Form 10-Q
period 1996-06-30
RAMTRON INTERNATIONAL CORP
filed 1996-08-09
CIK 849502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                             FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ___________ to ___________

Commission File Number     0-17739

            RAMTRON INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

         Delaware                            84-0962308
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

1850 Ramtron Drive, Colorado Springs, CO               80921
(Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code) (719) 481-7000

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/        No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 36,482,516 shares as of July 25, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)
                                                        June 30,   Dec. 31,
                                                          1996       1995
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                   $ 6,227    $ 6,283
  Accounts receivable, less allowances
   of $468 and $284, respectively                          3,131      2,599
  Inventories                                              7,710      5,552
  Deposits                                                 1,665      5,445
  Prepaid expenses                                         1,015        839
  Other current assets                                       265        118
                                                        --------   --------
Total current assets                                     $20,013    $20,836

Property, plant and equipment, net                         9,568     10,169
Intangible assets, net                                     5,353      5,532
Other assets                                                  21         21
                                                        --------   --------
                                                         $34,955    $36,558
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 4,362    $ 3,347
  Accrued compensation                                     1,779        150
  Other accrued liabilities                                2,004      1,595
  License rights                                             550        550
  Deferred revenue                                         1,121      2,499
                                                        --------   --------
Total current liabilities                                  9,816      8,141

Long-term promissory note and
  accrued interest, related party                          3,011      2,854
Long-term license rights                                   1,100      1,100
                                                        --------   --------
Total liabilities                                         13,927     12,095
                                                        ========   ========

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized - no shares issued                --         --
  Common stock, $0.01 par value, 50,000 shares
   authorized - 36,482 and 36,387 shares issued
   and outstanding, respectively                             365        364
  Additional paid-in capital                             148,450    148,290
  Accumulated deficit                                   (127,787)  (124,191)
                                                        --------   --------
Total Stockholders' Equity                                21,028     24,463
                                                        --------   --------
                                                         $34,955    $36,558
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                          RAMTRON INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)
                  (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 6,415   $ 3,076  $ 10,848  $  5,579
   Royalties                                 --     5,123        --     6,500
   License fees                           5,000       600     5,000     1,000
   Customer-sponsored research
     and development                         64        46        94       136
                                       --------  --------  --------  --------
                                         11,479     8,845    15,942    13,215
                                       --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  4,748     2,996     8,107     5,367
   Research and development               3,324     3,371     6,401     6,577
   Customer-sponsored research
     and development                         58        33        85       116
   Sales, general and administrative      2,760     1,862     4,913     3,988
   Sales, general and
     administrative, related parties         --        --        --       148
                                       --------  --------  --------  --------
                                         10,890     8,262    19,506    16,196
                                       --------  --------  --------  --------

Operating income (loss)                     589       583    (3,564)   (2,981)

Interest expense, related parties           (78)     (818)     (157)   (1,558)
Gain on disposition of equity investment     --       788        --       788
Other income                                 49        42       126        70
                                       --------  --------  --------  --------

Net income (loss)                       $   560   $   595  $ (3,595) $ (3,681)
                                       ========  ========  ========  ========

Net income (loss) per share               $0.01     $0.02    $(0.10)   $(0.21)
                                       ========  ========  ========  ========

Weighted average shares                  40,051    27,797    36,428    17,796
                                       ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)
                             (Amounts in thousands)

                                                             1996      1995
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(3,595)  $(3,681)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           1,455     1,470
     Accrued compensation                                    1,630        --
     Gain on sale of equity investment                          --      (788)
     Other                                                      --        23

Changes in assets and liabilities:
     Accounts receivable                                      (532)    2,377
     Inventories                                            (2,159)    5,290
     Deposits                                                3,779    (4,000)
     Accounts payable and accrued liabilities                1,423    (4,660)
     Long-term accrued interest, related parties               157     1,558
     Deferred revenue                                       (1,378)    1,393
     Other                                                    (512)     (291)
                                                          --------  --------
Net cash provided by (used in) operating activities            268    (1,309)
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (490)     (258)
   Proceeds from sale of equity investment                      --     1,500
   Proceeds from sale of assets                                  7       375
                                                          --------  --------
Net cash provided by (used in) investing activities           (483)    1,617
                                                          --------  --------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                 --     3,579
   Payments on note payable, related party                      --      (810)
   Payments on capital lease obligations                        --       (22)
   Issuance of common stock, net of expenses                   159        22
                                                          --------  --------
Net cash provided by financing activities                      159     2,769
                                                          --------  --------

Net increase (decrease) in cash and cash equivalents           (56)    3,077

Cash and cash equivalents, beginning of period               6,283       181
                                                          --------  --------
Cash and cash equivalents, end of period                   $ 6,227   $ 3,258
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                      RAMTRON INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
___________________________________________________________________________

Note 1.   Basis of Presentation and Management Opinion

The accompanying consolidated financial statements at June 30, 1996 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

Note 2.   Inventories

Inventories consist of:

                               June 30,    Dec. 31,
                                 1996        1995
                               --------    --------
                                 (in thousands)
                              (Unaudited)

    Finished goods               $2,892      $3,149
    Work in process               4,717       2,115
    Raw material                    101         288
                               --------    --------
      Total                      $7,710      $5,552
                               ========    ========

Note 3.   Promissory Note, Related Party

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of June 30, 1996 under the Fund Credit Facility were $2,600,000 and $411,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

Note 4.   Income Taxes

The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The Company has determined that under SFAS 109, any previously unrecognized tax benefits did not satisfy the realization criteria set forth therein. A valuation allowance has therefore been recorded against the entire net deferred tax asset.

Note 5.   Earnings Per Share

Net income or loss per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during each period presented. Certain warrants, employee stock options and in 1995 convertible preferred stock are common stock equivalents; however, such warrants, certain employee stock options and convertible preferred stock have not been included in net loss per share calculations for the six month periods ended June 30, 1996 and 1995 due to their antidilutive affect. Warrants, certain employee stock options and in 1995 convertible preferred stock are included in weighted average shares for the three month periods ended June 30, 1996 and 1995, as they are common stock equivalents and their effects are dilutive.

Note 6.   Commitments

EMPLOYMENT SECURITY PROGRAM. In May 1995, the Board of Directors of the Company adopted and in December 1995, the Company's stockholders approved, an Employment Security Program (the "Severance Plan") pursuant to which substantially all full-time employees of the Company on April 26, 1995 are entitled to receive severance pay and accrued vacation pay following involuntary termination of employment initiated after April 26, 1995 and on or before October 25, 1996. The Severance Plan requires that the Company set aside funds in a separate bank account to provide for the payment, if necessary, of severance pay as outlined in the Severance Plan as well as an amount equal to accrued employee vacation pay to eligible employees upon termination of their employment with the Company, if necessary, during the Severance Plan period. To date, no amounts have been paid or accrued relating to the Severance Plan.

INCENTIVE PROGRAM. In May 1995, the Board of Directors of the Company adopted and in December 1995, the Company's stockholders approved, an Incentive Program pursuant to which the Company will, in December 1996, award bonuses payable in cash or the Company's common stock to eligible employees of the Company. The purpose of the Incentive Program is to retain and motivate employees of the Company in order to ensure the growth and success of the Company. Under the Incentive Program, on October 25, 1996, the Company will establish an employee bonus pool in the amount equal to the principal amount of the funds (i.e., $1,502,769) initially set aside by the Company for the Company's Severance Plan less the amount of any severance payments made by the Company to its employees under the Severance Plan above. As of June 30, 1996, the maximum amount of the bonus pool was $1,502,769.

On December 2, 1996, the Company will distribute to eligible employees of the Company all of the funds in the bonus pool. Employees eligible to receive a distribution on December 2, 1996 may elect to receive their distribution either in cash or in common stock of the Company. If an employee elects to receive their distribution in common stock, the number of shares distributed to the employee will be equal to the total cash value of the employee's distribution divided by $3.50, which amount approximates the last reported sale price for the Company's common stock as reported on The Nasdaq Stock Market on April 26, 1995. The incentive program will terminate on December 2, 1996 after the distribution thereunder has been made.

The Company accounts for the Incentive Program by amortizing the total estimated expense of the Incentive Program evenly over the period of time between the date of shareholder approval of the plan, December 15, 1995, and the bonus pool establishment date of October 25, 1996. The total expense of the Incentive Program is estimated on a quarterly basis and is determined based upon either the minimum cash payout or the market price of the Company's common stock if such market price is in excess of $3.50 per share. Pursuant to the terms of the Incentive Program, the Company expensed approximately

$943,000 and $1,629,000 in the three and six month periods ended June 30, 1996 and the total accrued liability as of June 30, 1996 for such program was approximately $1,779,000.

Note 7.   Contingencies

Interference proceedings are continuing, challenging one of the Company's issued patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1992, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") concerning US Patent 4,873,664, which is owned by the Company. US Patent 4,873,664 covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference is therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party and is in possession of the issued US patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996. A decision by the Patent Office is expected within six (6) months after the oral hearing. Such decision would complete the administrative process. The non-prevailing party would then have the right, upon the filing of appropriate petitions, to pursue its case in Federal Court. The Company, if the non-prevailing party, would remain in possession of the issued US Patent while it pursues its case in Federal Court. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts.
The Company is uncertain as to the ultimate outcome of the above matter, as well as the associated effect upon the Company's financial position and results of operations.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 1996 increased to $11.5 million and $15.9 million, respectively, representing increases of 30% for the quarter and 21% for the six month period over the respective periods in 1995. The revenue increases for the quarter and for the six month period were attributable primarily to higher unit volume of the Company's FRAM and EDRAM products as compared with the same periods in 1995. Although there was also a significant increase in license fee revenue for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995, the increase was offset by a significant decrease in royalty revenue.

Product sales revenue for the second quarter and six months ended June 30, 1996 increased to $6.4 million and $10.8 million, respectively, representing increases of 109% and 94% for the six month period over the respective periods in 1995. The Company's product revenue mix continues to be dominated by EDRAM product sales with EDRAM product revenue totaling 93% and 91% of total product revenue for the second quarter and six months ended June 30, 1996, respectively. FRAM product revenues for the second quarter and six months ended June 30, 1996 increased to $.5 million and $1 million, respectively, representing increases of 36% for the quarter and 69% for the six month period over the respective periods in 1995. Increases in FRAM product revenues for the first six months in 1996 as compared to the same period in 1995 resulted primarily from increased sales volume to a single customer for use in a set-top box application. EDRAM product revenues for the second quarter and six months ended June 30, 1996 increased to $6 million and $9.9 million, respectively, representing increases of 118% for the quarter and 97% for the six month period over the respective periods in 1995. Increases in EDRAM product shipments during the first six months of 1996 as compared with the same period in 1995 resulted primarily from an increased supply of EDRAM product during the period enabling the Company to fulfill its previous delinquent customer backlog and supply EDRAM product to new customers. The rate of EDRAM product revenue growth is expected to decrease in the remaining two quarters of 1996 resulting from competitive pressure on pricing and the now fulfilled delinquent customer backlog.

No royalty revenue was recorded in the second quarter or the six months ended June 30, 1996 as the contract that produced such royalty revenue of $5.1 million and $6.5 million for the same periods in 1995 terminated during the second quarter of 1995.

License fee revenue during the quarter and for the six months ended June 30, 1996 resulted from the achievement of milestones pursuant to existing license agreements with Hitachi Ltd., Rohm Co., Ltd., and Fujitsu Ltd. License fee revenue for the six month period ending June 30, 1995 resulted from license agreements with Racom Systems, Inc., and Intag International Ltd., regarding the use of the Company's ferroelectric technology.

Cost of product sales as a percentage of product revenues during the quarter and for the six months ended June 30, 1996 were 74% and 75%, respectively, compared with 97% and 96% for the same periods in 1995. The improvement in cost of sales as a percentage of product revenues is related directly to the Company's EDRAM products. Increased sales volumes, favorable average selling prices and lower supply costs were the primary reasons leading to the improved cost of product sales percentages during 1996. Cost of product sales percentages for FRAM products remains high due primarily to the introduction of new designs, low volume of manufacturing and changes in manufacturing processes. FRAM product cost of sales percentages are expected to remain high until certain economies relating to volume manufacturing and more efficient designs can be realized internally and through the Company's alliance foundry relationships.

Research and development expenses for the second quarter and six months ended June 30, 1996 remained flat compared to the same periods in 1995. Decreases in research and development expenses during the first six months of 1996 occurred as a result of decreases in manufacturing volumes associated with research and development activities and from decreases in design costs associated with the Company's EDRAM products, but were offset by expenses related to the Company's incentive program totaling $.6 million and $1 million for the second quarter and six months ended June 30, 1996, respectively, with no such expenses being recorded during the same periods in 1995 (see Note 6 to Notes to Consolidated Financial Statements).

Sales, general and administrative expenses for the second quarter and six months ended June 30, 1996 increased 48% and 23%, respectively, as compared with the same periods in 1995 due primarily to foreign tax withholding of $.5 million on license fee revenue recognized during the second quarter of 1996, commissions on increased product sales and expenses associated with the Company's incentive program. Sales, general and administrative expenses for the second quarter and six months ended June 30, 1996 included incentive expenses of $.5 million and $.7 million, respectively, with no such expense being recorded for the same periods in 1995 (see Note 6 to Notes to Consolidated Financial Statements).

Sales, general and administrative expenses, related parties, for the six months ended June 30, 1996 decreased by $148,000 as compared to the same period in 1995. Such decreases resulted from the discontinuation of services from companies owned by Oren L. Benton.

Interest expense, related parties for the second quarter and six months ended June 30, 1996 decreased by $.7 million (90%) and $1.4 million (90%), respectively, as compared with the same periods in 1995 resulting from the conversion of approximately $27 million of debt to equity during the last six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of June 30, 1996 was $6.2 million, representing a $60,000 decrease for the first six months of 1996. The Company's primary sources of liquidity during the first six months of 1996 were cash flows from operations and the issuance of common stock pursuant to the exercise of stock options in the amounts of $270,000 and $280,000, respectively. The primary uses of cash for the same period were for the purchase of equipment and stock registration costs in the amounts of $490,000 and $120,000, respectively. Working capital as of June 30, 1996 totaled $10.2 million, a decrease of approximately $2.5 million from December 31, 1995.

The Company intends to finance its operations and working capital requirements during the remainder of 1996 by relying on its existing cash resources as of June 30, 1996, which consist of $6.2 million of cash and $1.7 million of deposits for future EDRAM inventory purchases. In addition, the Company intends to rely on payments from existing and future license and development agreements and from the sale of the Company's products. If required, the Company also has amounts available to it under a credit facility of $9.4 million as of June 30, 1996. Such credit facility agreement does not contain any requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, the purchase of manufacturing equipment and the funding of research and development efforts. The Company is continuing to pursue additional license and development arrangements with third parties as a source of such capital.
The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements including statements regarding the timing and composition of revenues, future operating results and the timing of product introductions, among others. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following:
(i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships; (vi) the availability and related cost of future financing; (vii) the retention of key personnel; (viii) the outcome of patent interference proceedings, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progressions, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a cost effective manner. The Company currently depends on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the primary contributor of positive operating results. Such license revenue does not typically occur on a consistent basis and is therefore expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations.

The Company is continuing efforts to improve its existing internal manufacturing capabilities and obtain commercial production of its FRAM products through its alliance partners which the Company believes is essential to its future profitability. The Company expects certain of its FRAM alliance partners to announce the availability of FRAM product engineering samples during the second half of 1996 with commercial quantities expected to be available during the first half of 1997. The Company is also continuing its efforts to reduce the cost of its FRAM products as well as developing for commercialization high-density FRAM products.

A second source for manufacturing of the Company's EDRAM products through IBM has produced a limited quantity of products to date with the delivery of commercial production expected by the end of September 1996. The Company is continuing to pursue additional sources of EDRAM production. The Company is also continuing its efforts to decrease the cost of its EDRAM products, develop new higher density products and enhance existing designs to contribute to the operating results of the Company.

There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented above. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially affected.

PART II - OTHER INFORMATION

Items 1 - 5   None

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

           Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

          No reports have been filed on Form 8-K
          during this quarter.

                        RAMTRON INTERNATIONAL CORPORATION
                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)


August 9, 1996                            /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)