Form 10-Q
period 1996-09-30
RAMTRON INTERNATIONAL CORP
filed 1996-11-13
CIK 849502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                             FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1996

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

Common Stock, $.01 Par Value - 36,538,653 shares as of October 31, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)
                                                        Sep. 30,   Dec. 31,
                                                          1996       1995
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                   $ 2,971    $ 6,283
  Accounts receivable, less allowances
   of $459 and $284, respectively                          4,700      2,599
  Inventories                                              9,120      5,552
  Deposits                                                 1,500      5,445
  Prepaid expenses                                           500        839
  Other current assets                                       148        118
                                                        --------   --------
Total current assets                                     $18,939    $20,836

Property, plant and equipment, net                         9,198     10,169
Intangible assets, net                                     5,241      5,532
Other assets                                                  21         21
                                                        --------   --------
                                                         $33,399    $36,558
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 4,749    $ 3,347
  Accrued compensation                                     2,997        150
  Other accrued liabilities                                1,893      1,595
  License rights                                             550        550
  Deferred revenue                                           925      2,499
                                                        --------   --------
Total current liabilities                                 11,114      8,141

Long-term promissory note and
  accrued interest, related party                          3,092      2,854
Long-term license rights                                   1,100      1,100
                                                        --------   --------
Total liabilities                                         15,306     12,095
                                                        --------   --------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized - no shares issued                --         --
  Common stock, $0.01 par value, 50,000 shares
   authorized - 36,498 and 36,387 shares issued
   and outstanding, respectively                             365        364
  Additional paid-in capital                             148,514    148,290
  Accumulated deficit                                   (130,786)  (124,191)
                                                        --------   --------
Total stockholders' equity                                18,093     24,463
                                                        --------   --------
                                                         $33,399    $36,558
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                          RAMTRON INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)
                  (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 3,458   $ 2,401  $ 14,306  $  7,980
   Royalties                                 --        --        --     6,500
   License fees                           2,750     5,000     7,750     6,000
   Customer-sponsored research
     and development                         61       116       155       252
                                       --------  --------  --------  --------
                                          6,269     7,517    22,211    20,732
                                       --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  2,869     2,022    10,976     7,389
   Research and development               3,867     2,239    10,268     8,816
   Customer-sponsored research
     and development                         55       102       140       218
   Sales, general and administrative      2,447     1,966     7,360     5,954
   Sales, general and
     administrative, related parties         --        --        --       148
                                       --------  --------  --------  --------
                                          9,238     6,329    28,744    22,525
                                       --------  --------  --------  --------

Operating income (loss)                  (2,969)    1,188    (6,533)   (1,793)

Interest expense, related parties           (80)     (387)     (237)   (1,945)
Gain on disposition of equity investment     --        --        --       788
Other income                                 50       177       176       247
                                       --------  --------  --------  --------

Net income (loss)                      ($ 2,999)  $   978  $ (6,594) $ (2,703)
                                       ========  ========  ========  ========

Net income (loss) per share             ($0.08)    $0.04    $(0.18)   $(0.14)
                                       ========  ========  ========  ========

Weighted average shares                  36,484    27,432    36,448    19,594
                                       ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                    (Unaudited)
                             (Amounts in thousands)

                                                             1996      1995
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(6,594)  $(2,703)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           2,149     2,209
     Accrued compensation                                    2,847        --
     Gain on sale of equity investment                          --      (788)
     Other                                                      --        23

Changes in assets and liabilities:
     Accounts receivable                                    (2,010)   (1,248)
     Inventories                                            (3,569)    4,528
     Deposits                                                4,164    (4,000)
     Accounts payable and accrued liabilities                1,700    (2,406)
     Long-term accrued interest, related parties               237     1,945
     Deferred revenue                                       (1,574)    1,734
     Other                                                    (265)   (1,595)
                                                          --------  --------
Net cash used in operating activities                       (2,915)   (2,301)
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (628)     (273)
   Proceeds from sale of equity investment                      --     1,500
   Proceeds from sale of assets                                  7       375
                                                          --------  --------
Net cash provided by (used in) investing activities           (621)    1,602
                                                          --------  --------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                 --     3,579
   Payments on note payable, related party                      --      (810)
   Payments on capital lease obligations                        --       (22)
   Issuance of common stock, net of expenses                   224     1,282
                                                          --------  --------
Net cash provided by financing activities                      224     4,029
                                                          --------  --------

Net increase (decrease) in cash and cash equivalents        (3,312)    3,330

Cash and cash equivalents, beginning of period               6,283       181
                                                          --------  --------
Cash and cash equivalents, end of period                   $ 2,971   $ 3,511
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                      RAMTRON INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996
___________________________________________________________________________

Note 1.   Basis of Presentation and Management Opinion

The accompanying consolidated financial statements at September 30, 1996 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

Note 2.   Inventories

Inventories consist of:

                               Sep. 30,    Dec. 31,
                                 1996        1995
                               --------    --------
                                 (in thousands)
                              (Unaudited)

    Finished goods               $5,147      $3,149
    Work in process               3,851       2,115
    Raw material                    122         288
                               --------    --------
      Total                      $9,120      $5,552
                               ========    ========

Note 3.   Promissory Note, Related Party

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of September 30, 1996 under the Fund Credit Facility were $2,600,000 and $492,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

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

Note 5.   Earnings Per Share

Net income or loss per share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during each period presented. Certain warrants, employee stock options and in 1995 convertible preferred stock are common stock equivalents; however, such warrants, certain employee stock options and convertible preferred stock have not been included in net loss per share calculations for the three month period ended September 30, 1996 and the nine month periods ended September 30, 1996 and 1995 due to their antidilutive affect. Warrants, certain employee stock options and in 1995 convertible preferred stock are included in weighted average shares for the three month period ended September 30, 1995, as they are common stock equivalents and their effects are dilutive.

Note 6.   Commitments

EMPLOYMENT SECURITY PROGRAM. In May 1995, the Board of Directors of the Company adopted and in December 1995, the Company's stockholders approved, an Employment Security Program (the "Severance Plan") pursuant to which substantially all full-time employees of the Company on May 18, 1995 are entitled to receive severance pay and accrued vacation pay following involuntary termination of employment initiated after May 18, 1995 and on or before October 25, 1996. The Severance Plan requires that the Company set aside funds in a separate bank account to provide for the payment, if necessary, of severance pay as outlined in the Severance Plan as well as an amount equal to accrued employee vacation pay to eligible employees upon termination of their employment with the Company, if necessary, during the Severance Plan period. To date, no amounts have been paid or accrued relating to the Severance Plan.

INCENTIVE PROGRAM. In May 1995, the Board of Directors of the Company adopted and in December 1995, the Company's stockholders approved, an Incentive Program pursuant to which the Company will, in December 1996, award bonuses payable in cash or the Company's common stock to eligible employees of the Company. The purpose of the Incentive Program is to retain and motivate employees of the Company in order to ensure the growth and success of the Company. Under the Incentive Program, on October 25, 1996, the Company will establish an employee bonus pool in the amount equal to the principal amount of the funds (i.e., $1,502,769) initially set aside by the Company for the Company's Severance Plan less the amount of any severance payments made by the Company to its employees under the Severance Plan above. As of September 30, 1996, the maximum amount of the bonus pool was $1,502,769.

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

The Company accounts for the Incentive Program by amortizing the total estimated expense of the Incentive Program evenly over the period of time between the date of shareholder approval of the plan, December 15, 1995, and the bonus pool distribution date of December 2, 1996. The total expense of the Incentive Program is estimated on a quarterly basis and is determined based upon either the minimum cash payout or the market price of the Company's common stock if such market price is in excess of $3.50 per share. Pursuant to the terms of the Incentive Program, the Company expensed approximately

$1,218,000 and $2,847,000 in the three and nine month periods, respectively, ended September 30, 1996 and the total accrued liability as of September 30, 1996 for such program was approximately $2,997,000.

Note 7.   Contingencies

Interference proceedings are continuing, challenging one of the Company's issued patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1992, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") concerning US Patent 4,873,664, which is owned by the Company. US Patent 4,873,664 covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceedings are therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party and is in possession of the issued
US patent.   The other two parties involved in the interference are "junior"
parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996. A decision by the Patent Office was originally expected within six (6) months after the oral hearing, but due to the complexity of the case, a decision is now expected within eighteen (18) months after the oral hearing. Such decision would complete the administrative process. The non-prevailing party would then have the right, upon the filing of appropriate petitions, to pursue its case in Federal Court. The Company, if the non-prevailing party, would remain in possession of the issued US Patent while it pursues its case in Federal Court. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the above matter, as well as the associated effect upon the Company's financial position and results of operations.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1996 were $6.3 million and $22.2 million, respectively, representing a decrease of 16% for the quarter and an increase of 7% for the nine month period over the respective periods in 1995. The revenue decrease for the quarter ended September 30, 1996 as compared with the respective period in 1995 was primarily a result of decreased license fee revenue, although an increase in product revenue partially offset such license fee revenue decrease. For the nine months ended September 30, 1996 as compared with the respective period in 1995, the increase in total revenues was primarily the result of an increase in both product revenue and license fee revenue, but was partially offset by a 100% decrease in royalty revenue.

Product sales revenue for the third quarter and nine months ended
September 30, 1996 increased to $3.5 million and $14.3 million, respectively, representing increases of 44% and 79% for the three and nine month periods over the respective periods in 1995. The Company's product revenue mix continues to be dominated by EDRAM product sales with EDRAM product revenue totaling 86% and 90% of total product revenue for the third quarter and nine months ended September 30, 1996, respectively.

FRAM product revenues for the third quarter and nine months ended
September 30, 1996 increased to $.5 million and $1.5 million, respectively, representing increases of 160% for the quarter and 91% for the nine month period over the respective periods in 1995. Increases in FRAM product revenues for the nine months in 1996 as compared to the same period in 1995 resulted primarily from increased product availability and sales volume of the Company's 16 kilobit serial FRAM products and from RFID FRAM products.

EDRAM product revenues for the third quarter and nine months ended
September 30, 1996 increased to $3 million and $12.8 million, respectively, representing increases of 34% for the quarter and 78% for the nine month period over the respective periods in 1995. The Company experienced a 50% decrease in EDRAM product sales on a sequential basis in the third quarter of 1996, resulting primarily from competitive pricing and supply pressures in the worldwide DRAM market. Such pressures had only a minimal effect on the average selling prices for the Company's EDRAM products during the third quarter with average selling prices decreasing by approximately 4%. Certain existing and new customers responded to these pressures by subsequently canceling or postponing orders and consuming existing inventories in anticipation of future reduced prices, which in turn lead to reduced sales volume of EDRAM products during the third quarter. EDRAM product revenues were also greater in the first two quarters of the year partially resulting from the fulfillment of a substantial EDRAM product backlog which existed at the end of 1995. Such backlog existed due to a limited supply of EDRAM product in late 1995.

No royalty revenue was recorded in the third quarter or the nine months ended September 30, 1996 as the contract that produced such royalty revenue of $6.5 million during 1995 terminated during the second quarter of 1995.

License fee revenue during the third quarter and for the nine months ended September 30, 1996 resulted from the expansion of an existing license agreement and the achievement of milestones pursuant to existing license agreements. License fee revenue for the nine month period ending
September 30, 1996 resulted from license agreements with Racom Systems, Inc., Intag International Ltd. and Toshiba Corporation.

Cost of product sales as a percentage of product revenues during the third quarter and for the nine months ended September 30, 1996 were 83% and 77%, respectively, compared with 84% and 93% for the same periods in 1995. The improvement in cost of sales as a percentage of product revenues is related directly to the Company's EDRAM products. Increased sales volumes, favorable average selling prices and lower supply costs for the Company's EDRAM products were the primary reasons leading to the improved cost of product sales percentages during 1996. Cost of product sales as a percentage of product revenues increased 9% on a sequential basis in the third quarter of 1996.
Such increase resulted from both lower average selling prices and from the sales mix of the Company's EDRAM products sold during the third quarter. Cost of product sales percentages for FRAM products remains high due primarily to the introduction of new designs, low volume of manufacturing and continued development of manufacturing processes. FRAM product cost of sales percentages are expected to remain high until certain economies relating to volume manufacturing and more efficient designs can be realized internally and through the Company's alliance foundry relationships.

Research and development expenses for the third quarter and nine months ended September 30, 1996 increased by 73% and 16%, respectively, over the same periods in 1995. Such expense increases resulted primarily from the Company's employee incentive program. Research and development expenses relating to the Company's employee incentive program for the third quarter and nine months ended September 30, 1996 totaled $.7 million and $1.8 million, respectively, with no such expenses being recorded for the same period in 1995 (see Note 6 to Notes to Consolidated Financial Statements). Additionally, increases in manufacturing expenses to support alliance development programs resulted in an increase in research and development expenses during the third quarter.

Sales, general and administrative expenses for the third quarter and nine months ended September 30, 1996 increased 24% in both periods over the respective periods in 1995 due primarily to commissions on increased product sales and expenses associated with the Company's employee incentive program. Sales, general and administrative expenses for the third quarter and nine months ended September 30, 1996 included incentive expenses of $.5 million and $1.1 million, respectively, with no such expense being recorded for the same period in 1995 (see Note 6 to Notes to Consolidated Financial Statements).

Sales, general and administrative expenses, related parties, for the nine months ended September 30, 1996 decreased by $148,000 as compared to the same period in 1995. Such decreases resulted from the discontinuation of services from companies owned by Oren L. Benton.

Interest expense, related parties for the third quarter and nine months ended September 30, 1996 decreased by $.3 million (79%) and $1.7 million (88%), respectively, as compared with the same periods in 1995 resulting from the conversion of approximately $27 million of debt to equity during the last six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of September 30, 1996 was $3 million, representing a $3.3 million decrease from December 31, 1995. The Company's primary uses of cash during the first nine months of 1996 were to fund operations and for property and equipment expenditures in the amounts of $2.9 million and $.6 million, respectively. Working capital as of September 30, 1996 was $7.8 million, a decrease of approximately $4.9 million from December 31, 1995. Approximately $3 million of such decrease in working capital relates to the accrual of the Company's employee incentive plan, a non-cash expenditure that will be distributed during the fourth quarter of the current year (see Note 6 to Notes to Consolidated Financial Statements).

The Company intends to finance its operations and working capital requirements during the remainder of 1996 by relying on its existing cash resources as of September 30, 1996, which consists of $3 million in cash and $1.5 million of deposits for future EDRAM inventory purchases. In addition, the Company intends to rely on payments from existing and future license and development agreements and from the sale of the Company's products. The Company's accounts receivable balance of $4.7 million as of September 30, 1996 includes a $2 million license fee from an existing licensee with payment to be received during the fourth quarter of the current year. If required, the Company also has amounts available to it under a credit facility of $9.4 million as of September 30, 1996. Such credit facility agreement does not contain any requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

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

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a cost effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not typically occur on a consistent basis and is therefore expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations.

The Company is continuing efforts to improve its existing internal manufacturing capabilities and obtain commercial production of its FRAM products through its alliance partners which the Company believes is essential to its future profitability. During September 1996, the Company announced that two of its FRAM product alliance partners issued press releases stating that they will produce memory products based on the Company's ferroelectric random access memory (FRAM (R)) technology. On September 3, 1996, Rohm Company Limited announced that it will begin sample shipments of a 16 kilobit serial FRAM memory with volume production beginning during the Company's fourth quarter of 1996. Rohm also announced that it intends to introduce a series of 4 kilobit and 64 kilobit FRAM memory products in the near future.
On September 30, 1996, Hitachi, Ltd. announced the world's first high-density 256 kilobit ferroelectric random access memory (FRAM) chip. Based on Hitachi's announcement, the Company expects to begin receiving sample shipments of the Hitachi-built 256 kilobit FRAM memory during the fourth quarter of 1996, with volume production anticipated during the first half of 1997. The Company is also continuing its efforts to reduce the cost of its FRAM products as well as developing for commercialization additional high-density FRAM products.

The Company announced in October 1996 that its family of 12-nanosecond enhanced dynamic random access memory products manufacturing by IBM are now fully qualified. The Company and IBM entered a license and supply agreement in May 1995. Customer delivery of such products will begin in November 1996. The Company is continuing to pursue additional sources of EDRAM production. The Company is also continuing its efforts to decrease the cost of its EDRAM products, develop new higher and lower density products and enhance existing designs to contribute to the operating results of the Company.

There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented above. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements including statements regarding the timing and composition of revenues, future operating results and the timing of product introductions, among others. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following:
(i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships; (vi) the availability and related cost of future financing; (vii) the retention of key personnel; (viii) the outcome of the patent interference proceedings, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progressions, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

PART II - OTHER INFORMATION

Items 1 - 5   None

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10.1* - Amendment to Agreement between the Company and Fujitsu Limited dated August 30, 1996.

            *Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 13, 1996                         /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)