Form 10-Q/A
period 1996-09-30
RAMTRON INTERNATIONAL CORP
filed 1996-12-31
CIK 849502

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

PART II - OTHER INFORMATION

Items 1 - 4   None


Item 5 - Other

     The Company entered into an Amendment to Agreement with Fujitsu Limited ("Fujitsu") as of August 30, 1996 (the "Amendment"), which amended the FRAM Technology License Agreement, dated December 19, 1995, between the Company and Fujitsu (the "License Agreement"). The Amendment added to the license previously granted to Fujitsu a royalty-bearing, nonexclusive, worldwide, perpetual license to use Ramtron's ferroelectric technology to design, develop, manufacture, sell, use, license and transfer Embedded FRAM Products in exchange for certain license fees and royalties based on Fujitsu product sales payable to the Company. The Amendment also provides Ramtron with the right to purchase Embedded FRAM Products from Fujitsu and entitles Ramtron to a portion of Fujitsu's Embedded FRAM Products manufacturing capacity, should such products be developed and manufactured. Embedded FRAM Products are FRAM products monolithically combined with other control logic or electronic functionality.


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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

December 30, 1996                         /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)