Form 10-Q/A
period 1996-09-30
RAMTRON INTERNATIONAL CORP
filed 1997-01-24
CIK 849502

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

January 23, 1997                          /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)