Form 10-K
period 1996-12-31
RAMTRON INTERNATIONAL CORP
filed 1997-03-26
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1996

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
For the transition period from            to
                               ----------    ----------

Commission File Number  0-17739

                       RAMTRON INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                   84-0962308
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

   1850 Ramtron Drive, Colorado Springs, Colorado                80921
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (719) 481-7000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  / X /  No  /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  /   /

As of March 21, 1997, 36,996,742 shares of the Registrant's Common
Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates (based upon the average bid and ask prices of the Common Stock, as reported on the Nasdaq National Market system on March 21,
1997) was approximately $103,300,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Proxy Statement") to be prepared pursuant to Schedule 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on May 29, 1997, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS

                                 THE COMPANY

Ramtron International Corporation and its subsidiaries ("Ramtron" or the "Company") are engaged primarily in the design, development, manufacture and sale of specialty high performance semiconductor memory devices. Ramtron has two product lines, ferroelectric nonvolatile random access memory (FRAM (registered trademark)) products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM (EDRAM) products. A glossary of certain technical terms can be found on page 17.

The Company was incorporated in Delaware under the name of Amtec Securities Corporation in January 1984. Its name was changed to Ramtron International Corporation in January 1988. The Company's principal executive offices are located at 1850 Ramtron Drive, Colorado Springs, Colorado 80921, and its telephone number is (719) 481-7000.

The Company has two wholly owned subsidiaries, Enhanced Memory Systems, Inc. ("EMS"), which was established in May 1995, and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was established in July 1996. The Company formed EMS to operate its EDRAM business. The Company formed Ramtron K.K. to perform sales and marketing functions within Japan for the Company's products and to act as a liaison between the Company and its Japan alliance partners. To date, Ramtron K.K. has had limited operations.

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Ramtron operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expected Future Results of Operations." From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Commission.

                                FRAM PRODUCTS

BACKGROUND

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide read/write and nonvolatile memory products with unique performance characteristics and properties. Ramtron's FRAM devices combine data nonvolatility with the benefits of random access memory (RAM) devices including a high number of read and write cycles, high speed for both read and write functions and low power requirements.

The Company believes that its FRAM technology is a departure from standard chip technology. In the late 1960's and 1970's, the U.S. integrated circuit industry revolutionized electronics with a series of radically new chip products including DRAMs, SRAMs, ROMs, EPROMs, EEPROMs, MCUs (microcontrollers), MPUs (microprocessors), bubble memories, and bipolar, MOS and CMOS process technologies. In the 1980's and 1990's, the chip industry has been principally characterized by improvements in manufacturing technologies, not technology pioneering. In this evolutionary environment, the Company believes that the performance characteristics of its FRAM chips could enable it to address substantial opportunities by replacing existing chip products if the Company could produce sufficient quantities at commercially competitive densities and cost. Ramtron first demonstrated a 256-bit working FRAM prototype in 1987 and, in 1992, began its first commercial sales of 4-kilobit (4K) FRAM devices. Commercial 16K FRAM devices were introduced by the Company in 1994, the same year the Company entered into an agreement with Hitachi to jointly develop higher density FRAM products initially with a density of 256K. In 1995, the Company introduced prototypes of its first 64K FRAM product.

Semiconductor memories are divided into two classes, volatile and nonvolatile. Volatile devices require continuous application of power to retain data while nonvolatile memories do not. Volatile memories are typically random access memory ("RAM") while most nonvolatile memories are a form of read only memory ("ROM"). Each category has different benefits and disadvantages and consequently are not interchangeable. It is not uncommon to find both categories used within the same system.

DRAMs are the most common memory device because of their flexibility, large capacity and low manufacturing cost. DRAMs are primarily used as the main memory in general purpose computers for temporary storage of programs and data while the system is powered. Nonvolatile memories are used to store programs and data for fixed purpose computers where the memory changes infrequently.

Manufacturers of electronic products, in particular, portable systems, desire a semiconductor memory solution that can cost-effectively provide both the read/write capabilities of RAM with the nonvolatility of ROM. Characteristics of an ideal memory include: (i) fast read/write speed; (ii) ability to endure a high number of read/writes; (iii) nonvolatility; (iv) cost effectiveness;
(v) minimal power consumption; (vi) high density and (vii) minimal form factor. There currently are no memory products in the market that provide a solution for customers that require all of these benefits. To address the inherent limitations of RAMs and ROMs, various combinations of the two are used in most electronic systems to accomplish an acceptable level of memory storage, data access and cost. Such product combinations and design strategies often result in increased manufacturing and assembly costs, reduced performance and/or product limitations. Current alternative nonvolatile products on the market include:

     EEPROM, which can be erased and reprogrammed electrically within the system, but has limited writes (in the thousands), needs substantial power to perform a write function and is very slow to reprogram.

     Integrated Battery Backed Static RAM ("BBSRAM"), which is a volatile SRAM device coupled with a lithium battery which maintains power to the SRAM when system power is absent. This device provides high-speed read/write rates and nonvolatile memory storage, but the relatively large size of the SRAM memory cell and the attached battery render the device expensive and bulky for installation on a board, and the reliability of batteries cannot be adequately tested prior to installation.

     Nonvolatile RAM ("NVRAM"), which consists of an SRAM and an EEPROM incorporated in a single semiconductor device. This enables the device to provide both the high-speed read/write rates and read/write endurance typical of SRAM and the nonvolatile memory retention of EEPROM. However, the complexity of NVRAM devices and the relatively high power and slow write from the SRAM to the EEPROM before power is lost make it too costly and unreliable for most commercial applications.

     Flash Memory is an alternative to future FRAM products with 256-kilobits and greater density. Flash memory offers the reprogrammability of EEPROM and, because it uses a smaller memory cell than EEPROM, may cost less to manufacture. However, it requires high power to write, is slow to reprogram and has limited writes similar to an EEPROM.

CHARACTERISTICS OF FRAM PRODUCTS

Ramtron's FRAM products provide in a single component the high-speed read/write characteristics and efficiencies of RAM with the nonvolatile memory storage capability of ROM. By integrating the nonvolatile properties of its ferroelectric materials with an industry standard CMOS semiconductor memory manufacturing process, Ramtron has produced component-level nonvolatile RAM products. The nonvolatile storage element in FRAM memories is a capacitor that is integrated between the transistor and metalization layers of a typical CMOS manufacturing process and is constructed from a thin film ferroelectric between two metal electrodes. Ferroelectric materials inherently function in a nonvolatile manner within a semiconductor memory device because they become polarized when an electric field is applied and remain polarized after the electric field is removed. Reversing the field causes spontaneous polarization in the opposite direction. The positive or negative state of the material can be sensed by the interaction of an applied electric field with the material's polarization, thereby allowing for the storage of binary digital information. Notwithstanding the theoretical simplicity of nonvolatile ferroelectric memories, it has taken Ramtron over eight years to be the first company to produce such memories in commercial volumes. High-density FRAM memories, if they can be developed and commercially produced in a timely and cost-effective manner, have the potential to impact significantly the semiconductor memory industry. The advantages of Ramtron's FRAM products include:

     Fast write time. Because a FRAM device works by polarization rather than stored-charge, it has very fast write speeds measured in nanoseconds (billionths of a second) rather than milliseconds for EEPROMs or Flash memories.

     High write endurance. FRAM products deliver more than 10 billion read/write cycles.

     Nonvolatile retention. FRAM products can retain data without a power source for as much as ten years under normal operating conditions.

     Small form factor. Batteries, extra transistors, sockets or add-on devices are unnecessary since nonvolatility is inherent in the ferroelectric material.

     Minimal power. FRAM devices have extremely low power demands (2 to 20 times less active current than alternative nonvolatile solutions) and require less standby current.

The manufacturing costs of FRAM products are presently higher than those of competing products. The Company and its strategic alliance partners are working to reduce such manufacturing costs and, because of FRAM compatibility with CMOS semiconductor manufacturing and the mask design of FRAM chips, the Company believes that FRAM products are capable of being mass produced on a cost-effective basis.

STRATEGY FOR FRAM PRODUCTS

To date, Ramtron has focused on the development and commercialization of low-density (up to 64 kilobits) FRAM products, although the Company is also pursuing the development of high-density (256 kilobits and above) FRAM products through strategic alliances. Key elements of the Company's strategy are summarized below.

INCREASE INTERNAL PRODUCTION CAPACITY FOR DIFFERENTIATED PRODUCTS. Ramtron is currently pursuing a number of design and process improvements that will increase its manufacturing output and lower its cost structure. This capacity will be used to develop high margin niche products that will complement the higher volume commodity capacity from the Company's alliance partners. Based on the acceptance of FRAM products in a variety of sectors including consumer electronics, industrial, medical, and telecommunications, the Company perceives a range of product opportunities that may be unattractive to its alliance partners, because they require relatively small volumes.

DEVELOP A COMPLEMENTARY MARKET POSITION. In the past, the Company's marketing efforts have included a focus on the replacement of EEPROMs in existing applications. With the emergence of higher density products, the Company feels it is prudent to shift the marketing strategy to one that supports both new proprietary products as well as those products fabricated by its alliance partners. This position focuses on the benefits of FRAM products in bridging the functions of ROM and RAM type memories.

PURSUE STRATEGIC DEVELOPMENT AND MANUFACTURING ALLIANCES. To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with certain well capitalized companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba and Fujitsu. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost-effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high-quality FRAM products for resale to customers.

HITACHI. In May 1992, the Company entered into an agreement with Hitachi Ltd. ("Hitachi") to determine the feasibility of developing and manufacturing high-density FRAM products. After completion of the feasibility study, Ramtron and Hitachi expanded their relationship in April 1994 by entering into a five-year agreement to develop jointly standard high-density FRAM products, initially with a density of 256 kilobits and later with densities of 1 megabit and 4 megabits. In September 1995, the agreement was amended to cover also the development of FRAM embedded products other than standard memory devices. The co-development programs for the 1-megabit and 4-megabit FRAM products are subject to successful commercial development of 256-kilobit FRAM products.
The initial joint development of a 256-kilobit FRAM product involves evaluation, testing and completion of design, pilot fabrication at Hitachi's facilities and qualification for commercialization of the 256-kilobit FRAM products. Each party has agreed to bear its own development costs. The Company and Hitachi announced in September 1996, that Hitachi would begin sample shipments of 256-kilobit FRAM memories during the fourth quarter of 1996 with volume production beginning during the first half of 1997. The expected timing of commencement of volume production has been delayed from those previously reported due to process modifications surrounding the transfer of the FRAM processing technology from the Company's fabrication facility in Colorado Springs to Hitachi's state-of-the-art manufacturing facility in Japan. The Company and Hitachi are presently in the characterization and design modification stage of a 256-kilobit FRAM product and final characterization for commercialization is expected to occur in the first half of 1997. After characterization is achieved, Hitachi is expected to begin commercially manufacturing 256-kilobit FRAM products during the second half of 1997, although the Company can give no assurances that Hitachi will be able to achieve such manufacturing expectations in the time provided. Under the joint development agreement, Ramtron granted Hitachi a nonexclusive, worldwide, perpetual license to utilize Ramtron's FRAM technology to develop, design, use and sell high-density FRAM products and Hitachi granted Ramtron a similar license with respect to any high-density FRAM technology solely developed and owned by Hitachi. Jointly developed technology, and any related patent rights, will be jointly owned. Hitachi agreed to pay Ramtron fixed license fees for its licensed rights. Hitachi is also required to pay a royalty on net sales to third parties of high-density FRAM products manufactured by Hitachi, which royalty rate is fixed for five years from the date of first shipment of 256-kilobit FRAM products by Hitachi and thereafter is subject to the agreement of the parties. Pursuant to the April 1994 agreement, the parties also agreed to discuss in the future a high-density FRAM products foundry and underlayer CMOS wafer supply agreement pursuant to which Hitachi would manufacture for and supply to Ramtron such products on terms to be determined after Hitachi has established a fabrication facility for high-density FRAM products. The parties entered into a memorandum of understanding (subject to the execution of definitive agreements) providing that if Hitachi decides in its sole discretion to establish FRAM production capacity for standard and non-standard FRAM products, then Ramtron is to be allocated 25% to 33% of Hitachi's ferroelectric process capacity for standard and non-standard FRAM products (up to a specified number of wafers per month), subject to reaching agreement on business terms including price, delivery schedule and quantities.

ROHM. In April 1993, Ramtron and Rohm Company, Ltd. ("Rohm"), a Japanese semiconductor company, agreed to cooperate in a multiphase alliance to expand the market for low-density FRAM products. In August 1994, Ramtron and Rohm expanded their relationship to include certain licensing and manufacturing arrangements to establish Rohm as a second-source manufacturer for low-density FRAM products. Under the current agreement, Rohm has agreed to manufacture standard and custom low-density FRAM products and supply such FRAM products to Ramtron. Rohm is evaluating the Company's low-density FRAM products for certain application-specific markets. Ramtron has the right to purchase up to 30% of Rohm's capacity of production wafers for FRAM products, which Ramtron may adjust upward or downward by 9% depending upon Ramtron's projected product sales. Rohm has been granted a nonexclusive, worldwide, perpetual license to Ramtron's FRAM technology and improvements thereto to design, develop, manufacture and sell FRAM products pursuant to a royalty arrangement with Ramtron based on net sales to third parties, subject to certain limitations on the quantity of FRAM product wafers Rohm may manufacture. Rohm agreed to pay license fees for the licensed rights, a portion of which have been paid and the remainder of which are payable upon achievement of certain manufacturing milestones. In September 1995, the Company and Rohm jointly announced that they agreed to the introduction of Ramtron's 16-kilobit FRAM product as the standard design for the first generation of products to be built under their alliance. Under the arrangement as modified, in September 1995, Ramtron agreed to provide Rohm with a design for the 16-kilobit FRAM product and to grant Rohm nonexclusive, nontransferable, worldwide, perpetual, product license and design rights for Ramtron's 16-kilobit FRAM products. Such license (including the right to manufacture and sell 16-kilobit FRAM products) is subject to the limitations on manufacturing quantities described above. In addition, Ramtron agreed to grant to Rohm a similar unrestricted license to 4-kilobit and 64-kilobit FRAM products upon completion of the design of such products by Ramtron, in consideration for the payment of additional license fees by Rohm. The 64-kilobit FRAM design was transferred to Rohm in November 1996. The Company has also expanded the definition of low-density FRAM products pursuant to the original agreement with Rohm to include 256-kilobit FRAM products. The 16-kilobit FRAM product is currently being used to debug the Rohm production line. Rohm had announced in September 1996 that it would begin sample shipments of FRAM memories in September 1996 with volume production beginning during the fourth quarter of 1996. Delays in this original schedule have occurred as a result of Rohm's desire to integrate with the Company's ferroelectric processes certain of their own ferroelectric processing methods which they believe may improve the performance characteristic of FRAM memories. The Company expects that sample shipments of FRAM product memories manufactured by Rohm will commence during the second quarter of 1997 with volume production beginning in the second half of 1997, although the Company can give no assurance that Rohm will be able to achieve such manufacturing expectations in the time provided.

TOSHIBA. In July 1995, the Company entered into a FRAM Technology License Agreement with Toshiba Corporation ("Toshiba") for the design, development, manufacture, use and sale of high-density FRAM products. The agreement provides for the transfer to Toshiba of certain FRAM technology developed and owned by Ramtron. Under the agreement, Ramtron granted to Toshiba a nonexclusive, worldwide, perpetual license to the FRAM technology, improvements and related intellectual property rights to design, develop, manufacture, use and sell FRAM products with 256 kilobits or greater densities, and Toshiba granted to Ramtron a license to use Toshiba's improvements in the FRAM technology. The agreement has a term of ten years and continuation of the agreement by Toshiba was subject to completion of a joint feasibility study of the FRAM technology for Toshiba to determine the feasibility of the implementation of FRAM technology into FRAM products. The feasibility study was completed in September 1996, and the parties are currently conducting a compatibility study of the underlayers fabricated by Toshiba and the capacitors fabricated by Ramtron. The next milestone to be achieved pursuant to the agreement is the first sale of engineering products by Toshiba. Toshiba also has the right to license the FRAM technology for use in certain radio frequency identification ("RF/ID") devices after December 31, 1998. Under the agreement, Toshiba is required to pay license fees, a portion of which were paid and the remainder of which are payable upon achievement of certain development and manufacturing milestones. In addition, Toshiba is required to pay additional lump-sum license fees upon achieving certain product sales levels if it elects to exercise an option to receive Ramtron's improvements on the FRAM technology developed after completion of the feasibility study. Toshiba is required to pay royalties to Ramtron based on its net sales of FRAM products and the royalty rates payable are graduated downward over a ten-year period. The parties also agreed that, pursuant to a separate agreement to be executed prior to Toshiba achieving commercial manufacturing, Toshiba will manufacture and sell to Ramtron standard and other FRAM products on terms to be agreed between the parties.

FUJITSU. In December 1995, the Company and Fujitsu Limited ("Fujitsu") entered into a FRAM Technology License Agreement. The Company granted to Fujitsu in that agreement a nonexclusive, worldwide, perpetual license to use the FRAM technology to develop, manufacture, use and sell standard memory FRAM products. Upon execution of the agreement, Fujitsu paid to the Company an up-front license fee. The agreement provides for the Company to transfer to Fujitsu FRAM technical information and data sufficient for Fujitsu to conduct a feasibility study of the FRAM technology. The successful completion of the feasibility study occurred in June 1996, and Fujitsu and the Company are conducting jointly a technical evaluation of the FRAM technology. Upon the successful completion of the evaluation, Fujitsu may elect to design and develop with the Company 1-megabit or 16-megabit FRAM products or to proceed with the design and development of FRAM products on its own. The agreement provides for Fujitsu to make additional license payments concurrently with Fujitsu's commencement of the development of FRAM products and for Fujitsu to make royalty payments based on its sales of FRAM products for a specified period from the date of Fujitsu's first sale of FRAM products. The agreement also provides for the cross-license by Fujitsu and the Company of their respective improvements in the FRAM technology and the joint ownership of jointly developed technology. The agreement further provides for the Company and Fujitsu to enter into a foundry agreement during the design and development phase as described above. The Company will have the right under the foundry agreement for a specified period of time to purchase an agreed portion of Fujitsu's monthly FRAM production capacity, subject to certain limits. In August 1996, the Company and Fujitsu entered into an amendment to the FRAM Technology License Agreement to include the use of such technology in the development, manufacture and sale of embedded memory FRAM products (other than in RF/ID applications). The amendment provides for Fujitsu to make an upfront license payment (which was made in December 1995), a payment upon the completion of an embedded FRAM product evaluation (which evaluation is currently being conducted) and royalty payments based on its sales of such products and for Ramtron to have the right (under the foundry agreement to be entered into between the Company and Fujitsu under the FRAM Technology License Agreement) for a specified period of time to purchase an agreed portion of Fujitsu's monthly production capacity for such products, subject to certain limits.

SAMSUNG. In December 1996, the Company and Samsung Electronics Co., Ltd. ("Samsung") entered into a FRAM License Agreement for the manufacture and sale of FRAM products. Under the agreement, Ramtron granted to Samsung a worldwide, perpetual, nonexclusive, nontransferable, nonsublicensable, right and license to use certain Ramtron intellectual property rights and improvements in connection with the sale of FRAM Products, including RF/ID devices, and Samsung granted to Ramtron a license to use Samsung's improvements in the FRAM technology. Under the agreement, Samsung is required to pay license fees, a portion of which were paid and the remainder are to be paid upon the first sale of product by Samsung or in December 1997, whichever occurs earlier. Samsung is required to pay royalties to Ramtron based on its net sales of non-RF/ID FRAM products over a ten-year period commencing upon the first commercial sale of FRAM products by Samsung. Royalties payable to Ramtron for RF/ID FRAM products are payable over the life of the Ramtron intellectual property rights granted under the agreement.

SGS-THOMSON. In February 1997, the Company and SGS-Thomson Microelectronics SA ("SGS-Thomson") finalized a non-binding FRAM technology Memorandum of Understanding (the "MOU"). Pursuant to the terms of the MOU, under Phase 1 of the collaboration, Ramtron will process SGS-Thomson base silicon wafers using proprietary ferroelectric technology to create CMOS 64-kilobit nonvolatile FRAM memory devices. Upon successful completion of integrating Ramtron's technology with SGS-Thomson's manufacturing capability, both parties intend to proceed with the second phase of the program, which includes certain manufacturing and licensing initiatives. Phase three of the agreement anticipates an expansion of the license between Ramtron and SGS-Thomson.

PURSUE COMPLEMENTARY FERROELECTRIC APPLICATIONS. Ramtron's ferroelectric technology has product applications other than for nonvolatile memory storage in semiconductor memory devices. For example, Ramtron has identified complementary applications in products that integrate its ferroelectric technology into microcontrollers, programmable logic devices and radio wave identification devices. To exploit such applications without diverting the Company's focus of resources from the development of FRAM products, Ramtron has pursued a strategy of licensing its ferroelectric technology to, and entering into joint ventures with, companies interested in exploiting other product applications. Ramtron also intends to develop internally and manufacture certain of such products designed for specific applications.

RACOM/INTAG. Racom Systems, Inc. ("Racom") is primarily engaged in the business of exploiting the benefits of FRAM technology in contactless smart card financial transaction systems using ferroelectric RF/ID devices. The low power requirement of ferroelectric technology makes it attractive for the RF/ID market. In October 1991, Ramtron granted Racom a nonexclusive license to use Ramtron's ferroelectric technology for identification devices powered by sound waves or electromagnetic waves without physical contact between the device and the power source (a "Ferroelectric RF/ID Device") and granted Racom an exclusive supply contract for Ferroelectric RF/ID Devices until January 1, 1999. Racom paid Ramtron a license fee and issued to Ramtron one-third of Racom's outstanding common stock for such rights. In April 1994, the Company increased its ownership in Racom to 50% in consideration for providing to Racom additional rights under the original license. In June 1994, the Company's ownership percentage decreased to approximately 45% as a result of a private stock offering by Racom. In November 1994, Ramtron decreased its ownership interest in Racom to approximately 42% as a result of the sale to Intag International Ltd. ("Intag") of shares of Racom common stock. In February 1995, Ramtron and Racom amended their nonexclusive license agreement and Ramtron, in exchange for receipt of license fees and shares representing approximately 10% of the outstanding shares of Racom common stock, agreed to extend the exclusive supply period to the end of the year 2005.

In May 1995, Ramtron, Racom and Intag entered into a Memorandum of Understanding which supersedes the February 1995 Ramtron/Racom agreement pursuant to which (i) Ramtron received the right to manufacture and sell ferroelectric RF/ID Devices not incorporating a microprocessor in consideration for the payment of royalties to Racom on such product sales,
(ii) Racom received the exclusive, worldwide rights (with the exception of the rights granted to Toshiba after December 31, 1998) to use the ferroelectric technology in all "contactless applications," (iii) Intag received the exclusive, worldwide right to use the ferroelectric technology in combination with contactless technology for certain conveyer-fed applications, except that Racom has the right to sell microprocessor-based "financial transaction cards" in certain markets, and (iv) Intag received the nonexclusive worldwide right to develop and sell products incorporating ferroelectrics and contactless technology not incorporating a microprocessor for all other RF/ID applications. The parties are currently negotiating a definitive license agreement intended to incorporate the terms of the May 1995 Memorandum of Understanding. Although pursuant to the May 1995 Memorandum of Understanding, Racom and Intag are each required to purchase at least 30% of their wafer requirements from Ramtron, provided Ramtron's prices are competitive, the parties have since agreed that the definitive license agreement between them will not include such a requirement. Intag is required to pay a royalty to Ramtron on all products it sells containing RF/ID FRAM chips not purchased from Ramtron. In consideration for the grant of such rights, Intag paid license fees to the Company and Racom in 1995. As of December 31, 1996, Ramtron's ownership interest in Racom was 42%, all of which has been pledged to secure a loan to Ramtron from the National Electrical Benefit Fund, and Intag's ownership interest in Racom was 46%.

PURSUE LEADING EDGE TECHNOLOGY AND DEVELOP NEW PRODUCTS. Ramtron intends to maintain its leadership in developing FRAM products. Ramtron is currently developing a 256-kilobit FRAM product with Hitachi as well as a shrunk version of its 64-kilobit FRAM product using a local interconnect process. The Company is also developing a one transistor/one capacitor ("1T/1C") memory cell to reduce the size and cost of future high-density and low-density FRAM memory products. In addition, the Company is continuing to research and develop alternative ferroelectric material compositions with the aim to further increase the performance potential of its products.

SYMETRIX. In October 1992, the Company and Symetrix Corporation ("Symetrix") entered into a Technology Agreement. Symetrix is a technology support company that is engaged in the development of high-performance ferroelectric materials using its process called Y-1 for use in memory products. In August 1995, Ramtron and Symetrix entered into a Ferroelectric Cross License Agreement (the "Cross License Agreement") which superseded the 1992 Technology Agreement.
The Cross License Agreement provides Ramtron with the right to use Symetrix's ferroelectric technology and certain rights to sublicense that technology, and Symetrix with the right to use Ramtron's ferroelectric technology and certain rights to sublicense that technology, with certain limited exceptions and on a non-exclusive, worldwide basis to make, use and sell Y-1 based ferroelectric integrated circuit memories. Each party must pay the other royalties on sales of ferroelectric integrated circuit memories incorporating the other party's technology, and on sales by sublicensees, and Ramtron is required to pay a technology transfer fee to Symetrix in four equal annual installments commencing 60 days after the effective date of the 1995 agreement.

FRAM PRODUCTS AND MARKETS

Ramtron classifies all of its current products as "low-density" FRAM products due to the fact that they all have memory capacity of 64 kilobits or lower.
To date, Ramtron has introduced fourteen versions of its ferroelectric products in the 4-kilobit and 16-kilobit density range in both parallel and serial data bus configurations. Many of Ramtron's existing products are pin compatible with EEPROM products that bear similar product number names. The Company is currently qualifying a new design of its 64-kilobit parallel FRAM memory product which is expected to be in commercial production in 1997. The Company is developing high-density FRAM products with certain of its strategic alliance partners, and Hitachi has announced that it expects to commence commercial production of a 256-kilobit FRAM device in 1997. (See "Business - FRAM Products - Strategy for FRAM Products - Pursue Strategic Development and Manufacturing Alliances - Hitachi" above.) The Company sold $1.9 million of FRAM products in 1996. Ramtron has been developing technology such as the 1T/1C cell and the local interconnect process needed to achieve high-density FRAM products and to reduce the cost of low-density FRAM products and will continue to pursue such development.

The applications of low-density FRAM devices include consumer electronics, business machines, communications equipment, test instruments, industrial controls and medical equipment. As of December 31, 1996, the Company had sold FRAM products, either directly or through Ramtron's distributors, to over 700 customers with applications predominantly in the industrial marketplace, including industrial control, medical, instrumentation, metering and communications systems. Although Ramtron has been informed by more than 700 customers that they have "designed-in" FRAM products into their products, it is difficult for Ramtron to estimate the number of customers with continuing supply needs for FRAM devices. The cost of the Company's products continues to be high compared to competing products. Since Ramtron is selling principally to smaller customers for specialized uses of FRAM products, such customers are generally not as price conscious because they often require most or all of the characteristics of FRAM products. Ramtron has been limited in its ability to market to high volume users of nonvolatile memory storage devices in the absence of a second-source manufacturer and as a result of the cost of currently available FRAM products. The Company expects that as it lowers its costs through its foundry arrangements with outside manufacturers, the applications for FRAM products will continue to grow beyond the market segments described above. Although Ramtron anticipates that utilization of the advanced semiconductor manufacturing processes and facilities of its strategic alliance partners will enable the Company to mass produce FRAM products at lower prices, the Company cannot estimate when such products will be available for mass marketing at competitive prices.

FRAM PRODUCT MANUFACTURING

Ramtron believes that reductions in the cost of manufacturing FRAM products are important to its long-term success and Ramtron is continually working to reduce its manufacturing costs. As discussed above, the Company has entered into strategic alliances, some of which impose an obligation on the parties to negotiate supply/foundry arrangements for FRAM products. Such arrangements are important for the Company if it is to gain access to advanced semiconductor manufacturing facilities to potentially enable Ramtron to manufacture products at substantially lower costs and in greater volumes than can currently be achieved. To do so, the Company is attempting to (i) increase yields by systematically identifying and reducing variability in manufacturing processes that result in the production of defective products,
(ii) redesign the products both to reduce size and to utilize new or improved manufacturing processes that can increase yields, and (iii) develop and refine manufacturing processes that increase yields, reduce the product dimensions or reduce the number of processing steps used to manufacture the product.

                         ENHANCED-DRAM PRODUCTS

Ramtron has developed a family of Enhanced-DRAM (EDRAM) products which capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. Ramtron currently produces EDRAM products under foundry agreements with Nippon Steel Semiconductor Co. Ltd. ("Nippon Steel") and IBM.

BACKGROUND

Because of their low cost and unlimited random access read/write capability, DRAMs are the most widely used memory device in computing applications. Significant improvements in microprocessor (MPU) speeds and increasing architectural complexity in computing systems has created a performance bottleneck at the memory system level due to slow memory access speed and bandwidth. Because DRAMs operate at slow speeds relative to the MPU, high-speed static random access memories (SRAMs) have been used to improve memory access and retrieval speed. However, the large memory cell size of the SRAM makes it significantly more expensive than the DRAM. Alternate DRAM architectures have been developed which use interleaving of several memory banks such as synchronous DRAM (SDRAM) and Rambus DRAM (RDRAM). Other DRAMs such as extended data output (EDO) and burst EDO use pipelining of data. These alternate DRAMs do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

CHARACTERISTICS OF EDRAM PRODUCTS

To address the access and retrieval speed limitations of DRAMs and the high costs associated with high speed SRAMs, Ramtron developed a group of 4-megabit EDRAM products. Ramtron's EDRAM products combine what it believes is the fastest 4-megabit DRAM (25-35 nanoseconds) together with a 10-15 nanosecond SRAM and a 2,048 bit-wide integrated DRAM to SRAM interconnecting bus, all on the same chip. The Company's EDRAMs can operate at the high speeds of today's MPUs enabling systems to operate faster and at a reduced overall system cost than systems using SRAM cache plus standard DRAM or the alternate DRAM architectures. Testing of EDRAM-based systems by Ramtron's customers has shown system performance improvements from 30-100% over similar systems with DRAM or DRAM plus SRAM cache. The system performance of EDRAM approaches the speed of a complete SRAM memory system but with significant improvements in cost and density.

The Company developed a family of 4-megabit EDRAM components that use the same packaging as the standard DRAM and a family of EDRAM single in-line memory modules (SIMM) and dual in-line memory modules (DIMM) that use the same form factor and connectors as a standard DRAM SIMM module. This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAMS and to design systems which can use either memory type to provide two performance options. The Company began selling EDRAMs in commercial volumes in the first quarter of 1993. The EDRAM product has been demonstrated to provide a performance advantage and cost effective memory solution for a variety of the highest performance system applications including personal computer motherboards, accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers, digital signal processing systems and video graphic systems.

NEW EDRAM PRODUCTS. During 1996, the Company began development of a 16-megabit version of its EDRAM product. The new product will be fully compatible with the industry standard Synchronous DRAM (SDRAM) products that are expected to become the standard main memory for PC systems during 1997. The new products use the EDRAM architecture internally to provide significantly faster access and retrieval speeds than SDRAM. The product has been named the Enhanced Synchronous DRAM (ESDRAM). The ESDRAM can replace SDRAM directly on printed circuit boards and on current dual inline memory modules (DIMMs) and small outline dual inline memory modules (SO DIMMs) currently being used in PC desktop and notebook computer systems. The new ESDRAM has the same speed as burst SRAM but with 8-16 times higher density and much lower cost. This will allow the Company to continue to provide a higher density and lower cost solution to static RAM (SRAM) products while maintaining a premium over slower DRAMs.

STRATEGY FOR EDRAM PRODUCTS

The Company's strategy is to provide SRAM performance with DRAM density in a product with significantly lower pricing than SRAMs. A significant portion of the Company's EDRAM business is targeted at replacement of fast (10-15 nanosecond) SRAMs in high performance systems. In these applications, EDRAM provides a 400% density improvement and a significantly lower cost/bit than equivalent SRAM products. EDRAM provides the customer cost and density advantages while allowing the Company to command a price premium over slower DRAMs. The added performance features do not add significantly to production costs when compared to standard DRAMs.

The Company's plan has been to produce EDRAMs through strategic alliances with major semiconductor companies and to expand the market for EDRAMs by making EDRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

NIPPON STEEL. In May 1995, the Company entered into a Transit Foundry Agreement with Nippon Steel pursuant to which Nippon Steel agreed to manufacture and sell 4-megabit EDRAM products to the Company at specified prices for the Company's resale to its customers. The Transit Foundry Agreement was scheduled to terminate March 31, 1996, but was extended to December 31, 1996. The Company and Nippon Steel are currently engaged in discussions to extend the Transit Foundry Agreement to the end of 1997 and at this time Nippon Steel continues to manufacture EDRAM products for the Company.

IBM. In April 1995, Ramtron entered into a five-year agreement with IBM under which Ramtron is required to design and qualify, and IBM will manufacture, completed wafers for the Company's EDRAM products. Before such products are manufactured by IBM, they are put through a design review. Final design review on the 4-megabit EDRAM product was completed in March 1996, and IBM began shipping qualified product to the Company during the fourth quarter of 1996. During the five-year agreement, IBM is permitted to terminate production for various reasons, including Ramtron's failure to qualify product or agree to certain yield targets, and IBM may terminate production for any reason upon 30-days notice to Ramtron. In addition, IBM has the right to reject Ramtron's purchase orders for completed wafers for EDRAM products for various reasons, including Ramtron's request for quantities of units that exceed the quantities IBM wishes to supply or request for performance of services or shipment dates that IBM deems unacceptable.

Ramtron granted to IBM an irrevocable, worldwide, nonexclusive license to use Ramtron's EDRAM technology and know-how for the development, fabrication, lease, sale or transfer of EDRAM products by or for IBM. IBM also received the unlimited right to manufacture EDRAMs for its internal consumption on a royalty-free basis, and the right to manufacture an amount up to two times Ramtron's total sales of EDRAMs for external sales on a royalty-free basis. IBM may exceed such limit by paying Ramtron a royalty on such EDRAM sales.
IBM does not have an obligation to supply such products to Ramtron until IBM begins external sales of EDRAM products to third parties, in which case Ramtron will have the right to purchase from IBM completed wafers in an amount up to 100% of IBM's previous quarterly sales of EDRAMs. Pursuant to the current agreement between the Company and IBM, IBM has agreed to the manufacture of DRAM products for the Company through the end of 1997. Ramtron and IBM have the right to terminate the agreement upon the occurrence of certain customary termination events, and either party may terminate for convenience upon 90-days notice to the other party. If Ramtron terminates due to IBM's default or IBM terminates for convenience, IBM has the right to continue in perpetuity all licenses granted to the EDRAM technology and know how on a royalty-bearing basis. Upon all other events of termination and upon expiration of the term of the agreement, IBM's license rights continue in perpetuity on a royalty-free basis.

EMS. In May 1995, Ramtron formed EMS as a wholly owned subsidiary through which the Company operates its EDRAM business, including designing, marketing and selling EDRAM products manufactured by third-party manufacturing partners. The creation of a separate organization serves to focus all of Ramtron's non-ferroelectric activities in a single organization. The Company currently sells ten 4-megabit EDRAM product configurations with three speed grades, two temperature ranges, two power supply voltages, and a low standby current version. These products include components with 4-megabit by 1, l-megabit by 4 and 512-kilobit by 8 configurations and 7 SIMM modules with 2-megabyte, 4-megabyte, 8-megabyte and 16-megabyte capacities and 2 DIMM modules with 4-megabyte and 8-megabyte capacities. Each product is available with 12, 15 or 20 nanosecond speed. The Company sold $16.0 million of EDRAM products in 1996.

The Company expects the EDRAM products to remain competitive with fast SRAM and the alternate DRAM architectures (EDO DRAM, burst EDO DRAM, SDRAM, RDRAM and others) for the foreseeable future. Although many of the alternate DRAM products are moving to 16-megabit densities and higher, many EDRAM market segments do not require such large memory capacities. The departure of many of the competing memory suppliers to serve the volume PC main memory market with 16-megabit products could enhance EDRAM opportunities in embedded control applications which do not require large memory capacities.

EDRAM PRODUCT MANUFACTURING

Because of the large capital costs associated with manufacturing DRAMs, the Company's manufacturing strategy with respect to EDRAM products has been to contract with conventional DRAM manufacturers to produce such products on behalf of the Company. To date, Nippon Steel and IBM have been the Company's manufacturers of these products.

The Company has recently redesigned the EDRAM to reduce its size by utilizing process improvements at Nippon Steel and IBM so that more products can be produced per wafer and yields can be improved. These product improvements will reduce costs and improve EDRAM access and retrieval speeds. The Company is currently working to develop EDRAM products with 16-megabit and higher densities to serve the needs of the high performance PC market and to reduce component counts in embedded control systems. The development of 16-megabit and 64-megabit manufacturing capability with new and existing alliance partners is a priority for the Company.

                            RESEARCH AND DEVELOPMENT

Development of additional FRAM and EDRAM products and the associated design development and manufacturing processes will require the Company to make significant additional investments in research and development. Continued investment in both products and processes is critical to the Company's success and, in the case of the Company's ferroelectric technology, to the ultimate commercial realization of such ferroelectric technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's current research and development activities are focused on expanding the Company's technology to develop new low-density and high-density applications, materials and processes, design concepts and architectures.

As of December 31, 1996, approximately 32 of the Company's employees were engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of the Company's products. The Company's research and development expenditures for 1996, 1995 and 1994 were approximately
$12.9 million, $11.5 million, and $16.5 million, respectively. Customer-sponsored research and development expenditures during 1996, 1995 and 1994 were approximately $.2 million, $.2 million and $.5 million, respectively.

                              MANUFACTURING

The Company's manufacturing strategy is to develop products internally and through codevelopment alliances for production by third-party manufacturers. Consistent with this strategy, Ramtron has entered into arrangements with Rohm, Hitachi, Toshiba and Fujitsu for the development and manufacture of FRAM products and with Nippon Steel and IBM for the manufacture of EDRAM products. The Company has also entered into a licensing arrangement with Samsung for the Company's ferroelectric technology, but such license does not include codevelopment or manufacturing arrangements between the Company and Samsung. Rohm is currently initiating manufacture of the Company's low density FRAM products for certain application specific markets with a view to manufacturing such products for sale by Rohm to customers and to the Company for resale to customers. The Company has not yet negotiated the definitive terms of the foundry supply agreements with Hitachi, Toshiba or Fujitsu, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions. Nippon Steel is currently producing EDRAM products for the Company pursuant to a Transit Foundry Agreement which expired in March 1996, but was extended to December 31, 1996. The Company and Nippon Steel are currently engaged in discussions to extend the Transit Foundry Agreement to the end of 1997. IBM is also producing EDRAM products for the Company pursuant to an agreement where IBM has agreed to manufacture EDRAM products for the Company through the end of 1997. The Company intends to continue limited production of its low-density FRAM products internally by purchasing silicon wafer underlayers from outside suppliers and completing manufacture of the products by applying its ferroelectric process to such underlayers at the Company's facility in Colorado Springs. Ramtron currently purchases such underlayers from two suppliers and will continue to pursue additional underlayer suppliers.

Ramtron's agreements with its third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and high-density DRAM products in commercial volumes. As a result, however, the Company is currently dependent on Nippon Steel and IBM for its supply of EDRAM products and will in the future be dependent on other manufacturers for the manufacture of FRAM and EDRAM products. The Company believes that it is most efficient for the Company to focus its internal manufacturing efforts on production of limited quantities of the Company's FRAM products to satisfy FRAM customer needs while second-source suppliers are developing and qualifying such products.

As is customary in the semiconductor industry, the Company and its third-party manufacturers subcontract with foreign companies to assemble and test its finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by the Company or its third-party manufacturers and implemented under supervision of process engineers of the Company or such third-party manufacturers.

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the Company's manufacturing processes. The Company believes that it has taken all necessary steps to ensure that its activities comply with all applicable environmental rules and regulations. While the Company's operations have not been materially impacted by the cost of environmental compliance, there can be no assurance that changes in such environmental rules and regulations will not require additional investments in capital equipment and compliance programs in the future. Any failure by the Company to comply with such environmental rules and regulations regarding the discharge of hazardous substances could subject it to substantial liabilities or could adversely affect its manufacturing operations.

In 1996, revenues from Rohm, Toshiba, Fujitsu and Samsung each accounted for more than 10% of total license fee revenues. Rohm, Toshiba, Fujitsu and Samsung are licensees of the Company's ferroelectric technology. If certain development milestones are not met with certain of these companies during 1997 under the Company's license and development agreements with the companies, the resulting loss of license revenues to the Company could have a material adverse effect on the Company's results of operations or financial condition.

Export product sales as a percentage of total product sales were 21%, 49% and 57% for the years 1996, 1995 and 1994, respectively.

                                MARKETING

As is typical of any other new products in the semiconductor industry, Ramtron's products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. The Company supports its customers' design-in activities and considers such support an important element of its sales and marketing efforts.

The Company markets its products worldwide through distribution networks using internal sales resources and independent sales representatives and distributors. The Company maintains three full time sales personnel at its headquarters in Colorado Springs and resident employees in San Jose, California, Japan and Europe. The Company has distribution and/or representation relationships with 3 companies in Japan, 18 in Europe, 3 in Singapore, 2 in Israel, 2 in Thailand and 1 in each of Taiwan, Korea, South Africa, China and Australia. In the United States, the Company has distribution/representation relationships with 19 companies and two in Canada.

In December 1994, the Company formed a distribution partnership with Montreal-based Future Electronics. Future Electronics serves as the Company's primary distributor in North America. The Company's representatives and distributors sell products which are competitive and complementary with the Company's products, although none offers ferroelectric-type semiconductors.

                                  BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, price-fixed contracts. Orders are typically entered into under the condition that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, the Company does not believe that its backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

                               COMPETITION

The semiconductor industry is intensely competitive and characterized by rapid technological change and product obsolescence, price erosion, periodic shortages of materials, variations in manufacturing yields and efficiencies and significant foreign competition. The industry includes major domestic and international companies with substantially greater financial, technical, manufacturing and marketing resources than are available to the Company. The Company expects to face intense competition from major manufacturers of the types of semiconductor memory products it hopes its FRAM and EDRAM products will displace. The Company expects manufacturers of such existing products to attempt, among other strategies, to improve their products to counter the advantages of FRAM and EDRAM products.

The Company considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, BBSRAM and NVRAM products in low density applications. Nonvolatile memory products are manufactured and marketed both by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., SGS-Thomson and Hitachi) and by smaller specialized product companies (e.g., Dallas Semiconductor and Benchmarq).

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM products have certain higher performance characteristics than standard DRAM products, however, the Company considers only high-speed "specialty" DRAM products (such as SDRAM, CDRAM, Rambus and Burst EDO-DRAM products manufactured by companies such as Fujitsu, Mitsubishi, Rambus (through its licensees), LG Semicon and Micron Technology, Inc.) to be competitive with the Company's EDRAM products. The Company also considers its EDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc. and Motorola Corporation.

In addition to unaffiliated potential competitors, the Company could face competition from its own licensees. The Company could also face competition from start-up or established companies that decide to pursue the development of ferroelectric or other nonvolatile semiconductor memory storage technologies or high-speed DRAM products. A number of major domestic and international companies have disclosed that they are researching ferroelectric materials and technologies for use in semiconductor devices. Although the Company protects its proprietary technology through a patent and trade secrets program, there can be no assurance that other companies will not develop or patent technology similar to that of the Company or reverse engineer the Company's technology. See "Patents and Proprietary Rights" below.

The Company's ability to compete in the rapidly evolving semiconductor marketplace depends on elements both within and beyond the control of the Company. These factors include the Company's ability to continue to obtain financing for its operations, to develop products in a timely manner and to manufacture such products on a cost-effective basis, as well as the extent to which the Company successfully introduces and the Company's customers accept new technologies and products. Also important are the speed at which customers incorporate the Company's products into their systems, and the Company's access to contract manufacturers with advanced semiconductor processes and to adequate financing, as well as general economic conditions and the number and capabilities of the Company's competitors.

                       PATENTS AND PROPRIETARY RIGHTS

To protect its proprietary technology, the Company relies principally on the maintenance of a trade secret program and the prosecution of patent applications through the patent systems of the United States and other countries. As of December 31, 1996, the Company held 53 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and April 2015. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. As of December 31, 1996, the Company had applied for 31 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. As of December 31, 1996, the Company held 36 unexpired foreign patents and had 59 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson or Nippon Steel.

In addition to prosecuting patents, the Company protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with all vendors, visitors and technical employees.

The Company believes its inventions are of fundamental importance to its ferroelectric technology and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company's inventions. There is evidence that other companies are seeking to develop and patent technology similar to the Company's technology. Furthermore, other companies may seek to reverse engineer the Company's products.

The Company does not license from others any material rights covering its ferroelectric technology or any technology needed to manufacture its EDRAM products. The Company does not believe that its technology infringes any patents at this time. The Company is aware, however, that others have obtained patents covering various semiconductor designs or processes. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future, or that any such assertions will not require the Company to refrain from the manufacture or sale of its products, enter into license/royalty arrangements or undertake expensive litigation. The Company may in the future receive claims that one or more aspects or uses of its products infringe on patents or other intellectual property rights of third parties. If any such infringements exist or arise in the future, the Company may be liable for damages and, like many companies in the semiconductor industry, may find it necessary or desirable to obtain licenses relating to third party technology incorporated in its products. Based on industry practices, necessary licenses or rights under patents can often be obtained on conditions not materially adverse to the licensee. However, there can be no assurance that licenses could in fact be obtained on commercially reasonable terms, or at all, or that litigation would not occur. The Company's inability to obtain such licenses or the occurrence of litigation could adversely affect the Company. See "Item 3. Legal Proceedings."

                                 EMPLOYEES

As of December 31, 1996, the Company had 105 employees, including 15 in management and administration, 32 in research and development, 46 in manufacturing and 12 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase Common Stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan or the 1995 Stock Option Plan. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chief Executive Officer, has an employment agreement with the Company, and none of the Company's employees has a post-employment noncompetition agreement with the Company. The Company believes that its employee relations are good.

Item 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position
----                   ---   --------
L. David Sikes         55    Chairman of the Board and Chief Executive Officer
Greg B. Jones          49    Director, President and Chief Operating Officer
Elliott M. Philofsky   55    Sr. Vice President and Chief Technical Officer
Richard L. Mohr        37    Executive Vice President and Chief Financial
                               Officer
Donald G. Carrigan     49    Vice President of Sales and Marketing

Officers are appointed by and serve at the discretion of the Board of Directors. All officers were appointed for terms ending upon their deaths, resignations, removal or appointment and qualification of a successor.

Mr. Sikes became the Company's Chairman of the Board and Chief Executive Officer in April 1995 and has been a director of the Company since September 1992. Prior to becoming Chairman of the Board and Chief Executive Officer, Mr. Sikes was the Company's President and Chief Operating Officer from July 1992 until January 1995, at which time he left the Company and joined Micro Component Technology Inc., a semiconductor equipment manufacturer, as Chairman, President and Chief Executive Officer from January 1995 until April 1995. Prior to joining Ramtron, Mr. Sikes was President and Chief Executive

Officer of ASM America, Inc. ("ASM America"), a semiconductor equipment company, from January 1991 until June 1992, and Executive Vice President and General Manager of ASM Epitaxy, a semiconductor equipment manufacturer, from February 1989 until December 1990. Prior to his tenure with ASM Epitaxy,
Mr. Sikes spent 18 years with Motorola, Inc. ("Motorola") in various management and executive positions including Vice President and Director of Semiconductor Research and Development Lab. His experience also includes several management and engineering roles with Eastman Kodak and National Semiconductor Corporation. Mr. Sikes received his Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

Mr. Jones became a director of the Company and the Company's President and Chief Operating Officer in February 1995. Prior to becoming President and Chief Operating Officer, Mr. Jones was Ramtron's Chief of Administration from January 1995 until February 1995. Prior to joining Ramtron, Mr. Jones was Marketing Director at Concord Services, Inc., a company owned by Mr. Benton, from November 1993 until January 1995. From August 1990 until November 1993, Mr. Jones served as Director of Vertical Reactors at ASM America. Prior to his work with ASM America, Mr. Jones held a variety of management positions in sales, marketing, corporate planning and project management. He holds a Master of Science in Management Sciences from Stanford University and a Bachelor of Science in Engineering from the U.S. Naval Academy, Annapolis.

Dr. Philofsky joined the Company in July 1991 as Senior Vice President of Technology and was named Senior Vice President of Technology and Manufacturing in April 1995. In February 1996, Dr. Philofsky was named Senior Vice President and Chief Technical Officer. Dr. Philofsky has over 26 years of semiconductor industry experience. From July 1985 until January 1991,
Dr. Philofsky was employed by Tegal Corporation, a semiconductor equipment manufacturer, and most recently served as its President. Before his tenure at Tegal Corporation, Dr. Philofsky was employed by AVX Corporation where he served as Vice President of the Integrated Capacitor Division and as Vice President of Technology. During this time, he was deeply involved with the properties of titanates for bulk capacitor manufacturing. PZT is the ferroelectric titanate material used by Ramtron in its FRAM products. Prior to joining AVX Corporation, Dr. Philofsky was Director of Motorola's Semiconductor Research and Development Laboratory in Phoenix, Arizona, and spent ten years with Motorola in various scientific roles. Dr. Philofsky has published over 20 technical papers at international conferences and holds over 15 patents. Dr. Philofsky received his Bachelor of Science in Metallurgical Engineering from Carnegie Mellon University and his Master of Science and Doctor of Philosophy in Materials Science from Northwestern University.

Mr. Mohr joined the Company in January 1991 as Controller. In April 1994, he was named Vice President and Controller and served in that position until February 1995 when he was named Executive Vice President and Chief Financial Officer. Mr. Mohr is a certified public accountant and has over 14 years of professional finance experience including 10 years employed with high technology and manufacturing companies. From February 1987 until December 1990, Mr. Mohr was the Chief Financial Officer of Packaging Research Corporation, an equipment manufacturing company. Mr. Mohr received his Bachelor of Science in Accounting from Colorado State University and a Master of Business Administration in Accounting and Finance from Regis University.

Mr. Carrigan joined the Company in November 1989 as Sales Manager and in July 1990 was named Director of Marketing and Sales and held that position until October 1992, when he became Vice President of Sales. In January 1997, Mr. Carrigan was named Vice President of Sales and Marketing. Mr. Carrigan has over 24 years of semiconductor industry experience in research and development, design, operations, marketing and sales. Prior to joining the Company, Mr. Carrigan held various managerial and technical positions, including Vice President of Sales and Marketing for Information Storage Incorporated, an optical storage system venture between Eastman Kodak Co. and Kawasaki Steel. He also held positions as Product and Test Engineering Manager and Director of Marketing for INMOS Corporation; Design Manager for NCR Microelectronics; IC Design Engineer in the Corporate Research Labs of Texas Instruments; and Design Manager for SRAM's with the Advanced MOS Memory Division of Texas Instruments. Mr. Carrigan received his Bachelor of Science degree in Electrical Engineering from the University of Tennessee and a Master of Science degree in Electrical Engineering from Southern Methodist University.

                                   GLOSSARY

Access time or speed - The time (expressed in nanoseconds) it takes to deliver information from a memory device after it is requested.

Bandwidth - A term to describe the amount of information that can be moved of a specific type of connection.

Bit - An abbreviation for binary digit, of which there are two, 0 and 1. Most semiconductor memories store information in binary form and the individual memory cells are often referred to as bits.

Capacitor - A device for accumulating and holding a charge of electricity, consisting of two conductors separated by a dielectric.

CMOS - Complementary Metal Oxide Semiconductor process technology. A semiconductor technology that uses two types of basic transistors (p-channel and n-channel) to build a circuit with low power and high performance.

DRAM - Dynamic Random Access Memory. A semiconductor memory device whose stored information must be refreshed every few milliseconds.

EEPROM - Electrically Erasable Programmable Read Only Memory. A device similar to an EPROM whose information can be erased electrically and rewritten a limited number of times.

EPROM - Erasable Programmable Read Only Memory. An electrically programmable memory device that can be reprogrammed by erasing the previous information by exposing the device to ultra-violet light and rewritten a limited number of times.

Ferroelectric Materials - A class of materials that exhibits spontaneous polarization (the ability to be permanently polarized by an electric field until subsequently changed).

Ferroelectric Technology - A technology that integrates ferroelectric material into a microelectronic semiconductor structure.

Flash Memory - A nonvolatile memory that may be erased and reprogrammed electrically. Can be programmed in the same manner as an EPROM, but is electrically erasable.

FRAM (registered trademark) - The Company's Ferroelectric Random Access Memory. A random access memory that employs a ferroelectric digital memory capacitor to make it nonvolatile.

Integrated Circuit - A group of inseparably connected circuit elements formed on a semiconductor substrate. The integrated circuit is the basis for modern computers.

Kilobit - 1,000 bits. In reference to a memory, usually 1,024 bits since memories are partitioned into sizes that are an exponential of two.

Megabit - 1,000,000 bits. In reference to a memory, usually 1,048,576 bits since memories are partitioned into sizes that are an exponential of two.

Microcontroller - A fundamental digital integrated circuit computing device programmed by the user.

Microprocessor - A computer processor contained on a integrated circuit chip.

Nanosecond - One-billionth of a second.

Nonvolatile Memory - An integrated circuit that retains information without electrical power.

Qualification - With reference to integrated circuits, the process of testing a representative sample of similar integrated circuits to determine that the sample meets set standards of quality and reliability.

RAM - Random Access Memory. A memory device in which any data can be addressed in a single operation.

Read-Write - The process of retrieving/changing information from semiconductor memory.

ROM - Read Only Memory. A memory device that is programmed during the manufacturing process and cannot be reprogrammed.

Silicon Wafer Underlayer - A silicon wafer manufactured through all processes prior to application of the Company's ferroelectric processes.

SRAM - Static Random Access Memory. A semiconductor memory device that retains its information as long as power is applied.

Volatile Memory - An integrated circuit that loses information when electrical power is interrupted.

Item 2.   PROPERTIES

The Company owns a 69,000-square foot building in Colorado Springs which serves as its principal executive offices and as a research, development and manufacturing facility. The facility has a Class 10 semiconductor clean room that currently has the capability to produce and test low-density FRAM products in limited quantities by applying its ferroelectric process to silicon wafer underlayers obtained from suppliers. The Company's land, building and equipment are subject to a first deed of trust and security interest in favor of the National Electrical Benefit Fund to secure a $12 million line of credit extended to the Company in September 1995. The Company believes that its existing facilities are adequate for its needs in the foreseeable future for limited production of low-density FRAM products, provided that the Company can obtain adequate supplies of silicon wafer underlayers from contract manufacturers.

Item 3.   LEGAL PROCEEDINGS

In 1992, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") concerning a patent, which is owned by the Company. The patent covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceedings are therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party and is in possession of the issued US patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996. A decision by the Patent Office was originally expected within six (6) months after the oral hearing, but due to the complexity of the case, a decision is now expected within eighteen (18) months after the date of the oral hearing. Such decision would complete the administrative process. The non-prevailing party would then have the right, upon the filing of appropriate petitions, to pursue its case in Federal Court. The Company, if the non-prevailing party, would remain in possession of the issued US Patent while it pursues its case in Federal Court. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the above matter, as well as the associated effect upon the Company's financial position and results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name:

                                           Votes
                                          Cast for             Votes
      Name of Director                    Director            Withheld
-----------------------------             --------            --------

   L. David Sikes                        23,290,335            6,229
   Greg B. Jones                         23,290,335            6,794
   William G. Howard                     23,290,335            6,794
   George J. Stathakis                   23,290,335            6,229
   William G. Tull                       23,290,335            6,229
   L. T. Womack                          23,290,335            6,229

At the Annual Meeting, the stockholders approved, with 22,507,593 votes cast in favor, 96,145 votes cast against and 11,810 abstentions, the amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company from 50,000,000 to 75,000,000 shares.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 1995 and 1996 ranges of the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
1995
----
First Quarter  . . . . . . . . . . . . . . . . . .  $ 5.75        $3.03
Second Quarter . . . . . . . . . . . . . . . . . .    4.50         3.13
Third Quarter  . . . . . . . . . . . . . . . . . .   14.38         2.97
Fourth Quarter . . . . . . . . . . . . . . . . . .   11.25         5.50

1996
----
First Quarter  . . . . . . . . . . . . . . . . . .    7.50         5.63
Second Quarter . . . . . . . . . . . . . . . . . .    9.00         5.25
Third Quarter  . . . . . . . . . . . . . . . . . .    8.50         5.13
Fourth Quarter . . . . . . . . . . . . . . . . . .    8.38         6.00

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 21, 1997, the last reported sale of the Company's Common Stock was $6.50 per share. As of March 21, 1997, there were approximately 2,547 record holders of the Company's Common Stock.

The Company made no sales of equity securities during 1996 that were not registered under the Securities Act of 1933.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its operations.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                           Year Ended December 31,
                                 1996     1995       1994     1993      1992
                               -------  ---------  -------  -------   --------
                                    (in thousands, except per share data)
  Operating Summary:

Revenues:
  Product sales                $17,942  $11,105  $ 14,221  $  3,632   $    59
  Royalties                         --    6,500     2,653     2,928       970
  License and development fees  13,250   11,000     3,000        --        --
  Customer-sponsored research
    and development revenues       199      281       575       405       371

Costs and Expenses:
  Cost of  product sales        14,032   10,253    13,219     3,488        --
  Research and development      13,104   11,732    16,989    19,578    14,666
  Sales, general and
     administrative              9,486    8,734     8,780     7,750     7,891

Operating loss                  (5,231)  (1,833)  (18,539)  (23,851)  (21,157)

Interest expense,
   related parties                 317    1,980     2,227     2,859     2,534

Net loss                       $(5,737) $(2,482) $(19,959) $(26,546) $(23,474)

Net loss per share              $(0.16)  $(0.11)  $(1.14)   $(1.92)   $(2.16)

Weighted average
   shares outstanding           36,507   21,653    17,526    13,825    10,855

                                                December 31,
                                 1996     1995      1994      1993     1992
                               -------  --------  --------   -------  --------
                                               (in thousands)
  Financial Position:

Working capital (deficit)      $12,157   $12,695  $(18,054)  $20,447  $(1,277)

Total assets                    31,762    36,558    31,855    52,734   20,420

Short-term debt, related
  parties                           --        --    25,136       470       --

Long-term debt, related parties  3,171     2,854        --    20,336   12,737

Total long-term debt             3,721     3,954        --    20,358   12,794

Accumulated deficit           (129,928) (124,191) (121,709) (101,750) (75,204)

Stockholders' equity (deficit)  22,272    24,463    (1,318)   18,469    4,072

Cash dividends per
  common share(1)                   --        --        --       --        --

--------------

(1) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships; (vi) the availability and related cost of future financing; (vii) the retention of key personnel;
(viii) the outcome of the Company's patent interference proceedings, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and of EDRAM products. The Company has generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Revenue has also been derived from the sale of the Company's FRAM and EDRAM products beginning primarily in 1993, and, prior to 1996, from royalties resulting from the sale by a licensee of products incorporating the Company's conventional DRAM technology. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of the signing of license and development agreements and the achievement of related performance milestones, and, to a lesser extent, upon the timing of significant product orders and royalty payments.

The Company generated minimal revenue from FRAM and EDRAM product sales prior to 1993. For 1996, 1995 and 1994, FRAM product sales represented approximately 11%, 10% and 11% of total product sales revenue, respectively, while EDRAM product sales accounted for 89%, 90% and 89%, respectively, for the same periods. During such periods, product sales revenue accounted for approximately 57%, 38% and 70%, respectively, of total revenues, the remainder of which were generated principally from license and development fees and royalties earned on conventional DRAM product sales by Nippon Steel. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs, the Company has incurred losses in each fiscal year since its inception and, prior to 1995, required substantial capital infusions from its principal stockholders in the form of debt and equity financing.

The Company has entered into development and licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, Nippon Steel and IBM, to advance the development of both its FRAM products and EDRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. In addition to these licensing arrangements, in December 1996, the Company entered into a license agreement with Samsung, although such arrangement does not include any development activities between the Company and Samsung or the availability of manufacturing capacity to the Company from Samsung.

RESULTS OF OPERATIONS

REVENUES. In 1996, product sales revenues increased by approximately 62% over product sales revenues in 1995 to a total of $17.9 million, consisting of sales of $1.9 million of FRAM products and $16.0 million of EDRAM products, compared to total product sales revenues during 1995 of $11.1 million from the sale of $1.1 million of FRAM products and $10.0 million of EDRAM products. The increase in product sales revenue in 1996 as compared with 1995 resulted primarily from an increase in the availability of the Company's EDRAM products from its manufacturing source during 1996. The increase in EDRAM product availability enabled the Company to fulfill during the first two quarters of 1996 a substantial customer backlog that existed at the end of 1995.
Increases in the volume of EDRAM products shipped during 1996 to new and existing customers was tempered by a decrease in product average selling prices during the year. Increases in FRAM product revenue during 1996 resulted from the increased availability of FRAM products and increases in volumes of FRAM products sold associated with the Company's 16-kilobit FRAM products and RF/ID FRAM products. The 22% reduction in product sales revenue in 1995 as compared with the same period in 1994 resulted primarily from a shortage of EDRAM product caused by a cessation in EDRAM production from Nippon Steel, the Company's only EDRAM manufacturing source at that time. The Company ceased production of its EDRAM products in April 1994 in response to excess inventory levels. This earlier cessation of production together with increased customer demand and the reluctance of Nippon Steel to manufacture products for the Company due to the Company's weak financial position at that time, resulted in shortages of product availability in 1995 and a shortfall in expected sales revenues. Product revenues in 1994 were $14.2 million consisting of sales of $1.6 million of FRAM products and $12.6 million of EDRAM products. FRAM product revenues in 1994 were primarily attributable to FRAM product sales to a major video game manufacturer. The transition in video games from game cartridges to compact discs from 1994 to 1995 reduced the demand for such game cartridges and subsequently led to the decrease in FRAM revenue from 1994 to 1995.

In 1996, 1995 and 1994, the Company recognized license and development fee revenues of $13.3 million, $11.0 million and $3.0 million, respectively. The Company's license fee revenues during 1996 resulted from the achievement of milestones pursuant to existing license arrangements, the granting of a new license for the use of the Company's ferroelectric technology and the granting of FRAM product designs to an existing licensee. Revenues from licensing activities during 1996 were recognized from Hitachi, Rohm, Toshiba, Fujitsu and Samsung. The Company's license fee revenue for 1995 resulted from the grant of licenses in the Company's ferroelectric technology to Toshiba,

Fujitsu, Hitachi and Rohm, and to Racom and Intag for use in certain RF/ID applications. In 1994, license fee revenue resulted from the Company's grant of licenses to the Company's ferroelectric technology to Hitachi and Rohm.

In 1996 the Company recorded no royalty revenues. In 1995 and 1994, the Company recorded royalty revenues of $6.5 million and $2.7 million, respectively, from Nippon Steel's sales of conventional DRAM products designed and developed by the Company. The royalty revenue recognized during 1995, represents the payment of all royalties payable by Nippon Steel on sales of conventional 1-megabit and 4-megabit DRAM products subsequent to 1994. That payment was made in connection with the May 1995 sale to Nippon Steel of the Company's equity interest in United Memories, Inc. ("UMI"), the joint-venture company formed by Ramtron and Nippon Steel to design and develop advanced semiconductor memory products. Under the terms of the UMI sale agreement, the Company will not receive additional royalty revenue from Nippon Steel for periods subsequent to 1995.

In 1996, customer-sponsored research and development revenues totaled $.2 million and were primarily attributable to design and development agreements with a number of companies, of which the Company recorded not more than $35,000 of revenue from any one company. In 1995, customer-sponsored research and development revenues totaled $.3 million primarily attributable to joint research and development agreements with Racom, Intag and Hitachi, as compared to $.6 million for the same period in 1994, which was primarily attributable to joint research and development agreements with Racom, Intag and Matsushita.

COST OF PRODUCT SALES. In 1996, 1995 and 1994, cost of product sales as a percentage of product revenues were 78%, 92% and 93%, respectively. The improvement in the cost of product sales as a percentage of product revenues in 1996 over the same period in 1995 relates directly to the Company's EDRAM products. Increased sales volume, favorable average selling prices and lower supply costs for the Company's EDRAM products were the primary reasons leading to the improved cost of product sales percentage for 1996. Cost of product sales as a percentage of product revenues for EDRAM products is expected to continue to improve during 1997 as the Company's production costs decrease. The expected improvement in the cost of EDRAM product sales is directly related to the Company's ability to maintain reasonable average selling prices at levels comparable or slightly under the average selling price levels which existed at the end of 1996, although there can be no assurance the Company will be able to maintain such average selling prices during 1997. The cost of product sales as a percentage of product revenues for the Company's FRAM products was approximately 97% for each of 1996, 1995 and 1994. The overall cost of product sales has remained high due primarily to the Company's introduction of new FRAM and EDRAM product designs, low volume of manufacturing and changes in the manufacturing processes. Furthermore, the low manufacturing volume of FRAM products has resulted in higher costs associated with the Company's CMOS underlayer supply and external packaging and testing services. Slight improvements in the cost of product sales as a percentage of product revenues for FRAM products are expected during 1997 as manufacturing efficiencies are achieved at the Company's facility and through the use of the advanced semiconductor manufacturing processes and facilities of the Company's foundry alliances, assuming successful completion of development and product qualification. The expected improvement in the cost of product sales as a percentage of product revenues for the Company's EDRAM products is expected to occur as a result of an overall cost improvement from the Company's foundries as their prices to the Company are adjusted downward in relation to standard DRAM pricing.

RESEARCH AND DEVELOPMENT. In 1996, research and development expenses increased by $1.4 million (12%) as compared with the same period in 1995, due primarily to the expensing of a non-recurring, non-cash Employee Incentive Program approved by the Company's stockholders in December 1995 and terminated in December 1996. Such research and development incentive expense totaled approximately $1.8 million in 1996, the absence of which would have resulted in a decrease in research and development expenses in 1996 as compared to the same period in 1995 of approximately $.4 million (3%). Approximately
$.1 million of such incentive expense was recorded in 1995. The decrease in research and development costs is primarily related to a decrease in manufacturing volumes associated with the Company's research and development activities. Research and development expenses are expected to increase during 1997, absent the incentive expense referred to above, as the Company develops new products and processes and supports its existing and expected new alliance partners in continued FRAM and EDRAM product development. In 1995, research and development expenses decreased by $5.0 million (30%) as compared with the same period in 1994, primarily due to decreases in costs associated with the purchase of semiconductor wafers used for production of FRAM products and decreased manufacturing volumes associated with research and development activities.

CUSTOMER-SPONSORED RESEARCH AND DEVELOPMENT EXPENSES. In 1996, customer-sponsored research and development expenses were primarily related to design development services with eleven different customers, of which expenses decreased by $64,000 (26%) as compared with the same period in 1995. Customer-sponsored research and development expenses for 1995, related primarily to the joint research and development efforts with Racom, Intag and Hitachi, which expenses decreased $.3 million (55%) as compared to 1994.

SALES, GENERAL AND ADMINISTRATIVE. In 1996, sales, general and administrative expenses increased by $.8 million (9%) as compared with the same period in 1995, due primarily to the expensing of a non-recurring, non-cash Employee Incentive Program approved by the Company's stockholders in December 1995 and terminated in December 1996. Such sales, general and administrative incentive expense totaled approximately $1.1 million in 1996, the absence of which would have resulted in a decrease in sales, general and administrative expenses in 1996 as compared to the same period in 1995 of approximately $.3 million (4%). Approximately $.1 million of such incentive expense was recorded in 1995. Such decrease in sales, general and administrative expenses in 1996 as compared to the same period in 1995 relates primarily to a decrease in withholding taxes associated with the Company's licensing and royalty arrangements. Increases in product sales commissions paid to distributors and reps during 1996 associated with increased product sales revenues partially offset such decreases in sales, general and administrative expenses mentioned above. In 1995, sales, general and administrative expenses remained flat as compared with 1994.

INTEREST EXPENSE. In 1996 and 1995, interest expense, related parties decreased by $1.7 million (84%) and $.2 million (11%), respectively, as compared with 1995 and 1994, respectively. Such decreases were primarily due to the conversion of debt to equity of approximately $27.0 million of related party notes payable and associated accrued interest, pursuant to a 1995 debt conversion agreement.

GAIN ON DISPOSITION OF EQUITY INVESTMENTS. In 1995, the Company recorded a gain of $.8 million on the disposition of its equity investment in UMI. In May 1995, the Company entered into an agreement with Nippon Steel whereby the Company sold to Nippon Steel for $1.5 million all of Ramtron's voting and nonvoting common stock in UMI.

EXPECTED FUTURE RESULTS OF OPERATIONS

The Company is continuing its efforts to improve and increase commercial production and sales of its EDRAM products and low-density FRAM products, decrease the cost of producing such products and develop and commercialize new high and low-density FRAM products and enhancements to its existing FRAM and EDRAM products. The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, new license arrangements are entered into and milestones under the Company's existing and any new license and development agreements are achieved.

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of the Company's high-density FRAM products; (ii) the completion of the development and qualification for manufacturing of the Company's EDRAM products with densities both greater than and less than its existing 4-megabit density; (iii) wider customer acceptance of its EDRAM products and low-density FRAM products; (iv) market acceptance of new high and low-density FRAM products which may be developed; (v) the Company's ability to manufacture its products on a cost-effective and timely basis in its own facility and through alliance foundry operations; (vi) the availability and related cost of future financing; and
(vii) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba and Fujitsu. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost-effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high quality FRAM products for resale to customers. The Company is also exploring opportunities with potential licensing partners to have such partners update the Company's existing fabrication facility in Colorado Springs, Colorado by providing state-of-the-art manufacturing equipment in lieu of license payments and then sharing manufacturing output of such facility. The Company signed a Memorandum of Understanding ("MOU") with SGS-Thomson incorporating terms similar to these, but no definitive agreement concerning such facility upgrade exists at this time and there can be no assurance that a final agreement incorporating such terms will be entered into. (See "Pursue Strategic Development and Manufacturing Alliances" above.)

The Company intends to produce EDRAMs through strategic alliances with major semiconductor companies and to expand the market for EDRAMs by making EDRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has relied on its stockholders, and particularly, since 1989, on Oren L. Benton and the National Electrical Benefit Fund, to provide working capital for its operations. Throughout 1992, 1993, 1994 and, in the case of the Fund, through the first four months of 1995, Mr. Benton and the Fund financed the Company's operations through a series of equity investments and loans; most of such loans were subsequently converted into equity. In February 1995, Mr. Benton filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of
Mr. Benton's personal bankruptcy, the Company could no longer continue to rely on Mr. Benton as a source of financing, nor on the Fund under terms that would have been available had Mr. Benton and the Fund continued to fund the Company together. In September 1995, the Company successfully completed a debt conversion plan which provided for the conversion of a significant portion of its outstanding debt into equity, and in connection therewith, the Company received a new $12 million credit facility from the Fund. The Company has been successful in financing its working capital requirements from its operations since May 1995 and has not required any additional financing from the Fund or any other outside resource since that time.

Net cash used in operating activities was $3.0 million in 1996 compared with $1.3 million provided by operations in 1995. The $4.3 million increase in net cash used in operations in 1996 when compared with 1995 resulted primarily from a significant increase in accounts receivable and inventories during the last half of 1996. Accounts receivable increased in 1996 by $4.2 million over 1995 primarily as a result of a new license agreement signed in late December 1996. The first payment pursuant to the terms of that license agreement in the amount of $3.0 million was received in early January 1997. Inventories increased as of the end of 1996 by $1.8 million resulting from production decisions made during the third quarter of 1996 pertaining to the Company's EDRAM products. Manufacturing starts have since been slowed to bring EDRAM inventories to an optimum level to maximize the Company's inventory turns and cash flows from product sales and yet provide product to the Company's customers in a timely manner. A major source of cash provided by operating activities during 1996 resulted from the Company applying EDRAM production security deposits of $5.4 million held by Nippon Steel at the end of 1995, to purchase EDRAM products during 1996. As of December 31, 1996, Nippon Steel no longer required a deposit to secure production of such EDRAM products and the amount left on deposit with Nippon Steel at the end of 1996 was negligible. Net cash provided by operating activities in 1995 of $1.3 million increased by $19.5 million from net cash used in operating activities in 1994 of $18.2 million. The $19.5 million increase in cash provided by operations in 1995 when compared to 1994 resulted primarily from a $17.5 million improvement in the Company's net loss for the year and from the prepayment of license fees from certain license partners which was recorded as deferred revenue.

Net cash used in investing activities was $.6 million in 1996 compared to net cash provided by investing activities of $1.3 million in 1995. The $1.9 million decrease in net cash provided by investing activities in 1996 when compared with 1995 resulted primarily from a decrease in the proceeds from the sale of assets. In 1995, the Company entered into an agreement with Nippon Steel under which the Company sold its interest in UMI, a jointly owned DRAM design resource, to Nippon Steel for $1.5 million. No such transaction occurred in 1996. The purchase of capital equipment and facility modifications increased by $.2 million (37%) in 1996 when compared with 1995 and was primarily related to the addition of new test equipment, the improvement of existing manufacturing equipment and the purchase of computer related equipment used primarily in research and development activities. Net cash provided by investing activities of $1.3 million in 1995, increased by $2.2 million from net cash used in investing activities in 1994 of $.9 million. The $2.2 million increase in cash provided by investing activities in 1995 when compared to 1994 resulted primarily from the proceeds received from the sale of a jointly owned DRAM design resource of $1.5 million as well as a reduction in the purchase of capital equipment by $1.1 million.

Net cash provided by financing activities was $.5 million in 1996 compared with $3.5 million in 1995. The $3.0 decrease in net cash provided by financing activities in 1996 when compared with 1995 resulted primarily from the Company's ability to cash flow its operations with internally generated cash flows and therefore requiring no additional outside funding. In 1995, the Company received approximately $2.6 million in outside funding pursuant to a $12.0 million line of credit with the Fund, one of the Company's principal shareholders. Net cash provided by financing activities of $3.5 million in 1995, increased by $1.0 million from net cash provided by financing activities in 1994 of $2.5 million. The $1.0 million increase in cash provided by financing activities in 1995 when compared to 1994 resulted primarily from the proceeds received from the sale of the Company's stock associated with the exercise of employee stock options. Net cash provided by financing activities of $2.5 million in 1994, decreased by $43.6 million from net cash provided by financing activities in 1993 of $46.1 million.

During 1996, the Company received approximately $6.3 million in cash relating to milestone achievements, license expansion agreements and product design programs with existing FRAM technology license partners. Milestone payments pursuant to these agreements are expected to create additional cash flows during 1997 and 1998 subject to the fulfillment of certain milestone conditions. The Company also recorded an increase in product sales of approximately $6.8 million (62%) in 1996 creating an additional source of cash flow for the Company. An increase in product sales activity and new license arrangements are anticipated in 1997. No additional draws on the Company's $12 million credit facility with the Fund were made during 1996 leaving an available balance of $9.4 million as of December 31,1996.

During 1997, the Company intends to finance its operations by relying on its existing cash resources at December 31, 1996 of approximately $3.2 million, expected cash receipts from new license agreements, cash receipts from the sale of the Company's products, and license and milestone payments to the Company on existing license agreements of approximately $9.0 million. The Company received $3.0 million of such license and milestone payments in January 1997. The remaining $6 million of license payments are payable in part upon (i) the first sale of product by a certain licensee or in December 1997, whichever occurs first, and (ii) the completion of two preliminary designs for a certain licensee. If certain of these development milestones are not met during 1997, the resulting loss of license revenues to the Company could have a material adverse effect on the Company's results of operations or financial condition. If required, the Company also has amounts available to it under its credit facility with the Fund of approximately $9.4 million as of December 31, 1996. Such credit facility agreement does not contain any special requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

The Company anticipates that during 1997, the level of the Company's operating expenses will increase to support anticipated sales growth and to further the research and development efforts associated with internal product development and to support existing and potential new licensing partners. The Company anticipates an increase in capital equipment expenditures during 1997 to fulfill certain manufacturing requirements for both FRAM and EDRAM products. The Company will pursue leasing arrangements to finance such capital equipment purchases, although there can be no assurance that the Company will be able to arrange such financing, or if financing is available, if it will be on terms acceptable to the Company.

Based on the Company's capital resources as of December 31, 1996 and amounts available to the Company under its credit facility with the Fund and based on expected near term revenues and operating costs, the Company expects to be able to fund its operations through at least 1997. The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory and the purchase of equipment. The Company is continuing to pursue additional license and development arrangements with third parties and will continue to seek reasonable sources of capital to satisfy its future operating and working capital requirements, but it has not yet identified any specific new sources of capital.

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995        F-2

Consolidated Statements of Operations
for the years ended December 31, 1996, 1995 and 1994                F-3

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 1996, 1995 and 1994                F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995 and 1994                F-5

Notes to Consolidated Financial Statements                       F-6 to F-18

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ Arthur Andersen LLP

Denver, Colorado,
   February 7, 1997.

                         RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                    (in thousands, except par value amounts)
                                 -------------
                                                           1996        1995
                                                         --------    ---------
     ASSETS

Current assets:
   Cash and cash equivalents                              $ 3,182     $ 6,283
   Accounts receivable, less allowances
     of $721 and $284, respectively                         6,810       2,599
   Inventories                                              7,342       5,552
   Deposits                                                    20       5,445
   Prepaid expenses                                           503         839
   Other current assets                                        69         118
                                                          -------     -------
      Total current assets                                 17,926      20,836

Property, plant and equipment, net                          8,697      10,169
Intangible assets, net                                      5,118       5,532
Other assets                                                   21          21
                                                          -------     -------
                                                          $31,762     $36,558
                                                          =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,992     $ 3,347
   Accrued liabilities                                      1,202       1,516
   Accrued royalties                                          612         229
   License rights                                           1,100         550
   Deferred revenue                                           863       2,499
                                                          -------     -------
      Total current liabilities                             5,769       8,141

Long-term promissory note and accrued
   interest, related party                                  3,171       2,854
Long-term license rights                                      550       1,100
                                                          -------     -------
      Total liabilities                                     9,490      12,095
                                                          -------     -------
Commitments and contingencies (Notes 7 and 14)

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
     authorized: no shares issued and outstanding              --          --
   Common Stock, $.01 par value, 75,000 shares
     authorized:  36,997 and 36,387 issued and
     outstanding, respectively                                370         364
   Additional paid-in capital                             151,830     148,290
   Accumulated deficit                                   (129,928)   (124,191)
                                                          -------     -------
      Total stockholders' equity                           22,272      24,463
                                                          -------     -------
                                                          $31,762     $36,558
                                                          =======     =======
See accompanying notes.

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)
                                 -------------

                                                  1996      1995       1994
                                                --------  --------   --------
Revenue:
   Product Sales                                 $17,942   $11,105   $14,221
   Royalties                                          --     6,500     2,653
   License and development fees                   13,250    11,000     3,000
   Customer-sponsored research
     and development                                 199       281       575
                                                 --------  --------  --------
                                                  31,391    28,886    20,449
                                                 --------  --------  --------
Costs and expenses:
   Cost of product sales                          14,032    10,253    13,219
   Research and development                       12,925    11,489    16,454
   Customer-sponsored research
     and development                                 179       243       535
   Sales, general and administrative               9,486     8,734     8,780
                                                 --------  --------  --------
                                                  36,622    30,719    38,988

Operating loss                                    (5,231)   (1,833)  (18,539)

Interest expense, related parties                   (317)   (1,980)   (2,227)
Gain on sale of equity investment                     --       788        --
Other income (expense), net                         (189)      543       807
                                                 --------  --------  --------
Net loss                                         $(5,737)  $(2,482) $(19,959)
                                                 ========  ========  ========
Net loss per share                                $(0.16)   $(0.11)   $(1.14)
                                                 ========  ========  ========
Weighted average shares outstanding               36,507    21,653    17,526
                                                 ========  ========  ========
See accompanying notes.

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                                (in thousands)
                                --------------
                                                   1996      1995      1994
                                                 --------  --------  --------
Cash flows from operating activities:
   Net loss                                      $(5,737)  $(2,482) $(19,959)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Stock based compensation                      2,910        --        --
     Depreciation and amortization                 2,860     3,020     2,961
     Interest expense from conversion of
       promissory notes                               --     1,726        --
     Gain on sale of assets                          (85)     (788)     (708)
     Other                                            --        38       166

   Changes in assets and liabilities:
     Accounts receivable                          (4,211)    1,006    (1,400)
     Inventories                                  (1,790)    5,651     3,889
     Deposits                                      5,425    (5,445)       --
     Prepaid expenses                                336      (776)      (93)
     Accounts payable and accrued liabilities     (1,137)   (2,750)   (2,845)
     Long-term accrued interest, related parties     317       254        --
     Deferred revenue                             (1,636)    2,326      (411)
     Other                                          (281)     (470)      178
                                                 --------  --------  --------
        Net cash provided by (used in)
          operating activities                    (3,029)    1,310   (18,222)
                                                 --------  --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment        (750)     (548)   (1,668)
   Investment in joint venture                        --       (15)      (78)
   Proceeds from sale of assets                      192     1,875       833
                                                 --------  --------  --------
        Net cash provided by (used in)
          investing activities                      (558)    1,312      (913)
                                                 --------  --------  --------
Cash flows from financing activities:
   Proceeds from notes payable, related parties       --     3,579     6,046
   Payments on notes payable, related parties         --      (810)   (3,715)
   Payments of long-term debt and capital
     lease obligations                                --       (22)      (41)
   Payments on license rights payable                 --      (500)       --
   Issuance of common stock, net of expenses         486     1,233       172
                                                 --------  --------  --------
        Net cash provided by financing
          activities                                 486     3,480     2,462
                                                 --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                                (3,101)    6,102   (16,673)

Cash and cash equivalents, beginning of year       6,283       181    16,854
                                                 --------  --------  --------
Cash and cash equivalents, end of year           $ 3,182   $ 6,283   $   181
                                                 ========  ========  ========
See accompanying notes.

                                           RAMTRON INTERNATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 for the years ended December 31, 1996, 1995 and 1994
                                       (in thousands, except par value amounts)
                                                  --------------

                                             Convertible
                                           Preferred Stock    Common Stock
                                          ($.01) Par Value  ($.01) Par Value   Additional                    Total
                                          ----------------  ----------------    Paid-in    Accumulated    Stockholders'
                                           Shares  Amount    Shares  Amount      Capital     Deficit     Equity(Deficit)
                                           ------  ------    ------  ------    ----------  -----------   ---------------
Balances, December 31, 1993                 3,334    $33     14,310    $143     $120,043     $(101,750)       $18,469

Issuance of stock:
 Exercise of options                           --     --        148       2          258            --            260
 Conversion of Series B preferred stock    (3,334)   (33)        --      --           --            --            (33)
 From conversion of Series B preferred
   stock to Series C preferred stock
   and common stock                         3,334     33      3,334      33          (33)           --             33
Stock issuance costs                           --     --         --      --          (88)           --            (88)
Net loss for year ended December 31, 1994      --     --         --      --           --       (19,959)       (19,959)
                                           ---------------------------------------------------------------------------
Balances, December 31, 1994                 3,334     33     17,792     178      120,180      (121,709)        (1,318)

Issuance of stock:
 Conversion of promissory notes                --     --      8,773      88       26,942            --         27,030
 Exercise of options                           --     --        314       3        1,451            --          1,454
 Conversion of Series C preferred stock    (3,334)   (33)     9,508      95          (62)           --             --
Stock issuance costs                           --     --         --      --         (221)           --           (221)
Net loss for year ended December 31, 1995      --     --         --      --           --        (2,482)        (2,482)
                                           --------------------------------------------------------------------------
Balances, December 31, 1995                    --     --     36,387     364      148,290      (124,191)        24,463

Issuance of stock:
 Stock based compensation                      --     --        429       4        3,056            --          3,060
 Exercise of options                           --     --        182       2          673            --            675
 Cancellation of treasury stock                --     --         (1)     --          (13)           --            (13)
Stock issuance costs                           --     --         --      --         (176)           --           (176)
Net loss for year ended December 31, 1996      --     --         --      --           --        (5,737)        (5,737)
                                           --------------------------------------------------------------------------
Balances, December 31, 1996                    --    $--     36,997    $370     $151,830     $(129,928)       $22,272
                                           ==========================================================================

See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995 and 1994
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the "Company") designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company has two product lines, ferroelectric nonvolatile random access memory (FRAM (registered trademark)) products and high-speed DRAM products, called Enhanced-DRAM (EDRAM) products.

To date, the Company has generated revenue principally under license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies and beginning in 1993 from the sale of its FRAM and EDRAM products. Product sales (primarily EDRAM) have been made to various customers for use in a variety of applications including consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices. During 1996, 1995 and 1994, the Company's revenues have been derived from several customers within these industries (Note 10).

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Enhanced Memory Systems, Inc. ("EMS"), which was created in May 1995 and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was created in July 1996. The Company formed the wholly owned subsidiary, EMS, to operate its EDRAM business. The Company formed Ramtron K.K., to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japan alliance partners. To date, Ramtron K.K. has had limited operations. All material intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors which allow rights of return and price protection until distributors have resold the products.

Royalty revenue is recognized upon the Company's fulfillment of its contractual obligations and determination of a fixed royalty amount, or, in the case of ongoing unit royalties, upon sales by the licensee of royalty-bearing products, as estimated by the Company.

Revenue from the sale of licenses of technology which are nonrefundable and for which no significant future obligations exist is recognized when the license is signed. Revenue from the sale of licenses which are refundable or for which future obligations exist is recognized when the Company has completed its obligations under the license. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

INVENTORIES. Inventories are stated at the lower of cost or market value. The first-in, first-out method of costing inventories is used.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred and improvements are capitalized.

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations in the period in which such sale or disposition occurs.

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

INCOME TAXES. The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryovers. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carryovers and tax credit carryovers. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 12).

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NET LOSS PER SHARE. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. Certain common stock options and warrants are common stock equivalents, however, they have not been included in net loss per share calculations due to their antidilutive effect.

NEW ACCOUNTING STANDARDS. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 121 during 1996. The adoption of SFAS No. 121 did not have a significant impact on the Company's consolidated financial position and results of operations.

RECLASSIFICATIONS. Certain reclassifications to prior years' financial statements have been made to conform to the current year's presentation.

2.  LIQUIDITY AND CAPITAL RESOURCES:

During 1995, several significant events occurred which affected the Company's liquidity and capital resources. These events included the conversion of substantially all of its outstanding debt and related accrued interest to common stock of the Company, the receipt of approximately $11.0 million in cash relating to the sale of nonexclusive, nontransferable technology licenses to third parties and the execution of a credit facility with the National Electrical Benefit Fund (the "Fund"), a principal stockholder, for a total of $12.0 million, of which $2.6 million was drawn during 1995.

During 1996, the Company received approximately $6.3 million in cash relating to milestone achievements, license expansion agreements and product design programs with existing FRAM technology license partners. Milestone payments pursuant to these agreements are expected to create additional cash flows during 1997 and 1998. The Company also applied cash deposits held by a foundry source in 1995 of approximately $5.4 million to purchase EDRAM products manufactured by such foundry during 1996. Further, product sales increased by 62% or approximately $6.8 million during 1996 creating an additional source of cash flow for the Company. No additional draws on the Company's $12 million credit facility with the Fund were made during 1996.

Due to the factors discussed above and other factors, management believes that existing financial resources at December 31, 1996, as well as expected 1997 cash flows from operations will enable the Company to continue as a going concern through at least December 31, 1997. These resources include existing cash at December 31, 1996 of approximately $3.2 million, expected cash receipts from new license agreements, cash receipts from the sale of the Company's products, available amounts under its credit facility of approximately $9.4 million, and license and milestone payments to the Company on existing license agreements of approximately $9.0 million. The Company received $3 million of such license and milestone payments in January 1997.

3.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         1996        1995
                                        ------      ------
                                          (in thousands)
          Finished goods                $6,174      $3,149
          Work in process                1,055       2,115
          Raw materials                    113         288
                                        ------      ------
                                        $7,342      $5,552
                                        ======      ======

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     1996      1995
                                              ------------  -------   -------
                                                              (in thousands)
Land                                               --       $   668   $   668
Buildings and improvements                     18 and 10      8,750     8,704
Equipment                                          5         12,058    11,777
Office furniture and equipment                     5            621       579
Equipment held under capital lease obligations     5             19        --
                                                            -------   -------
                                                             22,116    21,728
Less accumulated depreciation and amortization              (13,419)  (11,559)
                                                            -------   -------
                                                            $ 8,697   $10,169
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $2,115,000, $2,621,000, and $2,675,000 for 1996, 1995, and 1994, respectively.
Maintenance and repairs expense was $443,000, $415,000, and $614,000 for 1996, 1995 and 1994, respectively.

5.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                               Estimated        December 31,
                                              Useful Lives    ---------------
                                               (In Years)      1996     1995
                                              ------------    ------   ------
                                                              (in thousands)
Patents and trademarks                             10         $2,690   $2,359
License rights                                      5          2,150    2,150
Costs in excess of net assets purchased            17          4,529    4,529
                                                              ------   ------
                                                               9,369    9,038
Less accumulated amortization                                 (4,251)  (3,506)
                                                              ------   ------
                                                              $5,118   $5,532
                                                              ======   ======

In August 1995, the Company entered into a cross license agreement with a third party regarding the use of certain ferroelectric technology in the development and production of ferroelectric integrated circuit memories. The Company is required to pay a technology license fee in four annual installments to the third party as consideration for certain rights received under the cross license agreement. Such license fee is included in intangible assets for the year ending December 31, 1996 and is being amortized over the five-year term of the cross license agreement.

Amortization expense of intangible assets was $745,000, $391,000, and $286,000 for 1996, 1995 and 1994, respectively.

6.  INVESTMENTS IN JOINT VENTURES:

In 1991, the Company sold a license to Racom Systems, Inc. ("Racom") to use the Company's ferroelectric technology in certain applications in exchange for an initial license fee, future license fees and royalties and one-third of the capital stock of Racom. In February 1995, the Company and Racom amended their nonexclusive license agreement and the Company, in exchange for a license fee of $1,000,000 and shares representing approximately 10% of the outstanding shares of Racom common stock, agreed to extend the exclusive supply period provision of the license agreement to the end of the year 2005. As of December 31, 1996, the Company's ownership interest in Racom was approximately 42%. The Company has recorded its investment in Racom at a nominal amount. The Company has no commitments to fund the operations of Racom and, accordingly, has not recorded losses in excess of its investment.

7.  COMMITMENTS:

LEASE COMMITMENTS. The Company has approximately $559,000 in commitments under noncancelable operating leases expiring in 2002 for various equipment. Total rent expense on all operating leases was $393,000, $193,000, and $431,000 for 1996, 1995, and 1994, respectively.

EMPLOYMENT SECURITY PROGRAM. In May 1995, the Board of Directors of the Company adopted, and in December 1995 the Company's stockholders approved, an Employment Security Program (the "Severance Plan") pursuant to which substantially all full-time employees of the Company on May 18, 1995 were entitled to receive severance pay and accrued vacation pay following involuntary termination of employment initiated after May 18, 1995 and on or before October 25, 1996. The Employment Security Program terminated on October 25, 1996, and no employee received benefits under this program.

INCENTIVE PROGRAM. In May 1995, the Board of Directors of the Company adopted, and in December 1995 the Company's stockholders approved, an Incentive Program pursuant to which the Company would, in December 1996, award bonuses payable in cash or the Company's common stock to eligible employees of the Company. The purposes of the Incentive Program were to retain and motivate employees of the Company in order to ensure the growth and success of the Company. Under the Incentive Program, on October 25, 1996, the Company established an employee bonus pool in the amount equal to the principal amount of the funds initially set aside by the Company for the Company's Severance Plan less the amount of any severance payments made by the Company to its employees under the Severance Plan above. As of October 25, 1996, the amount of the bonus pool was $1,502,769.

On December 2, 1996, the Company would distribute to eligible employees of the Company all of the funds in the bonus pool. Employees eligible to receive a distribution on December 2, 1996 could elect to receive their distribution either in cash or in common stock of the Company. If an employee elected to receive their distribution in common stock, the number of shares distributed to the employee would be equal to the total cash value of the employee's distribution divided by $3.50, which amount approximated the last reported sale price for the Company's common stock as reported on The Nasdaq Stock Market on April 26, 1995. On December 2, 1996, all employees eligible to receive a distribution pursuant to the Incentive Program elected to receive their distributions in common stock of the Company. The Incentive Program terminated on December 2, 1996 after the distribution thereunder had been made.

The Company accounted for the Incentive Program by amortizing the total estimated expense of the Incentive Program evenly over the period of time between the date of shareholder approval of the plan, December 15, 1995, and the bonus pool distribution date of December 2, 1996. The total expense of the Incentive Program was estimated on a quarterly basis and was determined based upon either the minimum cash payout or the market price of the Company's common stock if such market price was in excess of $3.50 per share. During 1996 and 1995, the Company expensed approximately $2,910,000 and $150,000, respectively, under the Incentive Program.

EMPLOYMENT AGREEMENT. The Company has an employment agreement with an employee, which provides for certain payments and continuation of benefits should his employment terminate as defined in the employment agreement.

8.  STOCKHOLDERS' EQUITY:

SERIES C CONVERTIBLE PERFORMANCE RIGHT PREFERRED STOCK. In December 1993, the Company issued through a private placement, 1,685,000 shares of its Series B convertible preferred stock, $.01 par value, for $15,162,000 ($9.00 per share) of cash. Concurrently, the Company elected to convert $14,840,000 of convertible promissory notes issued to its two principal stockholders into 1,649,000 shares of Series B convertible preferred stock under the same terms as the private placement. In January 1994, each share of Series B convertible preferred stock automatically converted into one share of common stock and one share of Series C convertible performance right preferred stock, $.01 par value ("Series C preferred stock"). Such conversion occurred at the time the Company registered with the Securities and Exchange Commission the resale of the common stock and Series C preferred stock. On December 15, 1995, all outstanding Series C preferred stock totaling 3,333,565 shares converted into approximately 9,507,650 shares of the Company's common stock pursuant to the terms of such preferred stock. As of December 31, 1996, there was no preferred stock issued and outstanding.

WARRANTS. Warrants to purchase shares of the Company's common stock, including warrants issued to related parties (Note 9), are as follows:

                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----
Outstanding and exercisable
at December 31, 1993            $9.80-$35.00       6,849         --     6,849

Cancelled                          $9.80            (960)        --      (960)
                                                -----------------------------
Outstanding and exercisable
at December 31, 1994            $9.80-$52.50       5,889         --     5,889

Granted                            $4.15          11,018      1,100    12,118
Cancelled                       $4.15-$52.50      (9,918)    (1,100)  (11,018)
                                                -----------------------------
Outstanding and exercisable
at December 31, 1995               $4.15           6,989         --     6,989
                                                -----------------------------
Outstanding and exercisable
at December 31, 1996               $4.15           6,989         --     6,989
                                                =============================

All of the above warrants as of December 31, 1996 have a per share exercise price of $4.15, are currently exercisable and expire in August 2000. The Company has determined that all outstanding warrants had a nominal value at the time of issuance.

STOCK OPTIONS. The Company has three stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan") (collectively, the "Plans"). The Plans reserve 5,678,570 shares of the Company's common stock for issuance and permit the issuance of nonqualified stock options. The exercise price of all nonqualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 Plan, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 1996, the Company has not granted any incentive stock options. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue under the guidance of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

Had compensation costs for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been reported as follows:

                                      Year Ended             Year Ended
                                   December 31, 1996      December 31, 1995
                                   -----------------      -----------------

Net Loss (in thousands)
   As reported                        $(5,737)               $(2,482)
   Pro forma                           (8,784)                (4,348)

Net Loss Per Share
   As reported                         $(0.16)                $(0.11)
   Pro forma                            (0.24)                 (0.20)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of value to be expected in future years. Additionally, 1995 amounts include a charge from amending the exercise price of certain options granted prior to January 1, 1995.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions used for 1996 and 1995 grants:

          Risk Free Interest Rate            6.30%
          Expected Dividend Yield               0%
          Expected Lives                     3.5 years
          Expected Volatility                  50%

Activity in the Plans is as follows:

                                               Number of Shares
                                     -------------------------------------
                                                   (in thousands)
                 Weighted Average  Directors
                    Exercise          and
                 Price Per Share   Officers   Employees   Others     Total
                 ----------------  --------   ---------  --------  ---------
Outstanding at
December 31, 1993      $8.74         785        582        601      1,968

Granted                $6.04         633        491        351      1,375
Cancelled              $9.81        (736)(1)   (606)(1)   (501)(1) (1,743)
Exercised              $1.75          --        (48)      (100)      (148)
Reclassified           $6.00         (39)        --         39         --
                                   --------------------------------------
Outstanding at
December 31, 1994      $5.61         643        419        390      1,452

Granted                $4.15       1,083(2)     297(2)      35(2)   1,415(2)
Cancelled              $5.45        (819)(2)   (374)(2)   (200)(2) (1,393)(2)
Exercised              $4.60          --       (172)      (142)      (314)
Reclassified           $4.36        (142)       124         18         --
                                   --------------------------------------
Outstanding at
December 31, 1995      $4.29         765        294        101      1,160

Granted                $6.76         612      2,109         50      2,771
Cancelled              $6.37         (20)       (58)        --        (78)
Exercised              $4.20         (55)       (57)       (35)      (147)
Reclassified           $6.12          88       (112)        24         --
                                   --------------------------------------
Outstanding at
December 31, 1996      $6.10       1,390      2,176        140      3,706
                                   ======================================
Exercisable at
December 31, 1996      $4.45         563        139        105        807
                                   ======================================
------------

(1) In July 1994, the Company amended options under the Company's stock option plans with exercise prices of between $9.80 and $14.00 per share to (i) provide for a new exercise price equal to $6.00 per share and (ii) reduce the number of shares subject to each option to an amount equal to 70% of the number of shares subject to the option at the time of amendment. The number of cancelled options resulting from the repricing totalled 487,574.

(2) The Company granted options to purchase an aggregate of 1,415,309 shares in 1995 comprised of (i) options covering 995,309 shares which were originally granted at various times between April 1989 and April 1995 and were amended in July 1995 pursuant to the 1995 Debt Conversion Agreement solely to reduce the exercise price thereof to $4.15 per share and (ii) additional grants of options covering 420,000 shares.

The weighted average fair value of shares granted during the years ended December 31, 1995 and 1996 are $2.08 and $3.78, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                          Weighted Average
                                       -------------------------
     Exercise Price     Number of      Exercise      Contractual
         Range           Shares         Price           Life
     --------------     ---------      --------      -----------
         $1.75             29,461       $1.75           1.99
         $4.15            841,618       $4.15           6.32
     $5.69 - $6.89      2,765,736       $6.71           9.34
     $8.02 - $8.19         69,500       $8.14           9.51

The Company has also granted options not subject to the Plans to others. Activity involving such options is as follows:

                                                Exercise
                                             Price Per Share  Number of Shares
                                             ---------------  ----------------
                                                               (in thousands)
Outstanding at December 31, 1994 and 1995        $1.75               38

Exercised                                        $1.75              (35)
                                                                    -----
Outstanding and exercisable
at December 31, 1996                             $1.75                3
                                                                    =====

9.  RELATED PARTY TRANSACTIONS:

Mr. Oren L. Benton ("Mr. Benton") and the Fund are principal stockholders of the Company.

TRANSACTIONS INVOLVING OREN L. BENTON. In September 1995, pursuant to a Debt Conversion Agreement dated July 31, 1995 (the "1995 Debt Conversion Agreement"), between the Company, Mr. Benton, the Fund and BEA Associates, Inc. ("BEA"), BEA purchased all of Mr. Benton's and an unaffiliated third party assignee's rights in a $12,000,000 Note held by Mr. Benton and the unaffiliated third party assignee. BEA then converted all outstanding principal and interest under such note in the aggregate amount of $16,947,583 as of July 31, 1995 into an aggregate of 5,500,000 shares of common stock. In connection with such conversion, the Company also issued to BEA in September 1995 five-year warrants to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $4.15 per share, which warrants BEA then transferred to Mr. Benton. BEA also granted to Mr. Benton an 18-month option to purchase the 5,500,000 shares of common stock acquired by BEA at exercise prices ranging from $5.00 to $7.50 per share depending on the date of exercise. The 18-month option granted to Mr. Benton was not exercised and expired on March 14, 1997.

In September 1995, pursuant to the 1995 Debt Conversion Agreement, Mr. Benton converted all outstanding principal and interest under a 1993 secured note held by him and all remaining outstanding interest under a previously converted note in the total amount of $3,670,919 as of July 31, 1995 into 1,191,470 shares of common stock and exchanged the warrants then held by Mr. Benton to purchase an aggregate of 1,861,216 shares of the Company's common stock for new five-year warrants to purchase the same number of shares at an exercise price of $4.15 per share. A 1994 unsecured note held by

Mr. Benton in the aggregate amount (principal and interest as of July 31, 1995) of $2,742,908 was also converted into 890,265 shares of common stock pursuant to the 1995 Debt Conversion Agreement.

The Company also granted to Mr. Benton under the 1995 Debt Conversion Agreement certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to Mr. Benton pursuant to the 1995 Debt Conversion Agreement. In the 1995 Debt Conversion Agreement, the Company, the Fund and BEA also agreed that for as long as Mr. Benton beneficially owns 5% or more of the issued and outstanding shares of the Company's common stock, they will use their best efforts to cause one designee of Mr. Benton to serve on the Company's Board of Directors.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1996, 1995 and 1994, the Company was obligated to pay to the Fund approximately $60,000, $89,300, and $81,400, respectively, in payment of such fees and expenses.

In March 1995, the Fund agreed to lend up to $3,000,000 to the Company pursuant to a convertible promissory note (the "March 1995 Facility") bearing interest at 12%, of which all principal and interest were to be due in March 1997. The loan was secured by a third priority interest in the Company's building and equipment and a second priority interest in all other assets of the Company. As part of the loan transaction, the Company exchanged all warrants then held by the Fund to purchase an aggregate of 4,028,485 shares of common stock for new five-year warrants to purchase the same number of shares at an exercise price of $4.15 per share. Under the March 1995 Facility, the Fund could at any time convert all or any portion of the principal and interest outstanding thereunder into shares of common stock at a conversion price equal to $3.475 per share, which conversion price was determined pursuant to the loan agreement and was equal to the average of the closing prices of the Company's common stock on The Nasdaq Stock Market for the five days following the initial advance under the March 1995 Facility.

In September 1995, pursuant to the 1995 Debt Conversion Agreement, the Fund converted the aggregate amount of $3,669,552, representing as of July 31, 1995 all outstanding principal and interest under a 1993 secured note held by the Fund and the remaining interest from a previously converted note into 1,191,026 shares of common stock and exchanged the warrants issued by the Company to the Fund in March 1995 for new five-year warrants to purchase the same number of shares at an exercise price of $4.15 per share. As of December 31, 1996, all of the warrants to purchase an aggregate of 4,028,485 shares of the Company's common stock remained outstanding.

The Company also granted to the Fund under the 1995 Debt Conversion Agreement certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to the Fund pursuant to the 1995 Debt Conversion Agreement. In the 1995 Debt Conversion Agreement, the Company, Mr. Benton and BEA agreed that for as long as the Fund owns 5% or more of the issued and outstanding shares of the Company's common stock, they will use their best efforts to cause one designee of the Fund to serve on the Company's Board of Directors. The Company also agreed in the 1989 Fund Purchase Agreement to use its best efforts to cause a designee of the Fund to serve on the Company's Board of Directors for as long as the Fund owns 5% or more of the Company's outstanding Common Stock.

In September 1995 and in connection with the 1995 Debt Conversion Agreement, the Company and the Fund entered into a Loan Agreement (the "New Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and to treat the amount advanced to the Company under the March 1995 Facility as an advance against the New Fund Credit Facility. The outstanding principal balance and accrued interest as of December 31, 1996 under the New Fund Credit Facility were $2,600,000 and $571,000, respectively. The outstanding principal balance and accrued interest as of December 31, 1995 under the New Fund Credit Facility were $2,600,000 and $254,000, respectively. The New Fund Credit Facility is secured by a first priority security lien on the Company's assets, including the assets of its subsidiary, EMS, and by a pledge of the shares of stock of EMS and Racom owned by the Company. The Fund has the right to convert all or any portion of the amounts outstanding under the New Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock. The conversion price was determined pursuant to the loan agreement and is equal to the average of the closing prices of the Company's common stock on The Nasdaq Stock Market for the five days following the initial advance under the New Fund Credit Facility. The Company also agreed under the New Fund Credit Facility to register for resale any shares of common stock issued by the Company upon any conversion of amounts outstanding under the New Fund Credit Facility.

TRANSACTIONS INVOLVING GEORGE J. STATHAKIS. In July 1995, Mr. Stathakis entered into a consulting agreement with the Company pursuant to which he agreed to perform consulting services for the Company until December 31, 1996 in consideration of $7,000 per month. Pursuant to the terms of such consulting agreement, the Company has options to extend the term of the agreement for six additional periods of six months each. In December 1996, the Company exercised a six month extension to such agreement to perform consulting services for the Company through June 30, 1997.

During 1996, the Company paid to Mr. Stathakis $77,000 as payment for consulting fees and reimbursement for expenses owed to Mr. Stathakis in connection with consulting services performed by Mr. Stathakis for the benefit of the Company during 1996.

The consolidated statements of operations include amounts attributable to related party transactions, as follows:

                                                       1996     1995     1994
                                                      ------   ------   ------
                                                          (in thousands)
Sales, general and administrative expenses:
------------------------------------------
Consulting and director fees                           $147     $187    $  170
Travel costs                                             --       44       389
Legal, accounting and consulting fees                    --       17       202
Advertising and investor relations fees                  --       45       505
                                                      ------   ------   ------
                                                       $147     $293    $1,266
                                                      ======   ======   ======

                                                       1996     1995     1994
                                                      ------   ------   ------
                                                          (in thousands)
Interest expense:
----------------
Interest expense on long-term promissory
   notes, related parties                              $ --    $1,126   $1,570
Interest expense on notes payable, related parties       --       579      620
Interest expense on convertible promissory
   notes, related parties                               317       275       37
                                                      ------   ------   ------
                                                       $317    $1,980   $2,227
                                                      ======   ======   ======

10.  MAJOR CUSTOMERS AND EXPORT SALES:

Transactions with the following customers accounted for more than 10% of the Company's various revenues:

                                          1996          1995          1994
                                      ------------  ------------  ------------
                                               (dollars in thousands)
Product sales:
     A                                $1,862   11%  $   --   --   $   --   --
     B                                 2,615   15%      --   --       --   --
     C                                    --   --    1,888   17%   6,518   46%
     D                                    --   --       --   --    2,254   16%
     E                                    --   --    1,136   10%      --   --

License and development fees revenue:
     F                                $  --    --   $2,500   23%  $2,500   83%
     G                                 1,500   11%      --   --      500   17%
     H                                 2,000   15%   2,000   18%      --   --
     I                                 3,750   28%   5,000   45%      --   --
     J                                 5,000   38%      --   --       --   --

Customer-sponsored research and
   development revenues:
     F                                    --   --   $   57   20%  $   --   --
     K                                    26   13%     109   39%     152   26%
     L, an affiliate                      35   18%      90   32%     322   56%
     M                                    --   --       --   --       66   12%
     N                                    27   14%      --   --       --   --
     O                                    20   10%      --   --       --   --
     P                                    23   12%      --   --       --   --
     Q                                    25   13%      --   --       --   --
     R                                    32   16%      --   --       --   --

Royalties - S                             --   --   $6,500  100%  $2,653  100%

Export product sales as a percentage of total product sales were 21%, 49% and 57% for the years 1996, 1995 and 1994, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       1996     1995     1994
                                                      ------   ------   ------
                                                          (in thousands)
Interest                                                $41     $44       $270
Income taxes                                             --      --         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                       1996     1995     1994
                                                      ------   ------   ------
                                                          (in thousands)
Conversion of related-party promissory notes and
   accrued interest to common stock                     $--   $27,030    $--

Conversion of Series B preferred stock                   --        --     67

Conversion of Series C preferred stock                   --        95     --

License purchased with a note payable                    --     1,650     --

12.  INCOME TAXES:

As of December 31, 1996, the Company had approximately $120 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $.9 million of research and development tax credits available to offset future federal tax. The net operating loss and credit carryovers expire through 2011. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            1996         1995
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  License fees and deferred revenue        $2,700      $ 1,700
  Long-term accrued interest payable,
     related parties                           --        1,600
  Other                                     1,400        1,700
  Net operating loss carryovers            47,800       42,000
  Tax credit carryovers                        --        2,300
                                           ------      -------
                                           51,900       49,300
Deferred tax liabilities:
  Depreciation differences                     --         (100)
                                           ------      -------
Net deferred tax asset                     51,900       49,200
Valuation allowance                       (51,900)     (49,200)
                                           ------       ------
                                           $   --       $   --
                                           ======       ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to net operating loss carryforwards.

Taxes other than payroll and income taxes were $807,000, $1,296,000 and $803,000 for 1996, 1995 and 1994, respectively.

13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all full-time employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 25% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts have been contributed by the Company under the 401(k) Plan on behalf of participating employees.

14.  LEGAL PROCEEDINGS:

Interference proceedings are continuing, challenging one of the Company's issued patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1992, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") covering a patent which is owned by the Company. This patent covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference is therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party and is in possession of the issued US patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996. A decision by the Patent Office was originally expected within six (6) months after the oral hearing, but due to the complexity of the case, a decision is now expected within eighteen (18) months after the oral hearing. Such decision would complete the administrative process. The non-prevailing party would then have the right, upon the filing of appropriate petitions, to pursue its case in Federal Court. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the above matter, as well as the associated effect upon the Company's financial position and results of operations.

From time to time the Company is party to various legal claims and disputes incident to its normal operating activities. Management believes none of these actions would have a material adverse effect on the Company's financial position or results of operations.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A                  Column B         Column C           Column D    Column E
--------                 ----------       ----------         ----------  ----------
                                           Additions
                                     ----------------------
                         Balance at  Charged to  Charged to              Balance at
                         Beginning   Costs and     Other                    End
Description              of Period    Expenses    Accounts   Deductions  of Period
-----------              ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/94:

Allowance for
doubtful accounts           $ 50        $531        $--           $271      $310
                         =========================================================

Year Ended 12/31/95:

Allowance for doubtful
accounts, returns and
discounts                   $310        $463        $--           $489      $284
                         =========================================================

Year Ended 12/31/96:

Allowance for doubtful
accounts, returns and
discounts                   $284        $499        $--           $547      $236
                         =========================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Company's Proxy Statement.

The information concerning the Company's executive officers required by this
Item is included in Part I hereof entitled "Executive Officers of the Registrant."

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained in the Section captioned "Common Stock Ownership Principal Stockholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Company's Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information contained in the section captioned "Common Stock Ownership Principal Stockholders and Management" in the Company's Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information contained in the sections captioned "Certain Relationships and Related Transactions" and "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of the Company and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1996 Annual Report to Stockholders:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operation for the years ended
             December 31, 1996, 1995 and 1994
          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
             for the years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flow for the years ended
             December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------
          3.1    Certificate of Incorporation of Registrant, as amended.
          3.2    Bylaws of Registrant, as amended.

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Nonstatutory
                 Stock Option Agreement and Stock Purchase Agreement.(1)
         10.2 Registrant's amended 1989 Nonstatutory Stock Option Plan and forms of Nonstatutory Stock Option Agreement and Stock
                 Purchase Agreement.(2)
         10.3 Form of Nonstatutory Stock Option Agreement for option grants outside the 1986 Plan, including schedule identifying optionees.(3)
         10.4    Common Stock Purchase Option of Registrant dated October 4,
                 1989 issued to Global Alliance Pty. Ltd.(4)
         10.5 Form of Invention and Non-Disclosure Agreement between Registrant and employees.(5)
         10.6    Indemnification Agreement dated March 7, 1990 between Oren L.
                 Benton and George J. Stathakis.(10)
         10.7    Technology License Agreement dated October 25, 1991 between
                 Registrant and Racom Systems, Inc.(6)
         10.8 Supply Agreement dated October 25, 1991 between Registrant and Racom Systems, Inc.(6)
         10.9    Shareholders' Agreement dated October 25, 1991 among
                 Registrant, Racom Systems, Inc., AWA Limited and Intag
                 International Limited.(6)
         10.10   Letter Agreement dated December 18, 1991 between Oren L.
                 Benton and George J. Stathakis.(6)
         10.11   Hitachi-Ramtron Addendum to Letter of Intent dated August 24,
                 1992 between Registrant and Hitachi.(8)
         10.12   Product Development Agreement between Racom Systems, Inc. and
                 Registrant dated September 17, 1992.(7)
         10.13   Letter Agreement between Registrant and Lehman Brothers Inc.
                 dated July 21, 1993.(9)

         10.14   Amendment to Technology License Agreement and Supply
                 Agreement between Registrant and Racom Systems, Inc. dated
                 March 31, 1994.(2)
        *10.15 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(2)
        *10.16   Memorandum of Understanding dated April 25, 1994 between the
                 Registrant and Hitachi.(11)
        *10.17   Cooperative Agreement for License Manufacturing of FRAM
                 Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(2)
        *10.18   Stock Purchase Agreement between Registrant, Intag
                 International Limited and Racom Systems, Inc. dated
                 November 14, 1994.(2)
         10.19   First Amendment to Shareholders Agreement between Registrant,
                 Intag International Limited and Racom Systems, Inc. dated
                 November 14, 1994.(2)
        *10.20   Second Amendment to Technology License Agreement and Supply
                 Agreement between Registrant, Intag International Limited and
                 Racom Systems, Inc. dated February 17, 1995.(2)
         10.21   1995 Stock Option Plan and forms of Incentive Stock Option
                 Agreement and Nonstatutory Stock Option Agreement.(10)
         10.22   Employment Agreement effective April 1, 1995 between the
                 Registrant and L. David Sikes.(10)
        *10.23   Agreement for EDRAM Design and Purchase of Products dated
                 April 26, 1995 between the Registrant and IBM.(11)
        *10.24   Memorandum for Payment under High-Density FRAM Cooperation
                 Agreement dated May 11, 1995 between the Registrant and
                 Hitachi.(11)
        *10.25   Memorandum of Understanding dated May 8, 1995 among the
                 Registrant, Intag and Racom.(11)
         10.26 Ramtron Employment Security and Incentive Programs Memorandum dated May 12, 1995 and Amendment No. 1 to Incentive
                 Program.(10)
        *10.27   Termination Agreement dated May 17, 1995 among the
                 Registrant, Nippon Steel and UMI.(11)
        *10.28   Transit Foundry Agreement dated May 23, 1995 between EMS and
                 Nippon Steel.(11)
        *10.29 FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(11)
         10.30   Agreement for (1) Sale of Certain Ramtron Debt to BEA, (2)
                 Conversion of Such Transferred Debt and Conversion of Benton and NEBF Debt into Ramtron Equity Interest and (3) Provision of $12.0 Million Credit Facility to Ramtron dated July 28,
                 1995 among the Registrant; the Fund; Oren L. Benton and the bankruptcy estates of CSI Enterprises, Inc., Energy Fuels,
                 Ltd., Oren L. Benton, Energy Fuels Exploration Co. and Nuexco
                 Trading Corporation; BEA; and Nordostschweizerische
                 Kraftwerks AG (NOK), Kernkraftwerk Gosgen-Daniken AG and
                 Kernkraftwerk Leibstadt AG.(10)
        *10.31 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(11)
         10.32 Loan Agreement dated August 31, 1995 between the Registrant and the Fund.(10)
         10.33 Promissory Note dated August 31, 1995 in the maximum principal amount of $12,000,000 made by the Registrant in favor of the Fund.(10)
         10.34   Warrant to Purchase 4,028,485 shares of Common Stock dated
                 August 31, 1995 issued by the Registrant to the Fund.(10)

         10.35   Warrant to Purchase 1,861,216 shares of Common Stock dated
                 August  31, 1995 issued by the Registrant to the Oren Lee
                 Benton, Debtor in Possession.(10)
         10.36   Agreement dated as of August 31, 1995 between Mr. Benton,
                 Debtor in Possession, and BEA.(10)
        *10.37   First Amendment to Symetrix/Ramtron Ferroelectric Cross
                 License Agreement dated September 13, 1995 between the
                 Registrant and Symetrix.(11)
        *10.38 Memorandum of Understanding dated September 21, 1995 between the Registrant and Hitachi.(11)
        *10.39   Amendment dated September 21, 1995 to High-Density FRAM
                 Cooperation Agreement between the Registrant and Hitachi.(11)
        *10.40   Supplement-1 dated September 28, 1995 to Cooperative
                 Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(11)
         10.41   Warrant to Purchase 1,100,000 shares of Common Stock dated
                 October 5, 1995 issued by the Registrant to the Oren Lee
                 Benton, Debtor in Possession.(10)
        *10.42   FRAM Technology License Agreement dated December 19, 1995
                 between the Registrant and Fujitsu.(11)
        *10.43 Memorandum of Understanding dated December 19, 1995 between the Registrant and Fujitsu.(11)
        *10.44 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.
        *10.45   Amendment to Agreement dated August 30, 1996 between the
                 Registrant and Fujitsu.(12)
         10.46   Amendment No. 1 to Registrant's 1995 Stock Option Plan dated
                 October 24, 1996.
         10.47   Amendment No. 1 to Registrant's 1989 Nonstatutory Stock
                 Option Plan dated October 24, 1996.
         10.48   Amendment No. 1 to Registrant's Amended and Restated 1986
                 Stock Option Plan dated October 24, 1996.
        *10.49   Memorandum of Understanding dated November 22,1996 between the Registrant and SGS-Thomson Microelectronics SA.
        *10.50   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.

         11.1  Statement regarding computation of per share earnings.

         23.1  Consent of Independent Public Accountants

         27.1  Financial Data Schedule

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule
24b-2 or Rule 406.

-----------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on September 30, 1991.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1994 filed with the Securities and Exchange Commission on April 17, 1995.

(3) Incorporated by reference to Amendment No. 1 to Ramtron Holdings Limited's Registration Statement on Form 20-F under cover of Form 8 (Commission File No. 0-17121) filed with the Securities and Exchange Commission on November 14, 1988.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1990, filed with the Securities and Exchange Commission on October 18, 1990.

(5) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K under cover of Form 8 (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on November 6, 1991.

(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-44952 1-3) filed with the Securities and Exchange Commission on January 2, 1992.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1992 filed with the Securities and Exchange Commission on September 28, 1992.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 31, 1993.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 31, 1994.

(10) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(11) Incorporated by reference to the Company's Amendment No. 2 to the Form S-1 Registration Statement (Commission File No. 33-99898) filed with the Securities and Exchange Commission on January 31, 1996.

(12) Incorporated by reference to the Company's Amendment No. 2 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 1996 and filed with the Securities and Exchange Commission on January 23, 1997.

(b)  Reports on Form 8-K:

     On January 24, 1996, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 26, 1997.

                                             RAMTRON INTERNATIONAL CORPORATION

                                             By:  /S/ L. David Sikes
                                             -----------------------
                                             L. David Sikes
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive       3-26-97
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                           3-26-97
George J. Stathakis

/S/ William G. Howard
-------------------------       Director                           3-26-97
William G. Howard

/S/ William G. Tull
-------------------------       Director                           3-26-97
William G. Tull

/S/ L. T. Womack
-------------------------       Director                           3-26-97
L. T. Womack

/S/ Michael L. Rothschild
-------------------------       Director                           3-26-97
Michael L. Rothschild

/S/ Greg B. Jones
-------------------------       Director, President and            3-26-97
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and       3-26-97
Richard L. Mohr                 Chief Financial Officer