Form 10-Q
period 1997-03-31
RAMTRON INTERNATIONAL CORP
filed 1997-05-15
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                     ---------    ---------

Commission File Number     0-17739

                     RAMTRON INTERNATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

         Delaware                                    84-0962308
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

1850 Ramtron Drive, Colorado Springs, CO               80921
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

Common Stock, $.01 Par Value - 37,000,121 shares as of May 13, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        Mar. 31,   Dec. 31,
                                                          1997       1996
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 4,018    $ 3,182
  Accounts receivable, less allowances
   of $251 and $721, respectively                          4,041      6,810
  Inventories                                              6,366      7,342
  Prepaid expenses and other                                 490        592
                                                        --------   --------
Total current assets                                      14,915     17,926

Property, plant and equipment, net                         8,361      8,697
Intangible assets, net                                     5,009      5,118
Other assets                                                  21         21
                                                        --------   --------
                                                         $28,306    $31,762
                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 2,364    $ 1,992
  Accrued liabilities                                      1,172      1,202
  Accrued royalties                                          651        612
  License rights                                             550      1,100
  Deferred revenue                                         1,261        863
                                                        --------   --------
Total current liabilities                                  5,998      5,769

Long-term promissory note and
  accrued interest, related party                          3,249      3,171
Long-term license rights                                     550        550
                                                        --------   --------
Total liabilities                                          9,797      9,490
                                                        --------   --------
Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized - no shares issued                --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized - 36,997 and 36,997 shares issued
   and outstanding, respectively                             370        370
  Additional paid-in capital                             151,811    151,830
  Accumulated deficit                                   (133,672)  (129,928)
                                                        --------   --------
Total stockholders' equity                                18,509     22,272
                                                        --------   --------
                                                         $28,306    $31,762
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                           1997        1996
                                                         --------    --------

Revenue:
   Product sales                                         $  3,151    $  4,433
   Customer-sponsored research and development                 34          30
                                                         --------    --------
                                                            3,185       4,463
                                                         --------    --------

Costs and expenses:
   Cost of product sales                                    2,493       3,359
   Research and development                                 2,933       3,077
   Customer-sponsored research and development                 30          27
   Sales, general and administrative                        1,937       2,153
                                                         --------    --------
                                                            7,393       8,616
                                                         --------    --------

Operating loss                                             (4,208)     (4,153)

Interest expense, related parties                             (78)        (79)
Other income                                                  542          77
                                                         --------    --------

Net loss                                                  $(3,744)    $(4,155)
                                                         ========    ========

Net loss per share                                         $(0.10)     $(0.11)
                                                         ========    ========

Weighted average shares                                    36,997      36,398
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                      RAMTRON INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)
                           (Amounts in thousands)

                                                             1997      1996
                                                           --------  --------

Cash flows from operating activities:
   Net loss                                                $(3,744)  $(4,155)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                             651       745
     Stock based compensation                                   --       686
     Other                                                    (485)       --

Changes in assets and liabilities:
     Accounts receivable                                     3,159      (894)
     Inventories                                               977    (1,190)
     Deposits                                                   --       641
     Accounts payable and accrued liabilities                  381       961
     License rights                                           (550)       --
     Long-term accrued interest, related party                  78        79
     Deferred revenue                                          398       280
     Other                                                     117       (36)
                                                          --------  --------
Net cash provided by (used in) operating activities            982    (2,883)
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (127)     (104)
   Proceeds from sale of assets                                 --         1
                                                          --------  --------
Net cash used in investing activities                         (127)     (103)
                                                          --------  --------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                   (19)       26
                                                          --------  --------
Net cash provided by (used in) financing activities            (19)       26
                                                          --------  --------

Net increase (decrease) in cash and cash equivalents           836    (2,960)

Cash and cash equivalents, beginning of period               3,182     6,283
                                                          --------  --------
Cash and cash equivalents, end of period                   $ 4,018   $ 3,323
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standard Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

NOTE 3.   INVENTORIES

Inventories consist of:

                               Mar. 31,    Dec. 31,
                                 1997        1996
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $3,781      $6,174
    Work in process              2,426       1,055
    Raw material                   159         113
                               --------    --------
      Total                     $6,366      $7,342
                               ========    ========

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of March 31, 1997 under the Fund Credit Facility were $2,600,000 and $649,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

NOTE 5.   INCOME TAXES

The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The Company has determined that under SFAS 109, any previously unrecognized tax benefits did not satisfy the realization criteria set forth therein. A valuation allowance has therefore been recorded against the entire net deferred tax asset.

NOTE 6.   EARNINGS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period presented. Certain warrants and employee stock options are common stock equivalents; however, such warrants and certain employee stock options have not been included in net loss per share calculations for the three month period ended March 31, 1997 and 1996 due to their antidilutive effect.

NOTE 7.   CONTINGENCIES

Interference proceedings are continuing, challenging one of the Company's issued patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1992, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") covering a patent which is owned by the Company. This Patent covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceedings are therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued US patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996. A decision by the Patent Office is expected within (18) eighteen months after the oral hearing. Such decision would complete the administrative process. The non-prevailing party would then have the right, upon the filing of appropriate petitions, to pursue its case in Federal Court. The Company, if the non-prevailing party, would remain in possession of the issued US Patent while it pursues its case in Federal Court. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the above matter, as well as the associated effect upon the Company's financial position and results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following:(i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products;
(iii) acceptance of new high-density FRAM products which may be developed;
(iv) the Company's and its alliance partners' ability to manufacture products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships; (vi) the availability and related cost of future financing;
(vii) the retention of key personnel; (viii) the outcome of the patent interference proceeding, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progressions, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenues for the first quarter of 1997 decreased by 29% to $3.2 million from the respective period in 1996. Revenues for the quarter were comprised primarily from product sales. No license and development fee revenues were recorded during the quarter from new license agreements or from the achievement of milestones pursuant to existing license agreements. EDRAM sales revenue totaled approximately 90% of total product sales revenue compared with 88% for the same period in 1996. EDRAM unit shipments remained flat during the quarter and average selling prices decreased by approximately 22% from the respective period in 1996. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing products such as fast SRAM's, SDRAM's, burst EDO-DRAM's and other specialty memories. The decrease in product revenues for the quarter resulted primarily from a decrease in average selling prices on EDRAM products, although revenue recognized during the first quarter of 1996 included the fulfillment of a substantial EDRAM product backlog which existed at the end of 1995 resulting from a limited supply of EDRAM products at the end of 1995. FRAM product sales during the first quarter of 1997 decreased by approximately $200,000 compared with the respective period in 1996, due primarily to lower unit volume of products shipped. The Company is continuing to manage its quarterly FRAM product shipments in the $300,000 to $500,000 range until lower cost and higher volume of product can be generated from the Company's existing FRAM alliance partners or from other production sources.

Cost of product sales as a percentage of product revenues were 79% and 76% for the first quarters of 1997 and 1996, respectively. The slight increase in cost of product sales as a percentage of product revenues in the first quarter of 1997 compared with the respective period in 1996 resulted primarily from lower EDRAM average selling prices as discussed above. The Company has been able to obtain lower EDRAM manufacturing costs from its suppliers and such lower costs will be reflected in future periods as existing higher cost inventories are sold. Cost of product sales associated with the Company's FRAM products remains high due primarily to the introduction of new designs, low volume of manufacturing in the Company's existing facility and the continued development of manufacturing processes of such products.

Research and development expenses decreased by $144,000 or approximately 5% to $2.9 million in the first quarter of 1997 when compared with the respective period in 1996. Expense decreases of approximately $430,000 occurred in the first quarter resulting from the termination of the Company's employee incentive program which existed during the respective period in 1996. Such decreases were partially offset by increases in costs associated with the development of the Company's 16 megabit Enhanced Synchronous DRAM ("ESDRAM")products and from higher manufacturing costs incurred in ferroelectric technology research and development programs utilizing the Company's fabrication facility in Colorado Springs, Colorado.

Sales, general and administrative ("SG&A") expenses decreased by $216,000 to $1.9 million or approximately 10% in the first quarter of 1997 when compared with the respective period in 1996. Expense decreases of approximately $260,000 occurred in the quarter resulting from the termination of the Company's employee incentive program which existed during the respective period in 1996. The Company also experienced lower commission costs associated with the decrease in product sales revenues recorded during the quarter. Such decreases in SG&A costs were partially offset by increased marketing costs associated with the Company's existing EDRAM products and the announcement of its 16 megabit Enhanced Synchronous DRAM products.

Interest expense, related parties during the first quarter of 1997 remained flat with the respective period in 1996 as there were no additional borrowings under the Company's line of credit with the National Electrical Benefit Fund over the previous twelve months.

Other income during the first quarter of 1997 increased by $465,000 over the respective period in 1996 resulting primarily from the collection of a receivable written off in a prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of March 31, 1997 was approximately $4 million, representing a $.8 million increase from December 31, 1996. The Company generated approximately $1.0 million from operations during the first quarter of 1997 compared with the use of $2.9 million in operations for the respective period in 1996. The generation of $1.0 million from operations during the quarter resulted primarily from a $1.0 million decrease in inventories and from a decrease in accounts receivable associated with the receipt of approximately $3.0 million during January 1997 from a December 1996 license agreement. Such sources of operations cash were partially offset by the net loss incurred during the quarter and from changes in depreciation, amortization and other working capital items. Approximately $150,000 was used in investing and financing activities during the first quarter of 1997 compared with $80,000 in the respective quarter in 1996. Such increases resulted primarily from increases in computer hardware and software purchases used in the Company's FRAM and EDRAM research and development activities. As of March 31, 1997, the Company had working capital of approximately
$8.9 million and total stockholders' equity of $18.5 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1997 by relying on its existing cash resources as of March 31, 1997 of $4 million, payments from existing and future license and development agreements and from the sale of the Company's products. The Company's accounts receivable balance of $4.0 million as of March 31, 1996 includes a $2 million license fee from an existing licensee with payment to be received during the fourth quarter of the current year. If required, the Company also has amounts available to it under a credit facility of $9.4 million as of March 31, 1996. Such credit facility agreement does not contain any requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

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

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a more cost-effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not typically occur on a consistent basis and is therefore expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations.

The Company is continuing its efforts to improve existing internal manufacturing capabilities and obtain commercial production of its FRAM products through its alliance partners which the Company believes is essential to its future profitability. The Company is also continuing its efforts to reduce the cost of its FRAM products as well as to develop for commercialization additional high-density FRAM products.

There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented in the Company's annual report on Form 10-K for the year ended December 31, 1996. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

In April 1997, the Company signed an agreement with Racom Systems, Inc. ("Racom") and Intag International Limited ("Intag") to significantly increase the availability of Ramtron's ferroelectric random access memory (FRAM) technology for use in radio frequency identification (RF/ID) markets and applications. The agreement shall terminate upon the expiration of the last to expire of any effective rights protecting the licensed technology. The agreement replaces all existing licensing and supply agreements and memorandums of understanding between the parties. Under the agreement, Racom retained its rights to use Ramtron's ferroelectric random access memory technology for use in RF/ID applications and Racom's right to sublicense such technology for manufacturing purposes has been limited to no more than five
(5) parties pursuant to Ramtron's approval of such sublicensees. As of May 13, 1997, Racom has sublicensed to two separate companies. Under the agreement, Racom was also granted unlimited sublicensing rights for design, development and selling of RF/ID products with Ramtron's approval. Ramtron has agreed to coordinate its own licensing activities of FRAM technology, including the unrestricted licensing of FRAM technology for use in RF/ID applications, with Racom, until such time as Racom completes its five (5) full sublicensing agreements. Pursuant to the agreement, the Company also granted to Intag the right to use the Company's ferroelectric random access memory technology for use in RF/ID applications with no right to sublicense such technology for manufacturing purposes but with unlimited sublicensing rights for design, development and selling of RF/ID products with Ramtron's approval. Under the agreement, Ramtron's licensees and/or their current or future sublicensees shall grant a license back to the Company on any improvements developed by such licensees and/or sublicensees concerning ferroelectric technology. The parties to the agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RF/ID licensing activities.

In April 1997, the Company entered into a two-phase, nonexclusive agreement with ULVAC Japan, Ltd. ("ULVAC"), a semiconductor equipment company, for the joint development of equipment that will optimize the integration and the ability to manufacture advanced ferroelectrics and semiconductor capacitors. Under Phase I of the agreement, the parties will develop a ferroelectric capacitor using ULVAC equipment to achieve optimal performance of the capacitor. ULVAC will supply certain ULVAC brand equipment to the Company at a significantly reduced price for use in the development of such ferroelectric capacitor. Under Phase II of the agreement, ULVAC shall furnish certain additional ULVAC brand equipment (to remain owned by ULVAC unless purchased by Ramtron at the end of the four year term of the agreement) to the Company for use in evaluations, experiments and prototype manufacturing. Ramtron and ULVAC will jointly own all title in any improvements, enhancements or inventions made by either party under the agreement.

PART II - OTHER INFORMATION

ITEMS 1 - 5   None

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 10.1* Joint Development Agreement between the Company and ULVAC Japan, Ltd., dated April 9, 1997.
               Exhibit 10.2* Tripartite Technology Agreement between the Company, Racom Systems, Inc. and Intag International Ltd., dated April 15, 1997.
               Exhibit 27     Financial Data Schedule

  * Confidential treatment has been granted or requested with respect to portions of this exhibit, and such portions have been replaced with "**". Such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2.

        (b) Reports on Form 8-K

            The Company filed a report on Form 8-K on January 9, 1997. Reported was "Item 5 - Other Events."

            The Company filed a report on Form 8-K on February 19, 1997. Reported was "Item 5 - Other Events."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 14, 1997                              /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)