Form 10-Q
period 1997-06-30
RAMTRON INTERNATIONAL CORP
filed 1997-08-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------    ----------

Commission File Number     0-17739

                     RAMTRON INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                         84-0962308
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

1850 Ramtron Drive, Colorado Springs, CO                      80921
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

Common Stock, $.01 Par Value - 37,004,290 shares as of August 11, 1997.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        June 30,   Dec. 31,
                                                          1997       1996
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                   $ 2,777    $ 3,182
  Accounts receivable, less allowances
   of $316 and $721, respectively                          4,369      6,810
  Inventories                                              6,097      7,342
  Prepaid expenses                                           183        592
                                                        --------   --------
Total current assets                                     $13,426    $17,926

Property, plant and equipment, net                         8,195      8,697
Intangible assets, net                                     4,899      5,118
Other assets                                                  21         21
                                                        --------   --------
                                                         $26,541    $31,762
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 2,229    $ 1,992
  Accrued liabilities                                      1,175      1,202
  Accrued royalties                                          696        612
  License rights                                             550      1,100
  Deferred revenue                                         1,116        863
  Promissory note and accrued
    interest, related party                                3,328         --
                                                        --------   --------
Total current liabilities                                  9,094      5,769

Long-term promissory note and
  accrued interest, related party                             --      3,171
Long-term license rights                                     550        550
                                                        --------   --------
Total liabilities                                          9,644      9,490
                                                        --------   --------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized - no shares issued                --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized - 37,004 and 36,997 shares issued
   and outstanding, respectively                             370        370
  Additional paid-in capital                             151,836    151,830
  Accumulated deficit                                   (135,309)  (129,928)
                                                        --------   --------
Total Stockholders' Equity                                16,897     22,272
                                                        --------   --------
                                                         $26,541    $31,762
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1997      1996      1997      1996
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 4,423   $ 6,415   $ 7,574  $ 10,848
   License fees                           2,000     5,000     2,000     5,000
   Customer-sponsored research
     and development                          2        64        36        94
                                       --------  --------  --------  --------
                                          6,425    11,479     9,610    15,942
                                       --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  3,289     4,748     5,782     8,107
   Research and development               2,446     3,324     5,379     6,401
   Customer-sponsored research
     and development                          2        58        32        85
   Sales, general and administrative      2,297     2,760     4,234     4,913
                                       --------  --------  --------  --------
                                          8,034    10,890    15,427    19,506
                                       --------  --------  --------  --------

Operating income (loss)                  (1,609)      589    (5,817)   (3,564)

Interest expense, related parties           (79)      (78)     (157)     (157)
Other income                                 51        49       593       126
                                       --------  --------  --------  --------

Net income (loss)                       $(1,637)  $   560  $ (5,381) $ (3,595)
                                       ========  ========  ========  ========

Net income (loss) per share              $(0.04)    $0.01    $(0.15)   $(0.10)
                                       ========  ========  ========  ========

Weighted average shares                  37,000    40,051    36,998    36,428
                                       ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1997      1996
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(5,381)  $(3,595)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           1,302     1,455
     Accrued compensation                                       --     1,630
     Other                                                    (485)       --

Changes in assets and liabilities:
     Accounts receivable                                     2,832      (532)
     Inventories                                             1,245    (2,159)
     Deposits                                                   --     3,779
     Accounts payable and accrued liabilities                 (256)    1,423
     Accrued interest, related parties                         157       157
     Deferred revenue                                          253    (1,378)
     Other                                                     339      (512)
                                                          --------  --------
Net cash provided by operating activities                        6       268
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (417)     (490)
   Proceeds from sale of assets                                 --         7
                                                          --------  --------
Net cash used in investing activities                         (417)     (483)
                                                          --------  --------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                     6       159
                                                          --------  --------
Net cash provided by financing activities                        6       159
                                                          --------  --------

Net decrease in cash and cash equivalents                     (405)      (56)

Cash and cash equivalents, beginning of period               3,182     6,283
                                                          --------  --------
Cash and cash equivalents, end of period                   $ 2,777   $ 6,227
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and their results of operations and cash flows.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standard Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

NOTE 3.   INVENTORIES

Inventories consist of:

                               June 30,    Dec. 31,
                                 1997        1996
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $3,082      $6,174
    Work in process              2,849       1,055
    Raw material                   166         113
                               -------     -------
      Total                     $6,097      $7,342
                               =======     =======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of June 30, 1997 under the Fund Credit Facility were $2,600,000 and $728,000, respectively. The Fund Credit Facility is secured by a first priority security lien on certain of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

NOTE 5.   INCOME TAXES

The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The Company has determined that under SFAS No. 109, any previously unrecognized tax benefits did not satisfy the realization criteria set forth therein. A valuation allowance has therefore been recorded against the entire net deferred tax asset.

NOTE 6.   EARNINGS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period presented. Certain warrants and employee stock options are common stock equivalents; however, such warrants and certain employee stock options have not been included in net loss per share calculations for the three and six month periods ended June 30, 1997 and for the six months ended June 30, 1996 due to their antidilutive effect. Warrants and certain employee stock options are included in weighted average shares for the three month period ended
June 30, 1996, as they are common stock equivalents and their effects are dilutive.

NOTE 7.   CONTINGENCIES

Interference proceedings are continuing, challenging one of the Company's issued US patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1991, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") covering a patent which is owned by the Company. This Patent covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceedings are therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued US patent and retains all rights associated with such patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to one of the "junior" parties. The other "junior" party was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because from the Company's perspective they were either ignored or misconstrued in the original decision. A decision on the request for reconsideration is expected prior to the end of 1997.

The Company has the right and plans to appeal any adverse decision of the Patent Office in Federal District Court and then to the Court of Appeals for the Federal Circuit, if necessary. The Company remains in possession of the issued US Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts.
The Company remains uncertain as to the ultimate outcome of the above matter, as well as the associated effect, if any, upon the Company's future financial position and results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof. Factors that could cause actual results to differ materially include the following:(i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products which may be developed; (iv) the Company's and its alliance partners' ability to manufacture products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the availability of low cost manufacturing foundry resources for specific FRAM and EDRAM products; (vi) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships;
(vii) the availability and related cost of future financing; (viii) the retention of key personnel; (iv) the outcome of the patent interference proceeding, and (x) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progressions, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenues for the second quarter of 1997 decreased by 44% to $6.4 million from $11.5 million in the respective period in 1996 and increased by 102% from the immediately prior quarter of 1997. For the six months ended June 30, 1997, revenues decreased by 40% to $9.6 million from $15.9 million for the first six months of the prior year.

Product sales revenue for the second quarter and six months ended June 30, 1997 decreased to $4.4 million and $7.6 million, respectively, representing decreases of 31% for the quarter and 30% for the six month period over the respective periods in 1996. Product revenues for the second quarter and six month periods from a year ago totaled $7.6 million and $10.8 million, respectively. Product revenues increased from the immediately prior quarter of 1997 by 40%. The decrease in product sales revenue for the second quarter and six months ended June 30, 1997 over the respective periods in 1996 were primarily the result of an unusually high volume of EDRAM product shipments during the first two quarters of 1996, although, declining average selling prices on the Company's EDRAM products were also a contributor to lower sales revenues during the periods ended June 30, 1997. The unusually high volume of EDRAM product shipments during the first six months of 1996 resulted from an increase in EDRAM product availability which enabled the Company to fulfill, during the first two quarters of 1996, a substantial delinquent customer backlog existing at the end of 1995. The delinquent customer backlog existed at the end of 1995 as a result of EDRAM production constraints during the last half of 1995. Product sales revenue for the six month period ending June 30, 1997 is made up primarily of EDRAM product sales with EDRAM products accounting for 90% of such sales and FRAM products accounting for the remaining 10%. The product mix for the respective period in 1996 remained relatively unchanged at 91% and 9% for EDRAM and FRAM, respectively.

FRAM product revenues for the second quarter and six months ended June 30, 1997 decreased to $412,000 and $725,000, respectively, representing decreases of 11% for the quarter and 27% for the six month period over the respective periods in 1996. FRAM Product revenues increased from the immediately prior quarter of 1997 by 32%. The Company is continuing to maintain its quarterly FRAM product revenues in the $300,000 to $500,000 range until low cost volume foundry manufacturing can be obtained through its FRAM alliance partners or from other production sources. Current FRAM revenues resulted completely from FRAM products manufactured at the Company's fabrication facility in Colorado Springs, Colorado.

EDRAM product revenues for the second quarter and six months ended June 30, 1997 decreased to $4.0 million and $6.8 million, respectively, representing decreases of 33% for the quarter and 31% for the six month period compared with the respective periods in 1996. EDRAM product revenues for the second quarter and six month periods from a year ago totaled $6.0 million and $9.9 million, respectively. EDRAM Product revenues increased from the immediately prior quarter of 1997 by 41%. The number of EDRAM units shipped in the second quarter and six months ended June 30, 1997 decreased from the same periods in 1996 by 8% and 6%, respectively. Average selling prices during these same periods decreased by 32% and 29%, respectively. EDRAM average selling prices experienced only a minor decline during the second quarter of the year from the immediately prior quarter in 1997. Quarterly decreases in average selling prices of the Company's 4-megabit EDRAM products are expected to continue throughout the remainder of the year and into 1998 as the Company pursues the migration of its EDRAM products to the 16-megabit and higher density levels. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing products such as fast SRAM's, SDRAM's, burst EDO-DRAM's and other specialty memories.

License fee revenues during the quarter and for the six months ended June 30, 1997 totaled $2.0 million and resulted from the achievement of milestones pursuant to an existing license agreement with Fujitsu, Ltd. License fee revenue for the three and six month periods ended June 30, 1996 totaled $5.0 million and resulted from the achievement of milestones pursuant to existing license agreements with Hitachi, Ltd., Rohm Co., Ltd. and Fujitsu, Ltd.

Cost of product sales as a percentage of product revenue during the quarter and for the six months ended June 30, 1997 were 74% and 76%, respectively, compared with 74% and 75% for the same periods in 1996. The Company anticipates that cost of product sales as a percentage of product revenues will decrease throughout the remainder of the year resulting from expected favorable average selling prices and lower manufacturing costs. Cost of product sales associated with the Company's FRAM products remains high due primarily to the introduction of new designs, low volume of manufacturing in the Company's existing facility and the continued development of manufacturing processes of such products.

Research and development expenses for the second quarter and six months ended June 30, 1997 decreased by 26% and 16%, respectively, as compared with the same periods in 1996. The primary reason for the decrease in research and development expense in the second quarter and six months ended June 30, 1997 resulted from the termination of the Company's employee incentive program which existed during the respective periods in 1996 totaling approximately $.6 million for the second quarter and $1.0 million for the six month period. No such employee incentive program expense was recorded during the first six months of 1997.

Sales, general and administrative ("SG&A") expenses for the second quarter and the six month period ended June 30, 1997 decreased by 17% and 14%, respectively, as compared with the same periods in 1996. The primary reason for the decrease in SG&A expense in the second quarter and six months ended June 30, 1997 resulted from the termination of the Company's employee incentive program which existed during the respective periods in 1996 totaling approximately $.5 million for the second quarter and $.7 million for the six month period. No such employee incentive program expense was recorded during the first six months of 1997. Lower withholding taxes on FRAM milestone license fees during the second quarter and six month periods ended June 30, 1997 when compared to the respective period in 1996 were offset by increases in sales and marketing costs associated with the Company's existing EDRAM products and the announcement of its 16 megabit Enhanced Synchronous DRAM products.

Interest expense, related parties for the second quarter and six months ended June 30, 1997 remained flat compared to the respective periods in 1996 as there were no additional borrowings under the Company's line of credit with the National Electrical Benefit Fund over the previous twelve months.

Other income during the first six months of 1997 increased by $467,000 over the respective period in 1996 resulting primarily from the collection of a receivable written off at the end of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of June 30, 1997 was approximately $2.8 million, representing a $.4 million decrease from December 31, 1996. The Company generated a minimal amount of cash from operations during the first six months of 1997 compared with the generation of approximately $.3 million from operations for the respective period in 1996. Cash generated from a $2.8 million decrease in receivables and a $1.2 million decrease in inventories offset cash used to fund net losses during the six month period ending
June 30, 1997. For the respective period in 1996, cash generated from the application of supplier held manufacturing deposits partially offset cash used for increases in inventories during the period. Approximately $.4 million was used in investing and financing activities during the six month period ended June 30, 1997 compared with $.5 million for the respective period in 1996. Cash used in investing and financing activities during the first six months of 1997 resulted primarily from increases in computer hardware and software purchases used in the Company's FRAM and EDRAM research and development activities and from office expansion. For the respective period in 1996, cash used in investing and financing activities resulted primarily from purchases of equipment used in FRAM and EDRAM manufacturing. A minimal amount of cash was generated from financing activities during the first six months of 1997. For the respective period in 1996, approximately $.2 million was generated from financing activities from the exercise of employee stock options. As of June 30, 1997, the Company had working capital of approximately $4.3 million and total stockholders' equity of $16.9 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1997 by relying on its existing cash resources as of June 30, 1997 of $2.8 million, payments from existing and future license and development agreements and from the sale of the Company's products. The Company's accounts receivable balance of $4.4 million as of June 30, 1997 includes a $2 million license fee from an existing licensee with payment to be received during the fourth quarter of the current year. If required, the Company also has $9.4 million available to it under a credit facility as of June 30, 1997. Such credit facility agreement does not contain any requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, the purchase of manufacturing equipment and the funding of ongoing research and development efforts. The Company is continuing to pursue additional license and development arrangements with third parties as a source of such capital. The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a more cost-effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not typically occur on a consistent basis or in consistent amounts and is therefore expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations.

The Company is continuing its efforts to improve existing internal manufacturing capabilities and obtain commercial production of its FRAM products through its alliance partners which the Company believes is essential to its future profitability. The Company expects to receive first commercial engineering sample quantities of FRAM products from Rohm and Hitachi during the third quarter and early part of the fourth quarter of 1997, respectively. In addition, the Company expects to receive the first samples of its 16-megabit ESDRAM by the end of the fourth quarter of 1997. The Company is also continuing its efforts to reduce the cost of its FRAM products as well as to develop for commercialization additional high-density FRAM products.

There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented above. If such commercial production is not achieved or is not achieved in a timely manner, the company's results of operations could be materially adversely affected.

In February 1997, the Company and SGS-Thomson Microelectronics SA ("SGS-Thomson") finalized a non-binding FRAM technology Memorandum of Understanding (the "MOU"). Such MOU expired on June 30, 1997 pursuant to the terms of the agreement. The Company and SGS-Thomson are in the process of negotiating an extension to the original MOU which is to incorporate expanded terms from the original MOU. The new agreement is expected to be completed during the third quarter of 1997.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Interference proceedings are continuing, challenging one of the Company's issued US patents which pertains to an invention that the Company believes is of fundamental importance to its business. In 1991, a three-way "interference" contest was declared in the United States Patent and Trademark Office (the "Patent Office") covering a patent which is owned by the Company. This Patent covers a basic ferroelectric memory cell design that is of fundamental importance to the Company's business interests in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceedings are therefore conducted to determine which party is entitled to the patent rights corresponding to the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued US patent and retains all rights associated with such patent. The other two parties involved in the interference are "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. The Company and only one of the two claimant parties in the interference proceedings filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to one of the "junior" parties. The other "junior" party was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because from the Company's perspective they were either ignored or misconstrued in the original decision. A decision on the request for reconsideration is expected prior to the end of 1997.

The Company has the right and plans to appeal any adverse decision of the Patent Office in Federal District Court and then to the Court of Appeals for the Federal Circuit, if necessary. The Company remains in possession of the issued US Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts.
The Company remains uncertain as to the ultimate outcome of the above matter, as well as the associated effect, if any, upon the Company's future financial position and results of operations.

ITEMS  2 - 3   None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name:

       Name of Director       Votes Cast for Director     Votes Withheld
       ----------------       -----------------------     --------------

       L. David Sikes                26,186,646               281,532
       Greg B. Jones                 25,867,492               600,686
       William G. Howard             26,194,154               274,024
       George J. Stathakis           26,193,999               274,179
       William G. Tull               26,168,018               300,160
       L.T. Womack                   26,193,035               275,143
       Michael L. Rothschild         26,169,768               298,410

ITEM 5   OTHER INFORMATION

In April 1997, the Company signed an agreement with Racom Systems, Inc. ("Racom") and Intag International Limited ("Intag") to significantly increase the availability of Ramtron's ferroelectric random access memory (FRAM) technology for use in radio frequency identification (RF/ID) markets and applications. The agreement shall terminate upon the expiration of the last to expire of any effective rights protecting the licensed technology. The agreement replaces all existing licensing and supply agreements and memorandums of understanding between the parties. Under the agreement, Racom retained its rights to use Ramtron's ferroelectric random access memory technology for use in RF/ID applications, and Racom's right to sublicense such technology for manufacturing purposes has been limited to no more than five
(5) parties pursuant to Ramtron's approval of such sublicensees. As of May 13, 1997, Racom has sublicensed to two separate companies. Under the agreement, Racom was also granted unlimited sublicensing rights for design, development and selling of RF/ID products with Ramtron's approval. Ramtron has agreed to coordinate its own licensing activities of FRAM technology, including the unrestricted licensing of FRAM technology for use in RF/ID applications, with Racom, until such time as Racom completes its five (5) full sublicensing agreements. Pursuant to the agreement, the Company also granted to Intag the right to use the Company's ferroelectric random access memory technology for use in RF/ID applications with no right to sublicense such technology for manufacturing purposes but with unlimited sublicensing rights for design, development and selling of RF/ID products with Ramtron's approval. Under the agreement, Ramtron's licensees and/or their current or future sublicensees shall grant a license back to the Company on any improvements developed by such licensees and/or sublicensees concerning ferroelectric technology. The parties to the agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RF/ID licensing activities.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 3.1    Certificate of Designation to Certificate of
                           Incorporation
            Exhibit 27     Financial Data Schedule

        (b) Reports on Form 8-K

            The Company filed a report on Form 8-K on May 6, 1997. Reported was "Item 5 - Other Events."

            The Company filed a report on Form 8-K on May 30, 1997. Reported was "Item 5 - Other Events."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 13, 1997                           /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)