Form 10-K/A
period 1996-12-31
RAMTRON INTERNATIONAL CORP
filed 1997-08-29
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K/A

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

       **10.49   (INTENTIONALLY OMITTED)

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

** Exhibit 10.49 has been intentionally omitted as it has been deemed not material and the request for confidential treatment of portions of that exhibit have been withdrawn.

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

(b)  Reports on Form 8-K:

     On January 24, 1996, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on August 29, 1997.

                                             RAMTRON INTERNATIONAL CORPORATION

                                             By:  /S/ L. David Sikes
                                             -----------------------
                                             L. David Sikes
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this annual report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive        8-29-97
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                            8-29-97
George J. Stathakis

/S/ William G. Howard
-------------------------       Director                            8-29-97
William G. Howard

/S/ William G. Tull
-------------------------       Director                            8-29-97
William G. Tull

/S/ L. T. Womack
-------------------------       Director                            8-29-97
L. T. Womack

/S/ Michael L. Rothschild
-------------------------       Director                            8-29-97
Michael L. Rothschild

/S/ Greg B. Jones
-------------------------       Director, President and             8-29-97
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and        8-29-97
Richard L. Mohr                 Chief Financial Officer