Form 10-Q/A
period 1997-03-31
RAMTRON INTERNATIONAL CORP
filed 1997-08-29
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                              FORM 10-Q/A

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

        (b) Reports on Form 8-K

            The Company filed a report on Form 8-K on January 9, 1997. Reported was "Item 5 - Other Events."

            The Company filed a report on Form 8-K on February 19, 1997. Reported was "Item 5 - Other Events."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 29, 1997                           /S/ Richard L. Mohr
                                          --------------------------------
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)