Form 10-Q
period 1997-09-30
RAMTRON INTERNATIONAL CORP
filed 1997-11-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 30, 1997

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

Common Stock, $.01 Par Value, 37,122,630 shares as of November 7, 1997.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        Sep. 30,   Dec. 31,
                                                          1997       1996
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                   $ 3,475    $ 3,182
  Accounts receivable, less allowances
   of $209 and $721, respectively                          3,251      6,810
  Inventories                                              7,431      7,342
  Prepaid expenses                                           230        592
                                                        --------   --------
Total current assets                                      14,387     17,926

Property, plant and equipment, net                         8,412      8,697
Intangible assets, net                                     4,815      5,118
Other assets                                                  21         21
                                                        --------   --------
                                                         $27,635    $31,762
                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 3,099    $ 1,992
  Accrued liabilities                                      1,460      1,202
  Accrued royalties                                          399        612
  License rights                                             550      1,100
  Deferred revenue                                           999        863
  Promissory note and accrued
    interest, related party                                4,810         --
                                                        --------   --------
Total current liabilities                                 11,317      5,769

Long-term promissory note and
  accrued interest, related party                             --      3,171
Long-term license rights                                     550        550
                                                        --------   --------
Total liabilities                                         11,867      9,490
                                                        --------   --------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized - no shares issued                --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized - 37,114 and 36,997 shares issued
   and outstanding, respectively                             371        370
  Additional paid-in capital                             152,356    151,830
  Accumulated deficit                                   (136,959)  (129,928)
                                                        --------   --------
Total Stockholders' Equity                                15,768     22,272
                                                        --------   --------
                                                         $27,635    $31,762
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          1997      1996      1997      1996
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 3,584   $ 3,458   $11,158  $ 14,306
   License fees                           1,750     2,750     3,750     7,750
   Customer-sponsored research
     and development                         80        61       116       155
                                       --------  --------  --------  --------
                                          5,414     6,269    15,024    22,211
                                       --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  2,659     2,869     8,441    10,976
   Research and development               2,279     3,867     7,658    10,268
   Customer-sponsored research
     and development                         72        55       104       140
   Sales, general and administrative      2,000     2,447     6,234     7,360
                                       --------  --------  --------  --------
                                          7,010     9,238    22,437    28,744
                                       --------  --------  --------  --------

Operating income(loss)                   (1,596)   (2,969)   (7,413)   (6,533)

Interest expense, related party             (82)      (80)     (239)     (237)
Other income                                 33        50       626       176
                                       --------  --------  --------  --------

Net income (loss)                       $(1,645)  $(2,999)  $(7,026)  $(6,594)
                                       ========  ========  ========  ========

Net income (loss) per share              $(0.04)   ($0.08)   $(0.19)   $(0.18)
                                       ========  ========  ========  ========

Weighted average shares                  37,018    36,484    37,014    36,448
                                       ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1997      1996
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(7,026)  $(6,594)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           1,898     2,149
     Accrued compensation                                       --     2,847
     Other                                                    (485)       --

Changes in assets and liabilities:
     Accounts receivable                                     3,949    (2,010)
     Inventories                                               (88)   (3,569)
     Deposits                                                   --     4,164
     Accounts payable and accrued liabilities                  603     1,700
     Accrued interest, related parties                         239       237
     Deferred revenue                                          136    (1,574)
     Other                                                     175      (265)
                                                          --------  --------
Net cash used in operating activities                         (599)   (2,915)
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,035)     (628)
   Proceeds from sale of assets                                 --         7
                                                          --------  --------
Net cash used in investing activities                       (1,035)     (621)
                                                          --------  --------

Cash flows from financing activities:
   Proceeds from promissory
      note, related party                                    1,400        --
   Issuance of common stock, net of expenses                   527       224
                                                          --------  --------
Net cash provided by financing activities                    1,927       224
                                                          --------  --------

Net increase (decrease) in cash and cash equivalents           293    (3,312)

Cash and cash equivalents, beginning of period               3,182     6,283
                                                          --------  --------
Cash and cash equivalents, end of period                   $ 3,475   $ 2,971
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and their results of operations and cash flows.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 3.   INVENTORIES

Inventories consist of:

                               Sep. 30,    Dec. 31,
                                 1997        1996
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $2,346      $6,174
    Work-in-process              4,944       1,055
    Raw material                   141         113
                               -------     -------
      Total                     $7,431      $7,342
                               =======     =======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of September 30, 1997 under the Fund Credit Facility were $4,000,000 and $810,000, respectively. The Fund Credit Facility is secured by a first priority security lien on certain of the Company's assets The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

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

NOTE 6.   EARNINGS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period presented. Certain warrants and employee stock options are common stock equivalents; however, such warrants and certain employee stock options have not been included in net loss per share calculations for the three and nine month periods ended September 30, 1997 and 1996 due to their antidilutive effect.

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to one of the "junior" parties. The other "junior"party was not granted any patent claims pursuant to the interference proceeding. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because from the Company's perspective they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration is expected prior to the end of 1997.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof. Factors that could cause actual results to differ materially include the following:(i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products which may be developed; (iv) the Company's and its alliance partners' ability to manufacture products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the availability of low cost manufacturing foundry resources for specific FRAM and EDRAM products; (vi) the Company's ability to perform under existing alliance agreements and to develop new alliance relationships;
(vii) the availability and related cost of future financing; (viii) the retention of key personnel; (ix) the outcome of the patent interference proceeding, and (x) factors not directly related to the Company, such as competitive pressures on pricing, market conditions in general, competition, technological progressions, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenues for the third quarter of 1997 decreased by 14% to $5.4 million from $6.3 million in the respective period in 1996. For the nine months ended September 30, 1997, revenues decreased by 32% to $15.0 million from $22.2 million for the first nine months of the prior year.

Product sales revenue for the third quarter and nine months ended
September 30, 1997 were $3.6 million and $11.2 million, respectively, representing an increase of 4% for the quarter and a decrease of 22% for the nine month period over the respective periods in 1996. Product revenues for the third quarter and nine month periods from a year ago totaled $3.5 million and $14.3 million, respectively. The decrease in product sales revenue for the nine months ended September 30, 1997 over the respective period in 1996 was primarily the result of an unusually high volume of EDRAM product shipments during the first two quarters of 1996, although, declining average selling prices on the Company's EDRAM products were also a contributor to lower sales revenues during the periods ended September 30, 1997. The unusually high volume of EDRAM product shipments during the first six months of 1996 resulted from an increase in EDRAM product availability which enabled the Company to fulfill, during the first two quarters of 1996, a substantial delinquent customer backlog existing at the end of 1995. The delinquent customer backlog at the end of 1995 resulted from EDRAM production constraints during the last half of 1995. Product sales revenue for the nine month period ending September 30, 1997 is made up primarily of EDRAM product sales with EDRAM products accounting for 90% of such sales and FRAM products accounting for the remaining 10%. The product mix for the respective period in 1996 was also
90% and 10% for EDRAM and FRAM, respectively.

FRAM product revenues for the third quarter and nine months ended
September 30, 1997 decreased to $354,000 and $1,079,000, respectively, representing decreases of 28% for the quarter and 27% for the nine month period over the respective periods in 1996. The Company is continuing to maintain its quarterly FRAM product revenues in the $300,000 to $500,000 range until low cost volume foundry manufacturing can be obtained through its FRAM alliance partners or from other production sources. All of the current years and previous years FRAM revenue resulted from FRAM products manufactured at the Company's fabrication facility in Colorado Springs, Colorado.

EDRAM product revenues for the third quarter and nine months ended
September 30, 1997 increased to $3.2 million for the quarter and decreased to $10.1 million for the nine month period representing an increase of 9% for the quarter and a decrease of 21% for the nine month period compared with the respective periods in 1996. EDRAM product revenues for the third quarter and nine month periods from a year ago totaled $3.0 million and $12.8 million, respectively. The number of EDRAM units shipped in the third quarter and nine months ended September 30, 1997 increased from the same periods in 1996 by 30% and 11%, respectively. Average selling prices during these same periods decreased by 17% and 30%, respectively, although EDRAM average selling prices remained flat during the third quarter of the year from the immediately prior quarter in 1997. Quarterly decreases in average selling prices of the Company's 4-megabit EDRAM products are expected to continue throughout the remainder of the year and into 1998 as the Company pursues the migration of its EDRAM products to the 16-megabit and higher density levels. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing products such as fast SRAM's, SDRAM's, burst EDO-DRAM's and other specialty memories. A decreasing demand for the Company's 4-megabit EDRAM products is expected to occur as 16-megabit products begin displacing such 4-megabit products through 1998.

License fee revenues during the third quarter and for the nine months ended September 30, 1997 totaled $1.75 million and $3.75 million, respectively, resulting from the achievement of milestones pursuant to an existing license agreement with Fujitsu, Ltd. License fee revenue for the three and nine month periods ended September 30, 1996 totaled $2.75 million and $7.75 million, respectively, resulting from the achievement of milestones during the nine month period pursuant to existing license agreements with Hitachi, Ltd., Rohm Co., Ltd., Fujitsu, Ltd. and Toshiba Corporation.

Cost of product sales as a percentage of product revenue during the quarter and for the nine months ended September 30, 1997 were 74% and 76%, respectively, compared with 83% and 77% for the same periods in 1996. Cost of product sales associated with the Company's EDRAM products decreased by 11% in the third quarter of 1997 when compared with the respective period in 1996 due to lower manufacturing costs from the Company's EDRAM foundry sources. Cost of product sales associated with the Company's FRAM products remains high due primarily to the introduction of new designs, low volume of manufacturing in the Company's existing facility and the continued development of manufacturing processes of such products. FRAM product cost of sales are expected to decrease during 1998 as the Company begins selling products manufactured by its FRAM alliance partners.

Research and development expenses for the third quarter and nine months ended September 30, 1997 decreased by 41% and 25%, respectively, as compared with the same periods in 1996. The primary reason for the decrease in research and development expense in the third quarter and nine months ended September 30, 1997 resulted from the termination of the Company's employee incentive program which existed during the respective periods in 1996 totaling approximately
$.7 million for the third quarter and $1.8 million for the nine month period. No such employee incentive program expense was recorded during the first nine months of 1997. The remaining reductions in research and development expenses for the quarter and the nine months ended September 30, 1997 when compared with the same periods in 1996 resulted primarily from a reduction in FRAM alliance support activities and EDRAM foundry development costs.

Sales, general and administrative ("SG&A") expenses for the third quarter and the nine month period ended September 30, 1997 decreased by 18% and 15%, respectively, as compared with the same periods in 1996. The primary reason for the decrease in SG&A expense in the third quarter and nine months ended September 30, 1997 resulted from the termination of the Company's employee incentive program which existed during the respective periods in 1996 totaling approximately $.5 million for the second quarter and $1.1 million for the nine month period. No such employee incentive program expense was recorded during the first nine months of 1997. Lower withholding taxes on FRAM milestone license fees during the nine month periods ended September 30, 1997 when compared to the respective period in 1996 were offset by increases in sales and marketing costs associated with the Company's existing EDRAM products and the announcement of its 16-megabit Enhanced Synchronous DRAM products.

Interest expense, related parties for the third quarter and nine months ended September 30, 1997 remained flat compared to the respective periods in 1996.

Other income during the first nine months of 1997 increased by $450,000 over the respective period in 1996 resulting primarily from the collection of a receivable written off at the end of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of September 30, 1997 was approximately $3.5 million, representing a $.3 million increase from December 31, 1996. The Company used approximately $.6 million of cash in operations during the first nine months of 1997 compared with the use of approximately $2.9 million in operations for the respective period in 1996. Cash generated from a $3.9 million decrease in receivables and from a $.8 million increase in liabilities partially offset cash used to fund net losses during the nine month period ending September 30, 1997. For the respective period in 1996, cash generated from the application of supplier held manufacturing deposits and from an increase in liabilities partially offset cash used for increases in inventories and receivables during the period. Approximately $1.0 million was used in investing and financing activities during the nine month period ended September 30, 1997 compared with $.6 million for the respective period in 1996. Cash used in investing and financing activities during the first nine months of 1997 resulted primarily from increases in computer hardware and software purchases used in the Company's FRAM and EDRAM research and development activities, the purchase of equipment used in FRAM manufacturing and from expenditures for office expansion. For the respective period in 1996, cash used in investing and financing activities resulted primarily from purchases of equipment used in FRAM and EDRAM manufacturing. Cash in the amount of $1.9 million was generated from financing activities during the first nine months of 1997 resulting from borrowings totaling $1.4 million from the Fund Credit Facility at the end of the third quarter and from the exercise of employee stock options. For the respective period in 1996, approximately $.2 million was generated from financing activities from the exercise of employee stock options. As of September 30, 1997, the Company had working capital of approximately $3.0 million and total stockholders' equity of $15.8 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1997 and into 1998 by relying on its existing cash resources as of September 30, 1997 of $3.5 million, payments from existing and future license and development agreements and from the sale of the Company's products. The Company's accounts receivable balance of $3.3 million as of September 30, 1997 includes a $2 million license fee from an existing licensee with payment to be received during the fourth quarter of the current year. If required, the Company also has $8.0 million available to it under a credit facility as of September 30, 1997. Such credit facility agreement does not contain any requirements for the Company to satisfy any performance criteria or specific financial covenants other than those typically found in standard commercial credit agreements in order for the Company to borrow amounts pursuant to the credit facility.

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

The Company is continuing its efforts to improve existing internal manufacturing capabilities and obtain commercial production of its FRAM products through its alliance partners which the Company believes is essential to its future profitability. The Company began to receive first commercial engineering samples of FRAM products from Rohm during the third quarter and expects to receive engineering samples of FRAM products from Hitachi during the fourth quarter of this year. The Company has placed a 1.5 million piece FRAM product production order with Rohm to meet the anticipated demand for certain FRAM products during the first half of 1998. Delivery of such products manufactured by Rohm is expected to begin during the first quarter of 1998. In addition, the Company expects to receive the first samples of its 16-megabit ESDRAM in January 1998. The Company is also continuing its efforts to reduce the cost of its FRAM products as well as to develop for commercialization additional high-density FRAM products. There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented above. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

In February 1997, the Company and SGS-Thomson Microelectronics SA ("SGS-Thomson") finalized a non-binding FRAM technology Memorandum of Understanding (the "MOU"). Such MOU expired on June 30, 1997 pursuant to the terms of the agreement. The Company and SGS-Thomson have negotiated an extension to the original MOU which incorporates expanded terms from the original MOU and extends the term of such MOU to March 31, 1998.

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

ITEMS  2 - 5    None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EX 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None
                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 13, 1997                         /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)