Form 10-K
period 1997-12-31
RAMTRON INTERNATIONAL CORP
filed 1998-03-30
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997

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

As of March 20, 1998, 37,953,772 shares of the Registrant's Common
Stock were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates (based upon the closing price of the Common Stock, as reported on the Nasdaq Stock Market on March 20, 1998) was approximately $178,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement (the "Proxy Statement") to be prepared pursuant to Schedule 14A and filed in connection with solicitation of proxies for its Annual Meeting of Stockholders, to be held on May 28, 1998, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS

                                 THE COMPANY

Ramtron International Corporation and its subsidiaries ("Ramtron" or the "Company") are engaged primarily in the design, development, manufacture and sale of specialty high performance semiconductor memory devices. Ramtron has two product lines, ferroelectric nonvolatile random access memory ("FRAM" (registered trademark)) products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM ("EDRAM" (registered trademark)) products. A glossary of certain technical terms can be found on page 20.

The Company was incorporated in Delaware under the name of Amtec Securities Corporation in January 1984. Its name was changed to Ramtron International Corporation in January 1988. The Company's principal executive offices are located at 1850 Ramtron Drive, Colorado Springs, Colorado 80921, and its telephone number is (719) 481-7000.

The Company has two wholly owned subsidiaries, Enhanced Memory Systems, Inc. ("EMS"), which was established in May 1995, and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was established in July 1996. The Company formed
EMS to operate its EDRAM business. The Company formed Ramtron K.K. to perform sales and marketing functions within Japan for the Company's products and to act as a liaison between the Company and its Japan alliance partners. To date, Ramtron K.K. has had only limited operations.

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Ramtron operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expected Future Results of Operations." From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Securities and Exchange Commission.

                                FRAM PRODUCTS

BACKGROUND

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide read/write and nonvolatile memory products with unique performance characteristics and properties. Ramtron's FRAM devices combine data nonvolatility with the benefits of random access memory (RAM) devices including a high number of read and write cycles, high speed for both read and write functions and low power consumption.

The Company believes that its FRAM technology is a significant innovation in comparison with other major semiconductor memory solutions. FRAM technology enables product attributes that are not otherwise available in a single semiconductor product and, in some cases, these attributes are not available even by combining multiple technologies.

Semiconductor memories are divided into two classes, volatile and nonvolatile. Volatile devices require continuous application of power to retain data while nonvolatile memories do not. Volatile memories are typically random access memory ("RAM") while most nonvolatile memories are a form of read only memory ("ROM"). Each category has different benefits and disadvantages and consequently are not interchangeable. It is not uncommon to find both product categories used within the same system.

DRAMs are the most common memory device because of their flexibility, large capacity and low manufacturing cost. DRAMs are primarily used as the main memory in general purpose computers for temporary storage of programs and data while the system is powered. Nonvolatile memories are used to store programs and data for fixed purpose computers where the memory changes infrequently.

Manufacturers of electronic products desire a semiconductor memory solution that can cost-effectively provide both the read/write capabilities of RAM with the nonvolatility of ROM. Characteristics of an ideal memory include:
(i) fast read/write speed; (ii) ability to endure a high number of read/writes cycles; (iii) nonvolatility; (iv) cost effectiveness; (v) minimal power consumption; (vi) high density and (vii) minimal form factor. There currently are no memory products in the market that provide a solution for customers that require all of these benefits. To address the inherent limitations of RAMs and ROMs, various combinations of the two are used in most electronic systems to accomplish an acceptable level of memory storage, data access and cost. Such product combinations and design strategies often result in increased manufacturing and assembly costs, reduced performance and/or product limitations. Current alternative nonvolatile products on the market include:

     Electrically Erasable Programmable Read Only Memory ("EEPROM"), which can be erased and reprogrammed electrically within the system, but has limited writes (in the thousands), needs substantial power to perform a write function and is very slow to reprogram.

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

     Nonvolatile RAM ("NVRAM"), which consists of an SRAM and an EEPROM incorporated in a single semiconductor device, enables the device to provide both the high-speed read/write rates and read/write endurance typical of SRAM and the nonvolatile memory retention of EEPROM. However, the complexity of NVRAM devices and the relatively high power and slow write from the SRAM to the EEPROM before power is lost make it too costly and unreliable for most commercial applications.

     Flash Memory is an alternative to future FRAM products with 256-kilobits and greater density. Flash memory offers the reprogrammability of EEPROM and, because it uses a smaller memory cell than EEPROM, may cost less to manufacture. However, it requires high power to write, is slow to reprogram and has limited writes similar to an EEPROM.

CHARACTERISTICS OF FRAM PRODUCTS

Ramtron's FRAM products provide in a single component the high-speed read/write characteristics and efficiencies of RAM with the nonvolatile memory storage capability of ROM. By integrating the nonvolatile properties of its ferroelectric materials with an industry standard CMOS semiconductor memory manufacturing process, Ramtron has produced component-level nonvolatile RAM products. The nonvolatile storage element in FRAM memories is a capacitor that is integrated between the transistor and metalization layers of a typical CMOS manufacturing process and is constructed from a thin film ferroelectric between two metal electrodes. Ferroelectric materials inherently function in a nonvolatile manner within a semiconductor memory device because they become polarized when an electric field is applied and remain polarized after the electric field is removed. Reversing the field causes spontaneous polarization in the opposite direction. The positive or negative state of the material can be sensed by the interaction of an applied electric field with the material's polarization, thereby allowing for the storage of binary digital information. Notwithstanding the theoretical simplicity of nonvolatile ferroelectric memories, it took Ramtron over eight years to be the first Company to produce such memories in commercial volumes. High-density FRAM memories, if they can be developed and commercially produced in a timely and cost-effective manner, have the potential to impact significantly the semiconductor memory industry. The advantages of Ramtron's FRAM products include:

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

FRAM PRODUCTS

Ramtron was the first company to introduce ferroelectric technology in commercial memory products beginning with a 4 kilobit parallel interface product in late 1992. This product established volume production and demonstrated the benefits of FRAM in a commercial application. Based on this success, the Company was able to broaden its product line and establish a merchant market presence. Today the Company offers a group of serial interface FRAM memories that resemble EEPROM equivalents. It also offers several custom designed radio frequency identification ("RFID") devices. These products are manufactured using the Company's proprietary FRAM technology. The Company sold $1.6 million of FRAM products in 1997.

In order to accelerate market acceptance, the Company developed the serial products based on industry standard EEPROM circuits. These products are offered in 4 kilobit and 16 kilobit densities with selected industry standard interfaces. The Company produces these products in several industry standard package types. They compete with EEPROM serial memories with identical pin configurations. By emulating standard EEPROM products with FRAM technology, the Company is able to accelerate product evaluation and acceptance by new customers. However, the products are distinguished from their EEPROM counterparts by faster write times, higher write endurance (number of permitted write cycles) and decreased power requirements. As an example, comparable EEPROMs perform a single-byte write in 2 to 10 milliseconds where as a FRAM-based product writes in 200 nanoseconds or 10,000 to 50,000 times faster. Comparable EEPROMs offer write endurance from 100,000 to 1,000,000 cycles where as a FRAM product offers from 100,000,000 to 10,000,000,000 cycles or 1,000 to 10,000 times greater. Deploying FRAM technology in industry standard configurations offers substantial benefits in a variety of industrial and commercial applications. These applications are write intensive and require collecting data or the frequent alteration of configuration settings. As a consequence of these feature advantages, the Company is currently able to command a price premium versus EEPROM in these selected applications.

In addition to low-density serial memories, the Company produces several contactless memory products commonly referred to as RFID or Radio Frequency Identification products. These devices are so named because they provide memory read and write access without direct electrical connection. Instead, the device is powered by and communicates via a radio frequency ("RF") energy field. As an RFID device enters the radio field, the power supplied by that field is used to power the device. A host then communicates with the RFID device by modulating the radio field. FRAM technology offers a substantial advantage in RFID type devices due to its low power write operation and its fast write capability. Other writeable nonvolatile technologies such as EEPROM and Flash require high voltage and power to perform a write function. In an RFID application, the power available to a device is strongly related to the distance from the host RF transmitter. Due to the limited power available in an RF field, the distance at which an RFID device can be written is a function of the power that it consumes. FRAM technology, with its low power consumption, provides substantially longer write distances than EEPROM in any given application. The fast write capability is also beneficial in applications where transaction time is critical. An example of this type of application is a smart card. When performing a financial transaction, the host system must write to the smart card memory. FRAM allows such transactions to proceed much faster than an EEPROM based smart card. Current RFID products are custom developed for individual customers in several end-market segments. The Company is continuing to cultivate such custom opportunities and may in the future develop standard RFID products to be offered to multiple customers.

The Company anticipates a substantial increase in its available manufacturing capacity from its licensing partners. In preparation for this change, the Company is developing several new products that are expected to provide future revenue growth. Prototypes of a 64 kilobit parallel FRAM memory have been produced in the Company's captive Colorado Springs facility. The Company intends to commercialize this product by producing it at one or more external licensing partner foundries. In cooperation with its partner Hitachi Ltd. ("Hitachi"), the Company has developed a 256 kilobit parallel FRAM memory.
In cooperation with its partner Fujitsu Limited ("Fujitsu"), the Company has developed an advanced 1 transistor - 1 capacitor ("1T1C") version of a 1 megabit parallel memory. Manufacturing and commercialization plans for these products are closely associated with each individual foundry partners process development activities, the timing and results of which are uncertain at this time. The Company intends to continue developing new products as it gains visibility into the available manufacturing capacity of each of its foundry partners.

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

DEVELOPMENT AND MANUFACTURING ALLIANCES

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with certain well capitalized companies having or constructing advanced memory product manufacturing capabilities, including Rohm Company, Ltd. ("Rohm"), Hitachi, Toshiba Corporation ("Toshiba") and Fujitsu.
Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost-effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products for resale to the Company's customers. Such products are expected to be manufactured at a lower cost, improved performance and higher volume then is achievable in the Company's captive facility.

HITACHI. In April 1994, Ramtron and Hitachi entered into a five-year agreement to develop jointly standard high-density FRAM products, initially with a density of 256 kilobits. In September 1995, the agreement was amended to cover the development of FRAM embedded products other than standard memory devices and in January 1998, the agreement was amended to include the RFID applications of the FRAM technology. Hitachi is presently working to optimize their FRAM manufacturing process and is also characterizing a 256-kilobit FRAM product with final characterization for commercialization expected to occur during 1998. After characterization is achieved, Hitachi is expected to begin commercially manufacturing 256-kilobit FRAM products, although the Company can give no assurances that Hitachi will be able to achieve such development and manufacturing expectations or in the time provided. Under the joint development agreement, Ramtron granted Hitachi a nonexclusive, worldwide, perpetual license to utilize Ramtron's FRAM technology to develop, design, use and sell high-density FRAM products and Hitachi granted Ramtron a similar license with respect to any high-density FRAM technology solely developed and owned by Hitachi. Jointly developed technology, and any related patent rights, will be jointly owned. Hitachi agreed to pay Ramtron fixed license fees for its licensed rights. Hitachi is also required to pay a royalty on net sales to third parties of FRAM products manufactured by Hitachi, which royalty rate is fixed for five years from the date of first shipment of 256-kilobit FRAM products by Hitachi and thereafter is subject to the agreement of the parties. The parties entered into a memorandum of understanding (subject to the execution of definitive agreements) providing that if Hitachi decides in its sole discretion to establish FRAM production capacity for standard and non-standard FRAM products, then Ramtron is to be allocated 25% to 33% of Hitachi's ferroelectric process capacity for standard and non-standard FRAM products (up to a specified number of wafers per month), subject to reaching agreement on business terms including price, delivery schedule and quantities.

ROHM. In April 1993, Ramtron and Rohm, a Japanese semiconductor company, agreed to cooperate in a multiphase alliance to expand the market for low-density FRAM products. In August 1994, Ramtron and Rohm expanded their relationship to include certain licensing and manufacturing arrangements to establish Rohm as a second-source manufacturer for low-density FRAM products. Under the current agreement, Rohm has agreed to manufacture standard and custom low-density FRAM products and supply such FRAM products to Ramtron. Ramtron has the right to purchase up to 30% of Rohm's capacity of production wafers for FRAM products, which Ramtron may adjust upward or downward by 9 percentage points depending upon Ramtron's projected product sales. Rohm has been granted a nonexclusive, worldwide, perpetual license to Ramtron's FRAM technology and improvements thereto to design, develop, manufacture and sell FRAM products pursuant to a royalty arrangement with Ramtron based on net sales to third parties, subject to certain limitations on the quantity of FRAM product wafers Rohm may manufacture. Rohm agreed to pay license fees for the licensed rights, a portion of which have been paid and the remainder of which are payable upon achievement of certain manufacturing milestones. The Company began receiving shipments of FRAM product memories manufactured by Rohm in February 1998 and volume production is expected to begin during the second quarter of 1998, although the Company can give no assurance that Rohm will be able to achieve such manufacturing expectations in the time provided.

TOSHIBA. In July 1995, the Company entered into a FRAM Technology License Agreement with Toshiba for the design, development, manufacture, use and sale of high-density FRAM products. Under the agreement, Ramtron granted to Toshiba a nonexclusive, worldwide, perpetual license to the FRAM technology, improvements and related intellectual property rights to design, develop, manufacture, use and sell FRAM products with 256 kilobits or greater densities, and Toshiba granted to Ramtron a license to use Toshiba's improvements in the FRAM technology. Toshiba also has the right to use the licensed FRAM technology in certain radio frequency identification devices after December 31, 1998. Under the agreement, Toshiba is required to pay license fees, a portion of which were paid and the remainder of which are payable upon achievement of certain manufacturing milestones. Toshiba is required to pay royalties to Ramtron based on its net sales of FRAM products over a ten-year period beginning with the first shipment of commercial product. The parties also agreed that, pursuant to a separate agreement to be executed prior to Toshiba achieving commercial manufacturing, Toshiba will manufacture and sell to Ramtron standard and other FRAM products on terms to be agreed between the parties.

FUJITSU. In December 1995, the Company and Fujitsu entered into a FRAM Technology License Agreement. The Company granted to Fujitsu in that agreement a nonexclusive, worldwide, perpetual license to use the FRAM technology to develop, manufacture, use and sell standard memory FRAM products. Upon execution of the agreement, Fujitsu paid to the Company an up-front license fee. The agreement provides for Fujitsu to make royalty payments based on its sales of FRAM products for a specified period from the date of Fujitsu's first sale of FRAM products. The agreement also provides for the cross-license by Fujitsu and the Company of their respective improvements in the FRAM technology and the joint ownership of jointly developed technology. The agreement further provides for the Company and Fujitsu to enter into a foundry agreement. The Company will have the right under the foundry agreement for a specified period of time to purchase an agreed portion of Fujitsu's monthly FRAM production capacity, subject to certain limits. In August 1996, the Company and Fujitsu entered into an amendment to the FRAM Technology License Agreement to include the use of such technology in the development, manufacture and sale of embedded memory FRAM products (other than in RFID applications). The amendment also provides for Fujitsu to make royalty payments based on its sales of such products and for Ramtron to have the right (under the foundry agreement to be entered into between the Company and Fujitsu under the FRAM Technology License Agreement) for a specified period of time to purchase an agreed portion of Fujitsu's monthly production capacity for such products, subject to certain limits.

SAMSUNG. In December 1996, the Company and Samsung Electronics Co., Ltd. ("Samsung") entered into a FRAM License Agreement for the manufacture and sale of FRAM products. Under the agreement, Ramtron granted to Samsung a worldwide, perpetual, nonexclusive, nontransferable, nonsublicensable, right and license to use certain Ramtron intellectual property rights and improvements in connection with the sale of FRAM Products, including RFID devices, and Samsung granted to Ramtron a license to use Samsung's improvements in the FRAM technology. Under the agreement, Samsung is required to pay fixed license fees, all of which have been paid. Samsung is required to pay royalties to Ramtron based on its net sales of non-RFID FRAM products over a ten-year period commencing on December 20, 1997. Royalties payable to Ramtron for RFID FRAM products are payable over the life of the Ramtron intellectual property rights granted under the agreement.

SGS-THOMSON. In February 1997, the Company and SGS-Thomson Microelectronics SA ("SGS-Thomson") finalized a non-binding FRAM technology Memorandum of Understanding (the "MOU"). Such MOU expired on June 30, 1997 pursuant to the terms of the agreement. The Company and SGS-Thomson have negotiated an extension to the original MOU which incorporates expanded terms from the original MOU and extends the term of such MOU to March 31, 1998. Pursuant to the terms of the MOU, under Phase One of the collaboration, Ramtron will process SGS-Thomson base silicon wafers using proprietary ferroelectric technology to create CMOS 64-kilobit nonvolatile FRAM memory devices. Upon successful completion of integrating Ramtron's technology with SGS-Thomson's manufacturing capability, both parties intend to proceed with the second phase of the program, which includes certain manufacturing and licensing initiatives. Phase three of the agreement anticipates an expansion of the license between Ramtron and SGS-Thomson.

ASAHI. In December 1997, the Company and Asahi Chemical Industry Co., Ltd. ("Asahi") entered into an agreement to develop and manufacture the Company's FRAM memory technology. Under Phase One of the agreement, the parties agreed to cooperatively develop and manufacture a prototype FRAM memory. Under Phase Two of the agreement, if Asahi elects to commercialize the FRAM technology developed in Phase One, a manufacturing capability at Asahi may be established and Ramtron at that time will grant a FRAM royalty bearing license to Asahi for memory densities up to 64-kilobits. Upon execution of the agreement, Asahi paid to the Company an up-front development fee. The agreement also calls for fees to be paid at the completion of Phase One of the agreement and, if Asahi elects to proceed to Phase Two of the agreement, certain additional fees are to be paid to the Company for a license to the FRAM technology and for certain other development activities pursuant to the terms of Phase Two of the agreement.

STRATEGY FOR FRAM PRODUCTS

As Ramtron shifts its production to outside foundries that either make products for themselves and/or provide fabrication capacity to others, the basis for competition changes. As a consequence of these changes, the Company has identified a competitive strategy with three elements. They are (1) strategic product selection; (2) strategic partner selection; and (3) Ramtron analytical design system competence.

STRATEGIC PRODUCT SELECTION. Ramtron is continuously identifying product development opportunities according to several considerations including overall market conditions and visibility into its alliance partners' plans. The latter issue has a particularly large impact on development and product strategy. Considering the size difference between Ramtron and its partners, the Company believes that it is critical to identify appropriate development programs and target products. Based on its current understanding of these conditions, the Company has grouped current product plans into three areas. They include standard memory, RFID and niche products. These areas provide attractive market opportunities while allowing Ramtron to effectively compete in the market amongst its partners. The Company will be flexible in product planning as it adapts to the commercial intentions of its partners.

STRATEGIC PARTNER SELECTION. The Company will establish a preference for partners that serve a strategic interest to the Company by providing complementary technology, production capacity, or market access. As the Company's FRAM technology becomes widely accepted, the Company anticipates new partnership opportunities. Ramtron will continue to license technology and form partnerships with selected industry suppliers and customers.

RAMTRON ANALYTICAL DESIGN SYSTEM COMPETENCE. The Company believes that its product design expertise, particularly in the application of FRAM technology is a unique competence. It is the Company's intention to invest considerably to maintain this advantage. Ramtron believes that its current design system permits the Company to bring FRAM based products to market faster than the competition and to minimize the cost of product development. This expertise is embodied in the Ramtron design methodology which includes ferroelectric circuit simulation, ferroelectric modeling for multiple foundry processes, ferroelectric memory core libraries, and the institutional knowledge of such memory design. The Company will invest to upgrade its design automation to further improve productivity.

COMPLEMENTARY FERROELECTRIC APPLICATIONS AND TECHNOLOGY

Ramtron's FRAM technology has product applications other than stand alone memory devices. For example, microcontrollers, programmable logic devices and radio wave identification applications often include embedded ROM and/or RAM memories in the device. FRAM memory performance compared to alternative memory solutions offers distinct advantages in such applications. To exploit these product opportunities without diverting the Company's focus of resources from the development of FRAM products, Ramtron has licensed its ferroelectric technology to, and entered into joint ventures with other companies. Ramtron also intends to internally develop and market certain products designed for these specific applications. In addition, the Company is continuing to research and develop ferroelectric material compositions with the aim to further enhance the performance advantages of FRAM memories relative to alternative memory solutions (e.g., longer write endurance and lower power consumption).

RACOM/INTAG. In April 1997 the Company signed an agreement with Racom Systems, Inc. ("Racom") and Intag International Limited ("Intag") to significantly increase the availability of Ramtron's ferroelectric random access memory (FRAM) technology for use in RFID markets and applications. The agreement shall terminate upon the expiration of any effective rights protecting the licensed technology. The agreement replaces all preexisting licensing and supply agreements and memorandums of understanding between the parties. Under the agreement, Racom retained its rights to use Ramtron's ferroelectric random access memory technology for use in RFID applications and Racom's right to sublicense such technology for manufacturing purposes has been limited to no more than five (5) parties pursuant to Ramtron's approval of such sublicensees. As of March 20, 1998, Racom has sublicensed to three separate companies. Under the agreement, Racom was also granted unlimited sublicensing rights for design, development and selling of RFID products with Ramtron's approval. Ramtron has agreed to coordinate its own licensing activities of FRAM technology, including the unrestricted licensing of FRAM technology for use in RFID applications, with Racom, until such time as Racom completes its five (5) full sublicensing agreements. Pursuant to the agreement, the Company also granted to Intag the right to manufacture and use the Company's ferroelectric random access memory technology for use in RFID applications with no right to sublicense such technology for manufacturing purposes but with unlimited sublicensing rights for design, development and selling of RFID products with Ramtron's approval. Under the agreement, Ramtron's licensees and/or their current or future sublicensees shall grant a license back to the Company on any improvements developed by such licensees and/or sublicensees concerning ferroelectric technology. The parties to the agreement have agreed to share, with certain limitations, future licensing and royalty revenues associated with such ferroelectric RFID licensing activities. As of December 31, 1997, Ramtron's beneficial ownership interest in Racom was approximately 37%.

SYMETRIX.  In October 1992, the Company and Symetrix Corporation
("Symetrix") entered into a Technology Agreement. Symetrix is a technology support company that is engaged in the development of a class of ferroelectric materials called Y-1 for use in memory products. In August 1995, Ramtron and Symetrix entered into a Ferroelectric Cross License Agreement (the "Cross License Agreement") which superseded the 1992 Technology Agreement. The Cross License Agreement provides Ramtron with the right to use Symetrix's ferroelectric technology and certain rights to sublicense that technology, and Symetrix with the right to use Ramtron's ferroelectric technology and certain rights to sublicense that technology for use with only the Y-1 class of materials, with certain limited exceptions and on a non-exclusive, worldwide basis to make, use and sell Y-1 based ferroelectric integrated circuit memories. Each party must pay the other royalties, with certain requirements and limitations, on sales of ferroelectric integrated circuit memories incorporating the other party's technology, and on sales by sublicensees, and Ramtron is required to pay a technology transfer fee to Symetrix in four equal annual installments commencing 60 days after the effective date of the 1995 agreement.

FRAM MARKETS

SALES CHANNEL. The Company markets standard FRAM memory products via commercial semiconductor sales channels including manufacturers representatives and industrial distributors. Such activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. Using its captive fabrication, the Company has produced a limited quantity of product that has enabled the development of these sales channels. The Company anticipates largely using these existing channels for the sales and distribution of product from its external foundry sources. The Company supports the sales channels with directly employed sales managers that have regional responsibility. Sales of FRAM product are expected to conform to the overall semiconductor industry in seasonal sales patterns.

CURRENT FRAM MARKETS. The market for existing serial FRAM products closely mirrors the market for serial EEPROM products. As examples, the Company sells products into the industrial sector in applications such as electric power meters; the computing sector in applications such as laser printers; and the communication sector in applications such as electronic telephones. The market for RFID products includes asset tagging, WIP travelers, baggage tags, and transportation fare collection. A significant improvement in FRAM product manufacturing cost and capacity structure will enable the Company to target further penetration into existing markets and to develop new markets.

COMPETITION

In order to accelerate the market acceptance of FRAM technology and Ramtron products, the Company has followed a strategy of using FRAM technology to create products that, when substituted for industry standard products such as EEPROM, achieve certain performance benefits. This serves to simplify customer evaluation and design-in of FRAM products. It is a traditional approach for introducing new technology that greatly accelerates the process and improves the probability of a successful introduction. The disadvantage is that the Company must compete directly with vendors of alternate memory types and that not all the potential benefits of the FRAM product may be completely exploited through such substitution.

Since the competition is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Competition on these factors is intense. The Company competes with major corporations having substantially greater resources in technical, financial, production, marketing and management categories such as SGS-Thomson, Motorola, Inc., Hitachi, Dallas Semiconductor, Atmel Corp., Microchip Technology Inc., Xicor Inc., Rohm and Benchmarq Microelectronics Inc. Using the Company's FRAM technology, Ramtron introduces product performance as a new competitive factor which has varying importance depending on the customer and the application. During the past year, several memory categories have experienced severe price erosion as a result of over capacity. To date, Ramtron has not been adversely affected by such erosion due to the substantial performance advantage of its products. The Company will continue this strategy of targeting applications where the FRAM technology attributes reduce competitive pressure. However, as Ramtron seeks to broaden its customer base and substantially increase its sales volume the Company will increasingly be affected by industry price pressure. The Company will continue to emphasize product benefits while its manufacturing partners work to drive down the cost of production.

In addition to competition with other technologies, the Company expects to be competing with its licensees and foundry partners. To be competitive, the Company must therefore continue to develop a low overhead structure, a value added product line based on proprietary assembly and test, its own customer relationships and a high level of customer service.

To develop a sustainable competitive position, Ramtron will develop proprietary products that exploit fully the FRAM benefits and produce expected higher margins than more standardized products. The success of this strategy depends on the Company's ability to design and introduce new products into production, its competitors plans for new products, and the customer's ability to deploy such products. A critical factor is the availability of manufacturing capacity that the Company can use to build these products.

FRAM PRODUCT MANUFACTURING

The Company's FRAM wafer production starts with partially completed standard CMOS wafers purchased from commercial foundry sources. The Company completes the manufacture by adding the proprietary FRAM processing steps at its captive FRAM fabrication line in Colorado Springs. The production capability of the equipment currently installed in Colorado Springs is limited to 1.0 micron minimum feature sizes and is operated within a class 10 clean room environment. As a result, the Company's manufacturing capability lags industry leaders by several device generations. The age of the equipment contributes to lower reliability and higher defects, both of which degrade production yields. A result of comparatively large minimum features and low yield is greater than industry standard cost. Limitations to both production capability and capacity have historically caused the Company to minimize its production of commercial product.

Until the beginning of 1998, the Company relied entirely on its captive Colorado Springs fabrication facility to produce its products. As the Company's partners establish production capability, the Company will have access to their capacity based on contractual agreements associated with its technology licensing program. In some cases, the details of these production arrangements are to be determined when the partner's production capability is established. Rather than the partial production flow used in the Company's Colorado Springs fabrication facility, the partner foundries will provide fully processed wafers. A critical factor in the Company's product planning is the availability and capability of these various fabrication plants. Each partner will be installing processes and equipment consistent with their own product plans. Neither the capacity nor the capability of these factories is under the Company's direct control. In addition, each partner will provide a different cost structure to the Company for its share of the production. It is incumbent upon Ramtron to identify a product development and manufacturing strategy that makes the best use of these diverse production resources. For this reason, the Company's FRAM manufacturing strategy will evolve as the Company gains visibility into each of its partners production capability. It is possible that the Company will not be able or will not elect to use all of the production capacity to which it has access.

Initially, the Company anticipates that Rohm will be fabricating the majority of its serial products. This arrangement will provide a substantial increase in production capacity and an improved cost structure. The initial process installed by Rohm is a 1.0 micron FRAM line on 6" wafers. The Company anticipates that Rohm will reduce the minimum feature size to 0.6 microns once stable production is achieved.

Particular products will be fabricated by the partner that was instrumental in their development. For example, the Company will offer a 256-kilobit parallel product fabricated by Hitachi as soon as that process is available. The Company believes that Hitachi will build a 0.8 micron process on 6" wafers. Similarly, the Company has co-developed a 1-megabit FRAM product with Fujitsu. The Company expects Fujitsu to manufacture this product on a 0.5 micron, 6" wafer process. In all cases, the Company may seek to manufacture other products on these lines once they become available.

In the case of proprietary products developed solely by Ramtron, the Company must identify a source from among its partner foundries that is willing and able to produce it with an attractive cost structure. In each case, the Company must negotiate its ability to run such products at a partner foundry according to the individual manufacturing agreement.

The Company's business may be adversely affected by the unavailability of an individual foundry partner. However, the Company believes that as a consequence of numerous foundry relationships, it has more flexibility in the long-term in producing its products than other similarly sized companies. The Company believes that the raw materials and services required by its manufacturing are readily available from multiple sources. However, the loss of a significant supplier would have an impact on availability and cost of such material and could result in an impact to the Company's results of operations.

Once wafers are fabricated by one of several foundries, the Company assembles and tests the products. These operations are primarily subcontracted to companies that perform these operations on a relatively large scale. Current production is subcontracted to two firms operating in Thailand. Such off-shore subcontracted functions offer significant economic benefits, however, they introduce substantial risks. The Company expects to receive lower priority from such subcontractors than larger firms as a result of its initial limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company maintains an active effort to manage these subcontracted operations and to minimize any associated risks.

                            ENHANCED-DRAM PRODUCTS

The Company has developed a family of Enhanced-DRAM ("EDRAM" (registered trademark)) and Enhanced Synchronous DRAM ("ESDRAM" (trademark)) products which capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. The Company currently produces or will be producing EDRAM products under foundry agreements with Nippon Steel Semiconductor Co. Ltd.("Nippon Steel"), IBM and Siemens Semiconductors ("Siemens").

BACKGROUND

Because of their low cost and unlimited random access read/write capability, DRAMs are the most widely used memory device in computing applications. Significant improvements in microprocessor ("MPU") speeds and increasing architectural complexity in computing systems has created a performance bottleneck at the memory system level due to slow memory access speed and bandwidth. Because DRAMs operate at slow speeds relative to the MPU, high-speed static random access memories ("SRAMs") have been used to improve memory access and retrieval speed. However, the large memory cell size of the SRAM makes it significantly more expensive than the DRAM. Alternate DRAM architectures have been developed which use interleaving of several memory banks such as synchronous DRAM ("SDRAM") and Rambus DRAM ("RDRAM"). Other DRAMs such as extended data output ("EDO") and burst EDO use pipelining of data. These alternate DRAMs do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

CHARACTERISTICS OF EDRAM PRODUCTS

To address the access and retrieval speed limitations of DRAMs and the high costs associated with high speed SRAMs, the Company developed a group of 4-megabit EDRAM and 16-megabit ESDRAM products.

The Company's EDRAM and ESDRAM products combine what it believes is the fastest 4-megabit (25-35 nanosecond) and 16-megabit (22-35 nanoseconds) DRAM together with a 10-15 nanosecond SRAM and a 2,048 bit-wide integrated DRAM to SRAM interconnecting bus for the EDRAM and a 4,096 bit-wide integrated DRAM to SRAM interconnecting bus for the ESDRAM, all on the same chip. The Company's EDRAMs and ESDRAMs can operate at the high speeds of today's MPUs enabling systems to operate faster and at a reduced overall system cost when compared with systems using SRAM cache plus standard DRAM or the alternate DRAM architectures. Testing of EDRAM-based systems by Ramtron's customers has shown system performance improvements from 1.3 times to double the improvement over similar systems with DRAM or DRAM plus SRAM cache. The system performance of EDRAM and ESDRAM approaches the speed of a complete SRAM memory system but with significant improvements in cost and density.

The Company's 4-megabit EDRAM components use the same packaging as the standard DRAM and the Company also has a family of EDRAM single in-line memory modules ("SIMM") and dual in-line memory modules ("DIMM") that use the same form factor and connectors as a standard DRAM SIMM module. This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAMS and to design systems which can use either memory type to provide two performance options. The Company began selling EDRAMs in commercial volumes in the first quarter of 1993. The EDRAM product has been demonstrated to provide a performance advantage and a cost effective memory solution for a variety of the highest performance system applications including personal computer motherboards, accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers, digital signal processing systems and video graphic systems.

STRATEGY FOR EDRAM AND ESDRAM PRODUCTS

The Company's strategy is to provide SRAM performance with DRAM density in a product with significantly lower pricing than SRAMs. A significant portion of the Company's EDRAM and ESDRAM business is targeted at replacement of fast (10-15 nanosecond) SRAMs in high performance systems. In these applications, EDRAM and ESDRAM provides a significant density improvement and a significantly lower cost/bit than equivalent SRAM products. EDRAM and ESDRAM provide the customer cost and density advantages while allowing the Company to command a price premium over slower DRAMs. The added performance features do not add significantly to production costs when compared to standard DRAMs.

A secondary strategy is to provide a significant performance upgrade option
for industry standard DRAMs in the same memory module socket.   This strategy
targets the high performance workstation and server segment of the mainstream PC marketplace. The PC market represents the highest volume portion of the overall DRAM market. The Company's strategy is to serve the highest performance segments of this market while maintaining higher margins than the commodity DRAM. This strategy allows the business to achieve the production volumes necessary to operate an efficient DRAM business while maximizing profit margins in both served markets.

The Company's plan is to produce EDRAM and ESDRAM products through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for these products by licensing production through multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources. In order to increase the opportunity to expand licensing opportunities of the Company's patented technology, the Company proposed the ESDRAM product as a superset standard at the JEDEC DRAM committee during 1997 and plans to continue the process of making the ESDRAM into a industry standard during 1998.

During 1997, the Company developed a 16-megabit version of its EDRAM product. The new product is fully compatible with the industry standard SDRAM products that became the standard main memory for PC systems during 1997. The new products use the original EDRAM architecture internally to provide significantly faster access and retrieval speeds than SDRAM. The product has been named the Enhanced Synchronous DRAM (ESDRAM). The ESDRAM can replace SDRAM directly on printed circuit boards and on current DIMM modules and small outline dual inline memory modules ("SO DIMMs") currently being used in PC desktop and notebook computer systems. The new ESDRAM has the same speed as burst SRAM but with 4-8 times higher density and much lower cost. This will allow the Company to continue to provide a higher density and lower cost solution to SRAM products while maintaining a premium over slower DRAMs.

NIPPON STEEL. In May 1995, the Company entered into a Transit Foundry Agreement with Nippon Steel pursuant to which Nippon Steel agreed to manufacture and sell 4-megabit EDRAM products to the Company at specified prices for the Company's resale to its customers. The termination date of the Transit Foundry Agreement per the terms of the agreement was December 31, 1997, although, at this time, Nippon Steel continues to manufacture EDRAM products for the Company and is expected to continue to manufacture such EDRAM products through at least the first quarter of 1998. There is no plan to use Nippon Steel as a manufacturing resource for the Company's ESDRAM products.

IBM. In April 1995, the Company entered into a five-year agreement with IBM under which the Company was required to design and qualify, and IBM would manufacture, completed wafers for the Company's 4-megabit EDRAM products. IBM began shipping qualified product to the Company during the fourth quarter of 1996. The Company granted to IBM an irrevocable, worldwide, nonexclusive license to use the Company's EDRAM technology and know-how for the development, fabrication, lease, sale or transfer of EDRAM products by or for IBM. IBM also received the unlimited right to manufacture EDRAMs for its internal consumption on a royalty-free basis, and the right to manufacture an amount up to two times the Company's total sales of EDRAMs for external sales on a royalty-free basis. IBM may exceed such limit by paying the Company a royalty on such EDRAM sales. At the time IBM begins external sales of EDRAM products to third parties, the Company has the right to purchase from IBM completed wafers in an amount up to 100% of IBM's previous quarterly sales of EDRAMs. Pursuant to the current agreement between the Company and IBM, IBM has agreed to the manufacture of 4-megabit EDRAM products for the Company through December 1998.

In December 1997, the Company entered into a five-year agreement with IBM under which the Company will design and qualify, and IBM will manufacture, completed wafers for the Company's 16-megabit ESDRAM products. The Company granted to IBM a fully paid-up, irrevocable, perpetual, worldwide, non-exclusive, non-sublicensable right and license under EMS's licensed technology to use the Company's ESDRAM technology for the development, fabrication, lease, sale or transfer of ESDRAM products by or for IBM. IBM also received the unlimited right to manufacture ESDRAMs for its internal consumption on a royalty-free basis, and the right to manufacture and sell, measured on a quarterly basis, an amount up to two times the Company's total sales of ESDRAMs or up to two times a predetermined monthly wafer start amount, whichever is greater, for external sales on a royalty-free basis. IBM may exceed such limit by paying to the Company a royalty on such ESDRAM sales.
The Company has the right to purchase the greater of a predetermined monthly wafer amount or a quantity of wafers equal to 100% of IBM's previous quarterly sales of ESDRAM product for external sales. The Company expects IBM to begin manufacturing the Company's ESDRAM products beginning in the second quarter of 1998.

SIEMENS. In February 1998, the Company entered into a manufacturing foundry agreement with Siemens pursuant to which Siemens agreed to manufacture and sell to the Company at specified prices for the Company's resale to its customers ESDRAM products or other products using the Company's EDRAM technology. The manufacturing foundry agreement has an unlimited term. The Company expects Siemens to begin manufacturing the Company's ESDRAM products beginning in the second quarter of 1998.

COMPETITION

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM and ESDRAM products have certain higher performance characteristics than standard DRAM products, however, the Company considers only high-speed "specialty" DRAM products such as SDRAM, cache DRAM ("CDRAM"), RDRAM, fast SRAM, virtual channel RAM ("VCRAM") and multi-bank RAM ("MDRAM") products manufactured by companies such as Fujitsu, Mitsubishi Electric Corporation, Rambus (through licensees), LG Semicon Co. Ltd., NEC Corporation and Micron Technology, Inc., to be competitive with the Company's EDRAM and ESDRAM products. The Company also considers its EDRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, SGS-Thomson, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., Mosel-Vitelic Corporation and LG Semicon Co. Ltd.

EMS

In May 1995, Ramtron formed EMS as a wholly owned subsidiary through which the Company operates its EDRAM and ESDRAM business, including designing, marketing and selling such products manufactured by third-party manufacturing partners. The creation of a separate organization serves to focus all of the Company's non-ferroelectric activities in a single organization. The Company currently sells twelve 4-megabit EDRAM product configurations with three speed grades, two temperature ranges, two power supply voltages, and a low standby current mode. These products include components with 4-megabit by 1, l-megabit by 4 and 512-kilobit by 8 configurations and 7 SIMM modules with 2-megabyte, 4-megabyte, 8-megabyte and 16-megabyte capacities and 4 DIMM modules with 4-megabyte and 8-megabyte capacities. Each product is available with 10, 12 or 15 nanosecond speed. The Company sold $13.0 million of EDRAM products in 1997.

During 1998, the Company expects to begin shipments of its 16-megabit ESDRAM products. These products will include 3 product configurations with three speed grades and two temperature ranges. The products will also include components with 4-megabit by 4, 2-megabit by 8, and 1-megabit by 16 configurations and 6 DIMM modules with 8-megabyte, 16-megabyte, and 32-megabyte capacities. Each product will be available with 100, 133, and 166 MHz maximum clock rates.

The Company expects the EDRAM and ESDRAM products to remain competitive with fast SRAM and the alternate DRAM architectures (EDO DRAM, SDRAM, RDRAM and others) for the foreseeable future. Although many of the alternate DRAM products are moving to 64-megabit densities and higher, many EDRAM and ESDRAM market segments do not require such large memory capacities. The departure of many of the competing memory suppliers to serve the volume PC main memory market with 64-megabit products could enhance EDRAM and ESDRAM opportunities in embedded control applications which do not require large memory capacities.

SALES CHANNELS

The Company markets EDRAM and ESDRAM memory products via commercial semiconductor sales channels including manufacturers representatives and industrial distributors. Such activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. Using its contract manufacturing sources, the Company has produced and sold a sufficient amount of product to enable the development of these sales channels. The Company supports these sales channels with directly employed sales managers that have regional responsibility. Sales of EDRAM and ESDRAM products are expected to conform to the overall semiconductor industry in seasonal sales patterns.

EDRAM AND ESDRAM PRODUCT MANUFACTURING

Because of the large capital costs associated with manufacturing DRAMs, the Company's manufacturing strategy with respect to EDRAM and ESDRAM products is to contract with conventional DRAM manufacturers to produce such products on behalf of the Company. To date, Nippon Steel, IBM and Siemens are the Company's contract manufacturers of these products. The development of additional manufacturing partners for the Company's products continues to be a priority for the Company. The Company believes that the raw materials associated with the manufacturing of the Company's EDRAM and ESDRAM products are readily available from multiple sources.

The Company is currently working to develop EDRAM products with 64-megabit and higher densities to serve the needs of the high performance PC market and to reduce component counts in embedded control systems. The development of manufacturing capability with new and existing alliance partners for 64-megabit densities and higher is a priority for the Company.

                            RESEARCH AND DEVELOPMENT

Development of additional FRAM and EDRAM products and the associated design development and manufacturing processes will require the Company to make significant additional investments in research and development. Continued investment in both products and processes is critical to the Company's success and, in the case of the Company's ferroelectric technology, to the ultimate commercial realization of such ferroelectric technology. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's current research and development activities are focused on expanding the Company's technology to develop new low-density and high-density applications, materials and processes, design concepts and architectures.

As of December 31, 1997, approximately 33 of the Company's employees were engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of the Company's products. The Company's research and development expenditures for 1997, 1996 and 1995 were approximately
$10.7 million, $12.9 million and $11.5 million, respectively. Customer-sponsored research and development expenditures during 1997, 1996 and 1995 were approximately $.1 million, $.2 million and $.2 million, respectively.

                              MANUFACTURING

The Company's manufacturing strategy is to develop the design of new products internally and through co-development alliances for production by third-party manufacturers. Consistent with this strategy, Ramtron has entered into arrangements with Rohm, Hitachi, Toshiba, Fujitsu and Asahi for the development and/or manufacture of FRAM products and with Nippon Steel, IBM and Siemens for the manufacture of EDRAM products. The Company has also entered into a licensing arrangement with Samsung for the Company's ferroelectric technology, but such license does not include co-development or manufacturing arrangements between the Company and Samsung. The Company began receiving shipments of FRAM product memories manufactured by Rohm in February 1998 and volume production is expected to begin during the second quarter of 1998. The Company has not yet negotiated the definitive terms of the foundry supply agreements with Hitachi, Toshiba or Fujitsu, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions. Nippon Steel is currently producing EDRAM products for the Company pursuant to a Transit Foundry Agreement which expired in December 1997, however, Nippon Steel is currently manufacturing and is expected to continue to manufacture the Company's 4-megabit EDRAM products through at least the first quarter of 1998. There is no plan for Nippon Steel to be used as a manufacturing resource for the Company's ESDRAM products. IBM is also producing EDRAM products for the Company pursuant to an agreement where IBM has agreed to manufacture 4-megabit EDRAM products for the Company through the end of 1998. The Company has entered into manufacturing agreements for its 16-megabit ESDRAM with both IBM and Siemens for production beginning in 1998. The Company continues limited production of its low-density FRAM products internally by purchasing silicon wafer underlayers from outside suppliers and completing manufacture of the products by applying its ferroelectric process to such underlayers at the Company's facility in Colorado Springs. Ramtron currently purchases such underlayers from one supplier.

Ramtron's agreements with its third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and EDRAM products in commercial volumes. As a result, however, the Company is currently dependent on Nippon Steel and IBM for its supply of 4-megabit EDRAM products and IBM and Siemens for its supply of 16-megabit ESDRAM products, and will in the future be dependent on other manufacturers for the manufacture of FRAM and EDRAM products. The Company believes that it is most efficient for the Company to focus its internal manufacturing efforts on production of limited quantities of the Company's FRAM products to satisfy FRAM customer needs while second-source suppliers are developing and qualifying and beginning commercial manufacturing of such products.

As is customary in the semiconductor industry, the Company and its third-party manufacturers subcontract with foreign companies to assemble and test its finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by the Company or its third-party manufacturers and implemented under supervision of product engineers of the Company or such third-party manufacturers.

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

More than 50% of the Company's EDRAM product sales in 1997 were to the Company's top three customers. As a result of the concentration of the Company's EDRAM customer base, any substantial reduction or cancellation of business from any of those customers or any significant decrease in the prices of EDRAM products sold to them could have a material adverse effect on the Company's cash flow, operating results and financial condition.

Export product sales as a percentage of total product sales were 38%, 21% and 49% for the years 1997, 1996 and 1995, respectively.

                                MARKETING

As is typical of any other new products in the semiconductor industry, Ramtron's products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. The Company supports its customers' design-in activities and considers such support an important element of its sales and marketing efforts.

The Company markets its products worldwide through distribution networks using internal sales resources and independent sales representatives and distributors. The Company maintains three full time sales personnel at its headquarters in Colorado Springs and resident employees in San Jose, California, Japan and Europe. The Company has distribution and/or representation relationships with 2 companies in Japan, 20 in Europe, 2 in Singapore, 2 in Israel, 2 in Thailand and 1 in each of Taiwan, Korea, Hong Kong, South Africa, China and Australia. In the United States, the Company has distribution/representation relationships with 20 companies and two in Canada.

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

                                COMPETITION

The semiconductor industry is intensely competitive. The Company's FRAM and EDRAM products experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations, than the Company. The Company considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, Battery Backed Static RAM ("BBSRAM") and Nonvolatile RAM ("NVRAM") products in low density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, the Company's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., SGS-Thomson, Motorola, Inc. and Hitachi) and by specialized product companies (e.g., Dallas Semiconductor, Atmel Corp., Microchip Technology Inc., Xicor Inc., Rohm and Benchmarq Microelectronics Inc.).

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM products have certain higher performance characteristics than standard DRAM products, however, the Company considers only high-speed "specialty" DRAM products (such as SDRAM, CDRAM, RDRAM, fast SRAM, VCRAM and MDRAM products manufactured by companies such as Fujitsu, Mitsubishi Electric Corporation, Rambus (through licensees), LG Semicon Co. Ltd., NEC Corporation and Micron Technology, Inc.) to be competitive with the Company's EDRAM products. The Company also considers its EDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, SGS-Thomson, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., Mosel-Vitelic Corporation and LG Semicon Co. Ltd.

The Company's licensees may market products which compete with the Company's FRAM and EDRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or EDRAM products for their own account with or without the payment of royalties, depending upon the terms of their agreements with the Company. For example, as part of its agreements with Hitachi, Rohm, Toshiba and Fujitsu, the Company granted each of those companies a royalty-bearing nonexclusive license to the Company's FRAM technology and know-how, which license includes the right to manufacture and sell products using FRAM technology. The Company has also granted IBM a nonexclusive license to manufacture, produce and sell EDRAM products in unlimited quantities, which license is royalty-free for internal consumption of EDRAM products and royalty-free for external sales up to two times the Company's total sales of EDRAM products. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or EDRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis. In addition, Racom and Intag of Australia, both licensees of the Company's ferroelectric technology for use in RFID applications, could compete with the Company for portions of the RFID market. To the extent that any of the Company's products achieve market acceptance, there can be no assurance that the Company's competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and EDRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production of its products permitting its products to be sold at a price that is both competitive and profitable to the Company and on its ability to design products which successfully address customer requirements. The Company's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of such customers in selling their products, the success of the Company's protection of its intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products. There can be no assurance that the Company's ferroelectric technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or EDRAM products.

                       PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and EDRAM products and the royalty bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the

Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. In addition to its strategic licensees discussed above, the Company has also granted worldwide licenses to its ferroelectric technology to Seiko Epson Corporation of Japan and Intermetall, Halbleiterwerk der Deutsche ITT Industries GmbH, a subsidiary of ITT Corporation, although the Company has no indication that those licensees are currently pursuing development of FRAM products. Those companies, together with the Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross license agreement with Symetrix for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceedings." The Company was recently granted a patent the Company believes is fundamental in covering the basic architecture and method of operation of its EDRAM products, and the Company has other patents and patent applications involving its EDRAM technology pending.

As of December 31, 1997, the Company held 59 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and September 2016. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. As of December 31, 1997, the Company had applied for 47 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. As of December 31, 1997, the Company held 62 unexpired foreign patents and had 54 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson or Nippon Steel.

In addition to prosecuting patents, the Company protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with all vendors, visitors and technical employees.

The Company believes its inventions are of fundamental importance to its ferroelectric and EDRAM technology and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company's inventions. There is evidence that other companies are seeking to develop and patent technology similar to the Company's technologies. Furthermore, other companies may seek to reverse engineer the Company's products.

                                 EMPLOYEES

As of December 31, 1997, the Company had 120 employees, including 18 in management and administration, 33 in research and development, 57 in manufacturing and 12 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase Common Stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan or the 1995 Stock Option Plan. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chief Executive Officer; Greg B. Jones, the Company's President and Chief Operating Officer; and Richard L. Mohr, the Company's Executive Vice President and Chief Financial Officer have an employment agreement with the Company, and none of the Company's employees has a post-employment noncompetition agreement with the Company. The Company believes that its employee relations are good.

Item 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

L. David Sikes         56    Chairman of the Board and Chief Executive Officer
Greg B. Jones          50    Director, President and Chief Operating Officer
Richard L. Mohr        38    Executive Vice President and Chief Financial
                               Officer
Donald G. Carrigan     50    Vice President of Sales and Marketing
Craig W. Rhodine       34    Vice President and General Manager

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

Mr. Jones became a director of the Company and the Company's President and Chief Operating Officer in February 1995. Prior to becoming President and Chief Operating Officer, Mr. Jones was Ramtron's Chief of Administration from January 1995 until February 1995. Prior to joining Ramtron, Mr. Jones was Marketing Director at Concord Services, Inc., from November 1993 until January 1995. From August 1990 until November 1993, Mr. Jones served as Director of Vertical Reactors at ASM America. Prior to his work with ASM America,
Mr. Jones held a variety of management positions in sales, marketing, corporate planning and project management. He holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy, Annapolis and a Master of Science degree in Management Sciences from Stanford University.

Mr. Mohr joined the Company in January 1991 as Controller. In April 1994, he was named Vice President and Controller and served in that position until February 1995 when he was named Executive Vice President and Chief Financial Officer. Mr. Mohr is a certified public accountant and has over 15 years of professional finance experience including 11 years employed with high technology and manufacturing companies. From February 1987 until December 1990, Mr. Mohr was the Chief Financial Officer of Packaging Research Corporation, an equipment manufacturing company. Mr. Mohr received his Bachelor of Science degree in Accounting from Colorado State University and a Master of Business Administration degree in Accounting and Finance from Regis University.

Mr. Carrigan joined the Company in November 1989 as Sales Manager and in July 1990 was named Director of Marketing and Sales and held that position until October 1992, when he became Vice President of Sales. In July 1996
Mr. Carrigan became an executive officer of the Company and in January 1997, he was named Vice President of Sales and Marketing. Mr. Carrigan has over 25 years of semiconductor industry experience in research and development, design, operations, marketing and sales. Prior to joining the Company, Mr. Carrigan held various managerial and technical positions, including Vice President of Sales and Marketing for Information Storage Incorporated, an optical storage system venture between Eastman Kodak Co. and Kawasaki Steel. He also held positions as Product and Test Engineering Manager and Director of Marketing for INMOS Corporation; Design Manager for NCR Microelectronics; IC Design Engineer in the Corporate Research Labs of Texas Instruments; and Design Manager for SRAM's with the Advanced MOS Memory Division of Texas Instruments. Mr. Carrigan received his Bachelor of Science degree in Electrical Engineering from the University of Tennessee and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Mr. Rhodine joined the Company in August 1992 as Project Engineer and in February 1994 he was named Engineering Manager. In August 1995, Mr. Rhodine was named General Manager of Enhanced Memory Systems, Inc. ("EMS"), a wholly owned subsidiary of Ramtron, and in March 1997, Mr. Rhodine became Vice President and General Manager of EMS. Mr. Rhodine became an executive officer of the Company in January 1998. Mr. Rhodine has over 12 years of experience in the semiconductor industry in engineering, development, and operations. Prior to joining the Company, Mr. Rhodine was a Member of the Group Technical Staff at Texas Instruments where he was involved with memory product development. Mr. Rhodine received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming.

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

Item 3.   LEGAL PROCEEDINGS

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The Patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued
United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration is expected in the near future. The Company has the right to appeal, and plans to appeal, any adverse decision of the Patent Office to the Federal District Court and then, if necessary, to the Court of Appeals for the Federal Circuit. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

If the Company's patent rights which are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

LITIGATION. The Company is a defendant in a lawsuit filed in October 1997, by the Trustee of the NTC Liquidating Trust against Brown Brothers Harriman, Citibank, N.A. (the Company's transfer agent), and the Company in the United States Bankruptcy Court for the District of Colorado. The Trustee's claim seeks damages in the amount of $5.9 million and, alternatively, 523,127 shares of Common Stock. Summarily stated, the Trustee's claim is based on allegations that Benton and affiliated persons caused shares of Common Stock to be converted, concealed, or wrongly transferred in violation of the automatic stay in effect as a result of the Benton bankruptcy filing. The Company believes that it was not involved in the disputed transfer or concealment, has no direct liability to the NTC Trustee, and that it has adequate defenses to any liability as indemnitor of its transfer agent in the circumstances. The Company has moved to have the NTC Trustee's claim dismissed. If the NTC Trustee's claim were to result in a judgment against, or is ultimately required to be satisfied by, the Company, the payment of damages could have a material adverse effect on the Company or the issuance of shares of Common Stock in the amount sought could materially dilute the Company's common stockholders.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 1997 and 1996 ranges of the high and low closing sales prices for the Common Stock as reported on the Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
1997
----
First Quarter  . . . . . . . . . . . . . . . . . .   $7.63        $6.00
Second Quarter . . . . . . . . . . . . . . . . . .    6.50         4.44
Third Quarter  . . . . . . . . . . . . . . . . . .    9.13         4.81
Fourth Quarter . . . . . . . . . . . . . . . . . .    6.25         5.03

1996
----
First Quarter  . . . . . . . . . . . . . . . . . .    7.50         5.63
Second Quarter . . . . . . . . . . . . . . . . . .    9.00         5.25
Third Quarter  . . . . . . . . . . . . . . . . . .    8.50         5.13
Fourth Quarter . . . . . . . . . . . . . . . . . .    8.38         6.00

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 20, 1998, the last reported sale of the Company's Common Stock was $4.688 per share. As of March 20, 1998, there were approximately 2,389 record holders of the Company's Common Stock.

During December 1997, the Company issued and sold to accredited investors 800,000 shares of its Common Stock in a private placement at an issue price of $4.93 per share with aggregate gross proceeds to the Company of $3,944,000. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), at the time of the sale and were issued in reliance on available exemptions under the Securities Act. The registration statement registering the resale of such securities under the Securities Act, became effective on March 23, 1998.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its operations.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                         Year Ended December 31,
                                1997      1996     1995     1994      1993
                               -------   -------  -------  -------   -------
                                    (in thousands, except per share data)

  Operating Summary:

Revenues:
  Product sales                 $14,613  $17,942  $11,105  $ 14,221  $  3,632
  Royalties                          --       --    6,500     2,653     2,928
  License and development fees    5,750   13,250   11,000     3,000        --
  Customer-sponsored research
    and development revenues        132      199      281       575       405

Costs and Expenses:
  Cost of  product sales         10,750   14,032   10,253    13,219     3,488
  Research and development       10,841   13,104   11,732    16,989    19,578
  Sales, general and
     administrative               8,032    9,486    8,734     8,780     7,750

Operating loss                   (9,128)  (5,231)  (1,833)  (18,539)  (23,851)

Interest expense,
   related parties                  386      317    1,980     2,227     2,859

Net loss                        $(8,857) $(5,737) $(2,482) $(19,959) $(26,546)

Net loss per share - basic
   and diluted                    $(.24)  $(0.16)  $(0.11)   $(1.14)   $(1.92)

Weighted average
   shares outstanding            37,061   36,507   21,653    17,526    13,825

                                         Year Ended December 31,
                               1997      1996      1995     1994      1993
                              -------   -------   -------  -------   -------
                                               (in thousands)
  Financial Position:

Working capital (deficit)     $ 4,819   $12,157   $12,695  $(18,054)  $20,447

Total assets                   31,054    31,762    36,558    31,855    52,734

Short-term debt, related
  parties                       6,457        --        --    25,136       470

Long-term debt, related parties    --     3,171     2,854        --    20,336

Total long-term debt               --     3,721     3,954        --    20,358

Accumulated deficit          (138,800) (129,928) (124,191) (121,709) (101,750)

Stockholders' equity (deficit) 17,536    22,272    24,463    (1,318)   18,469

Cash dividends per
  common share(1)                  --        --        --        --        --
--------------
(1) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its

EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships;
(vi) the availability and related cost of future financing; (vii) the retention of key personnel; (viii) the outcome of the Company's patent interference and litigation proceedings, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and EDRAM products. The Company has generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Revenue has also been derived from the sale of the Company's FRAM and EDRAM products beginning primarily in 1993, and, prior to 1996, from royalties resulting from the sale by a licensee of products incorporating the Company's conventional DRAM technology. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of the signing of license and development agreements and the achievement of related performance milestones, and, to a lesser extent, upon the timing of significant product orders and royalty payments.

The Company generated minimal revenue from FRAM and EDRAM product sales prior to 1993. For 1997, 1996 and 1995, FRAM product sales represented approximately 11%, 11% and 10% of total product sales revenue, respectively, while EDRAM product sales accounted for 89%, 89% and 90%, respectively, for the same periods. During such periods, product sales revenue accounted for approximately 71%, 57% and 38%, respectively, of total revenues, the remainder of which were generated principally from license and development fees and in 1995 from royalties earned on conventional DRAM product sales by Nippon Steel. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs, the Company has incurred losses in each fiscal year since its inception and, prior to 1995, required substantial capital infusions from its principal stockholders in the form of debt and equity financing.

The Company has entered into development and licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, and IBM to advance the development of both its FRAM products and EDRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. In December 1996, the Company also entered into a license agreement with Samsung, although such arrangement does not include any development activities between the Company and Samsung or the availability of manufacturing capacity to the Company from Samsung. In addition to these licensing and/or development arrangements, in December 1997, the Company entered into a FRAM development agreement with Asahi and in February 1998, the Company entered into a ESDRAM manufacturing foundry agreement with Siemens, neither one of which currently includes a license to the Company's FRAM or EDRAM technology.

RESULTS OF OPERATIONS

REVENUES. In 1997, product sales revenues decreased by approximately 19% over product sales revenues in 1996 to a total of $14.6 million, consisting of sales of $1.6 million of FRAM products and $13.0 million of EDRAM products, compared to total product sales revenues during 1996 of $17.9 million from the sale of $1.9 million of FRAM products and $16.0 million of EDRAM products.
The decrease in product sales revenue in 1997 as compared with 1996 resulted primarily from a decrease in the average selling prices of the Company's EDRAM products. Even though a decrease in EDRAM revenue was recorded in 1997, the actual number of EDRAM units shipped during 1997 increased slightly over 1996 shipment levels. The decrease in FRAM product revenues during 1997 resulted from a decrease in product availability from the Company's captive manufacturing facility in Colorado Springs. This decrease in product availability was driven primarily by the Company's desire to maintain quarterly FRAM product revenues in the $300,000 to $500,000 range until low cost volume FRAM production becomes available through the Company's FRAM alliance partners. In 1996, product sales revenues increased by approximately 62% over product sales revenues in 1995 which totaled $11.1 million and consisted of sales of $1.1 million of FRAM products and $10.0 million of EDRAM products. The increase in product sales revenue in 1996 as compared with 1995 resulted primarily from an increase in the availability of the Company's EDRAM products from its manufacturing source during 1996. The increase in EDRAM product availability enabled the Company to fulfill, during the first two quarters of 1996, a substantial customer order backlog that existed at the end of 1995. Increases in the volume of EDRAM products shipped during 1996 to new and existing customers was tempered by a decrease in product average selling prices during the year. Increases in FRAM product revenue during 1996 resulted from the increased availability of FRAM products and increases in volumes of FRAM products sold associated with the Company's 16-kilobit FRAM products and RFID FRAM products.

In 1997, 1996 and 1995, the Company recognized license and development fee revenues of $5.8 million, $13.3 million and $11.0 million, respectively. The Company's license fee revenues during 1997 resulted from the achievement of milestones pursuant to an existing license arrangement with Fujitsu and from the Company entering into a new FRAM development agreement with Asahi. The Company's license and development fee revenues during 1996 resulted from the achievement of milestones pursuant to existing license arrangements, the granting of a new license for the use of the Company's ferroelectric technology and the granting of FRAM product designs to an existing licensee. Revenues from licensing activities during 1996 were recognized from Hitachi, Rohm, Toshiba, Fujitsu and Samsung. The Company's license fee revenue for 1995 resulted from the grant of licenses in the Company's ferroelectric technology to Toshiba, Fujitsu, Hitachi and Rohm, and to Racom and Intag for use in certain RFID applications.

In 1997 and 1996 the Company recorded no royalty revenues. In 1995, the Company recorded royalty revenues of $6.5 million from Nippon Steel's sales of conventional DRAM products designed and developed by the Company. The royalty revenue recognized during 1995, represents the payment of all royalties payable by Nippon Steel on sales of conventional 1-megabit and 4-megabit DRAM products subsequent to 1994. That payment was made in connection with the May 1995 sale to Nippon Steel of the Company's equity interest in United Memories, Inc. ("UMI"), a joint-venture company formed by Ramtron and Nippon Steel to design and develop advanced semiconductor memory products. Under the terms of the UMI sale agreement, the Company will not receive additional royalty revenue from Nippon Steel for periods subsequent to 1995.

The Company enters into Customer-Sponsored research and development activities primarily as a means to further the development of its technology with certain strategic partners or customers. Revenues from such activities were $132,000, $199,000, and $281,000 in 1997, 1996, and 1995, respectively. Costs related to such activities were $118,000, $179,000, and $243,000 in 1997, 1996, and
1995, respectively.

COST OF PRODUCT SALES. In 1997, 1996 and 1995, cost of product sales as a percentage of product revenues were 74%, 78% and 92%, respectively. The improvement in the cost of product sales as a percentage of product revenues in 1997 over the same period in 1996 relates directly to the Company's EDRAM products. Lower supply costs for the Company's EDRAM products were the primary reason leading to the improved cost of product sales percentage for 1997. Cost of product sales as a percentage of product revenues for EDRAM products is expected to continue to improve during 1998 as the Company's production costs decrease. The expected improvement in the cost of EDRAM product sales is directly related to the Company's ability to maintain reasonable average selling prices at levels comparable or slightly under the average selling price levels which existed at the end of 1997, although there can be no assurance the Company will be able to maintain such average selling prices during 1998. The improvement in the cost of product sales as a percentage of product revenues in 1996 over the same period in 1995 also relates directly to the Company's EDRAM products. Increased sales volume, favorable average selling prices and lower supply costs for the Company's EDRAM products were the primary reasons leading to the improved cost of product sales percentage for 1996. The cost of product sales as a percentage of product revenues for the Company's FRAM products was approximately 97% for each of 1997, 1996 and 1995. The overall cost of product sales has remained high due primarily to the Company's introduction of new FRAM and EDRAM product designs, low volume of manufacturing and changes in the manufacturing processes. Furthermore, the low manufacturing volume of FRAM products has resulted in higher costs associated with the Company's CMOS underlayer supply and external packaging and testing services. Improvements in the cost of product sales as a percentage of product revenues for FRAM products are expected during 1998 resulting from the Company receiving product from the advanced semiconductor manufacturing processes and facilities of the Company's foundry alliances, assuming successful completion of development and product qualification. The expected improvement in the cost of product sales as a percentage of product revenues for the Company's EDRAM products is expected to occur as a result of an overall cost improvement from the Company's foundries as their prices to the Company are adjusted downward in relation to standard DRAM pricing.

RESEARCH AND DEVELOPMENT. In 1997, research and development expenses decreased by $2.2 million (17%) as compared with the same period in 1996, due primarily to the absence of the expense associated with a non-cash, non-recurring employee incentive program approved by the Company's stockholders in December 1995 and terminated in December 1996. Such research and development incentive expense totaled approximately $1.8 million in 1996. When comparing 1997 to 1996, absent the employee incentive expense of $1.8 million, research and development expenses would have decreased by approximately $.3 million or 4%. The decrease in research and development costs in 1997 is primarily related to a decrease in design and development costs for new products and processes associated with the Company's Colorado Springs manufacturing facility. Such decreases were the result of the Company's focus on product development activities through its FRAM alliance partners and utilizing their manufacturing facilities. These decreases were partially offset by higher repairs and maintenance costs required to maintain the Company's aging fabrication equipment in its Colorado Springs facility. Research and development expenses for 1998 are expected to remain consistent with 1997 levels. In 1996, research and development expenses increased by $1.4 million (12%) as compared with the same period in 1995, due primarily to the expensing of the non-recurring, non-cash employee incentive program mentioned above.
The absence of the $1.8 million incentive expense in 1996 would have resulted in a decrease in research and development expenses in 1996 as compared to the same period in 1995 of approximately $.4 million (3%). Approximately $.1 million of such incentive expense was recorded in 1995. The decrease in research and development costs in 1996 compared with 1995 (absent the incentive expense) is primarily related to a decrease in manufacturing volumes associated with the Company's research and development activities.

SALES, GENERAL AND ADMINISTRATIVE. In 1997, sales, general and administrative expenses decreased by $1.5 million (15%) compared to 1996 due primarily to the absence of the expense associated with a non-cash, non-recurring employee incentive program approved by the Company's stockholders in December 1995 and terminated in December 1996. Such research and development incentive expense totaled approximately $1.1 million in 1996. When comparing 1997 to 1996, absent the employee incentive expense of $1.1 million, sales, general and administrative expenses would have decreased by approximately $.4 million or 5%, primarily resulting from a decrease in withholding taxes associated with the Company's license and development arrangements. In 1996, sales, general and administrative expenses increased by $.8 million (9%) as compared with the same period in 1995, due primarily to the expensing of the employee incentive program mentioned above. The absence of the incentive expense in 1996 of $1.1 million would have resulted in a decrease in sales, general and administrative expenses in 1996 as compared to the same period in 1995 of approximately $.3 million (4%). Such decrease in sales, general and administrative expenses in 1996 compared to the same period in 1995 (absent the incentive expense) relates primarily to a decrease in withholding taxes associated with the Company's licensing and royalty arrangements. Increases in product sales commissions paid to distributors and sales representatives during 1996 associated with increased product sales revenues partially offset such decreases in sales, general and administrative expenses mentioned above.

INTEREST EXPENSE. In 1997, interest expense, related party increased by approximately 22% over 1996 resulting from interest accrued on additional borrowings totaling $2.9 million from a credit facility provided by the Fund. Such additional borrowings occurred during the last four months of 1997. In 1996, interest expense, related party decreased by $1.7 million (84%) as compared with 1995. Such decrease was primarily due to the conversion of debt to equity of approximately $27.0 million of related party notes payable and associated accrued interest, pursuant to a 1995 debt conversion agreement.

GAIN ON DISPOSITION OF EQUITY INVESTMENTS. In 1995, the Company recorded a gain of $.8 million on the disposition of its equity investment in UMI. In May 1995, the Company entered into an agreement with Nippon Steel whereby the Company sold to Nippon Steel for $1.5 million all of Ramtron's voting and nonvoting common stock in UMI.

OTHER INCOME (EXPENSE). In 1997, the Company recognized income associated with the collection of a $.5 million receivable written off in the previous year. The recognition of this income was the primary reason for the $.8 million increase in other income (expense) in 1997 compared to 1996.

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

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of the Company's high-density FRAM products; (ii) the completion of the development and qualification for manufacturing of the Company's new EDRAM products;
(iii) wider customer acceptance of its EDRAM products and low-density FRAM products; (iv) market acceptance of new high and low-density FRAM products which may be developed; (v) the Company's ability to manufacture its products on a cost-effective and timely basis in its own facility and through alliance foundry operations and third party foundry sources; (vi) the availability and related cost of future financing; and (vii) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba and Fujitsu. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost-effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high quality FRAM products for resale to customers. The Company is also exploring opportunities with potential and existing licensing partners to have such partners update the Company's existing fabrication facility in Colorado Springs by providing state-of-the-art manufacturing equipment in lieu of license and development payments and then sharing research and development improvements and/or manufacturing output of such facility. The Company signed a Memorandum of Understanding ("MOU") in August 1997 with SGS-Thomson incorporating terms similar to these, but no definitive agreement concerning such facility upgrade exists at this time and there can be no assurance that a final agreement incorporating such terms will be entered into. (See
"Business - Development and Manufacturing Alliances" above.)

The Company intends to produce EDRAMs through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for EDRAMs by making EDRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

YEAR 2000. The Company utilizes software and related technologies throughout its business and relies on suppliers of services and materials that will be affected by the date change in the year 2000 or prior. The year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company will begin to incur expenses in 1998 to resolve this issue. These expenses will be quantified with the study and may be significant and continue through the year 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenues generated from operations and licensing have been insufficient to fund operations, the Company has depended for funding principally on its stockholders, and in particular from 1989 until February 1995 on Oren L. Benton ("Benton"), a former principal stockholder and director and the former Chief Executive Officer of the Company, and since 1989 on the National Electrical Benefit Fund (the "Fund"), a principal stockholder of the Company. Benton and the Fund financed the Company's cash flow requirements through equity investments and loans, most of which were subsequently converted into equity. As a result of Mr. Benton's bankruptcy in 1995, the Company ceased to rely on Mr. Benton as a source of financing. The Company also raised funds through the private placement of convertible preferred stock in 1993, all of which has been converted into Common Stock.
In 1995, the Company entered into a Debt Conversion Agreement providing for
(i) the conversion into equity of an aggregate of approximately $24 million of the Company's outstanding debt held collectively by Mr. Benton, the Fund and BEA Associates, Inc. ("BEA") (as the holder by assignment of a note issued by the Company to Mr. Benton in 1992 in the original principal amount of $12 million), and (ii) a new loan facility between the Company and the Fund of up to $12 million (which included $3 million made available under a credit facility the Fund had provided to the Company in March 1995). In December 1995, additional outstanding debt of the Company held by Mr. Benton in the amount of approximately $2.7 million was also converted into equity pursuant to the Debt Conversion Agreement. During 1996 and 1997, the Company's borrowings under the Fund's credit facility increased to a total principal and accrued interest amount outstanding on December 31, 1997, of approximately $6.5 million. In December 1997, the Company sold approximately $4.0 million of Common Stock, and in February 1998, the Company sold approximately $17.4 million of Series A Preferred Stock, to certain institutional investors in separate private placements in order to obtain funds for working capital and general corporate purposes.

Cash and cash equivalents increased by $3.0 million in 1997 to $6.2 million. The Company generated $6.5 million from financing activities in 1997, which was offset by the use of $2.3 million in operating activities and $1.2 million in investing activities. The $6.5 million generated from financing activities resulted from $4.0 of proceeds generated from the sale of common stock in a private placement and from $2.9 million of new borrowings pursuant to the Fund's credit facility. The use of $1.2 million for investing activities was for the purchase of computer and fabrication equipment used in the design and manufacturing of the Company's FRAM and EDRAM products and for office expansion purposes.

Receivables decreased by $2.0 million in 1997 (30%) from $6.8 million at the end of 1996 to $4.8 million at the end of 1997. The decrease in the receivables balance is primarily due to the collection of a $3.0 million receivable in January 1997 resulting from a new FRAM license agreement completed in December 1996. Receivables from product sales increased at the end of 1997 as a result of strong EDRAM product sales during the last two months of 1997.

Inventories decreased by 3% in 1997 from $7.3 million at the end of 1996 to $7.1 million at the end of 1997. Inventory levels remained high at the end of 1997 as the Company increased its production of 4-megabit EDRAM products in anticipation of a scale down in production during 1998 from one of its 4-megabit foundry sources, Nippon Steel. IBM will continue to supply 4-megabit EDRAM products for the Company during 1998 and IBM and Siemens will be suppliers for the Company's 16-megabit ESDRAM products.

Accounts payable increased by $1.0 million from $2.0 million at the end of 1996 to $3.0 million at the end of 1997. This increase resulted primarily from work in process increases during the fourth quarter of 1997 associated with EDRAM manufacturing at Nippon Steel.

During 1997, the Company invested $1.2 million in computer and fabrication equipment and office expansion. This was an increase of approximately $.4 million (55%) over 1996 and resulted primarily from the growth in the Company's internal design resources supporting the Company's EDRAM products. Increases in property, plant and equipment are expected to increase slightly during 1998 as both FRAM and EDRAM design resources continue to expand. Fabrication equipment and plant expenditures are expected to be minimal during 1998 as the Company shifts its manufacturing of FRAM products to its FRAM alliance partners.

During 1997, the Company received approximately $8.8 million (including $3.0 million which was included in accounts receivable as of December 31, 1996) in cash relating to a December 1996 new FRAM licensing agreement, milestone achievements from an existing FRAM licensee and a new FRAM development agreement. Milestone payments pursuant to existing licensing agreements are expected to create additional cash flows during 1998 and 1999 subject to the fulfillment of certain milestone conditions. An increase in product sales activity and new license arrangements are anticipated in 1998.

Based on the Company's capital resources as of December 31, 1997, the $17.4 million of proceeds from the recent sale of Series A Preferred Stock (see "Note 13" in "Notes To Consolidated Financial Statements"), and expected operating costs and cash flows from product sales and licensing revenues, the Company expects to be able to fund its operations through year-end 1998. All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on June 30, 1998. The Company has requested an extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders. In view of the Company's expected future working capital requirements in connection with the manufacturing, production and sale of its FRAM and EDRAM products, the Company's projected continuing research and development expenditures and the current repayment requirements of the Fund's credit facility, the Company may be required to seek additional equity or debt financing after 1998. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or that the Fund will agree to an extension of the payment date, or conversion into equity of amounts owed, under the Fund's credit facility. If the Company requires additional financing in the future and if financing acceptable to the Company is not available, the Company would not be able to implement its current business strategy and the Company's business, operating results and financial condition would be materially adversely affected.

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996        F-2

Consolidated Statements of Operations
for the years ended December 31, 1997, 1996 and 1995                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 1997, 1996 and 1995                F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 1997, 1996 and 1995                F-5

Notes to Consolidated Financial Statements                       F-6 to F-19

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/S/ Arthur Andersen LLP

Denver, Colorado,
   February 6, 1998 (except with respect to the matter discussed in Notes 2 and 13 as to which the date is February 25, 1998).

                         RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                    (in thousands, except par value amounts)
                                 -------------
                                                           1997        1996
                                                         --------    ---------
     ASSETS

Current assets:
   Cash and cash equivalents                              $ 6,193     $ 3,182
   Accounts receivable, less allowances
     of $167 and $721, respectively                         4,762       6,810
   Inventories                                              7,147       7,342
   Deposits                                                    20          20
   Prepaid expenses                                           111         503
   Other current assets                                       104          69
                                                          -------     -------
      Total current assets                                 18,337      17,926

Property, plant and equipment, net                          8,024       8,697
Intangible assets, net                                      4,693       5,118
Other assets                                                   --          21
                                                          -------     -------
                                                          $31,054     $31,762
                                                          =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 3,017     $ 1,992
   Accrued liabilities                                      1,535       1,202
   Accrued royalties                                          414         612
   License rights                                           1,100       1,100
   Deferred revenue                                           995         863
   Promissory note and accrued interest, related party      6,457          --
                                                          -------     -------
      Total current liabilities                            13,518       5,769

Long-term promissory note and accrued
   interest, related party                                     --       3,171
Long-term license rights                                       --         550
                                                          -------     -------
      Total liabilities                                    13,518       9,490
                                                          -------     -------
Commitments and contingencies (Notes 5 and 12)

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
     authorized: no shares issued and outstanding              --          --
   Common Stock, $.01 par value, 75,000 shares
     authorized:  37,923 and 36,997 issued and
     outstanding, respectively                                379         370
   Additional paid-in capital                             155,957     151,830
   Accumulated deficit                                   (138,800)   (129,928)
                                                          -------     -------
      Total stockholders' equity                           17,536      22,272
                                                          -------     -------
                                                          $31,054     $31,762
                                                          =======     =======
See accompanying notes.

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share amounts)
                                 -------------

                                                 1997       1996       1995
                                               --------   --------   --------
Revenue:
   Product Sales                                $14,613    $17,942    $11,105
   License and development fees                   5,750     13,250     11,000
   Royalties                                         --         --      6,500
   Customer-sponsored research
     and development                                132        199        281
                                                -------    -------    -------
                                                 20,495     31,391     28,886
                                                -------    -------    -------
Costs and expenses:
   Cost of product sales                         10,750     14,032     10,253
   Research and development                      10,723     12,925     11,489
   Customer-sponsored research
     and development                                118        179        243
   Sales, general and administrative              8,032      9,486      8,734
                                                -------    -------    -------
                                                 29,623     36,622     30,719
                                                -------    -------    -------
Operating loss                                   (9,128)    (5,231)    (1,833)

Interest expense, related parties                  (386)      (317)    (1,980)
Gain on sale of equity investment                    --         --        788
Other income (expense), net                         657       (189)       543
                                                -------    -------    -------
Net loss                                        $(8,857)   $(5,737)   $(2,482)
                                                =======    =======    =======
Net loss per share - basic and diluted          $(0.24)    $(0.16)    $(0.11)
                                                =======    =======    =======
Weighted average shares outstanding              37,061     36,507     21,653
                                                =======    =======    =======
See accompanying notes.

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                                (in thousands)
                                --------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Cash flows from operating activities:
   Net loss                                      $(8,857)  $(5,737)  $(2,482)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Stock based compensation                         --     2,910        --
     Depreciation and amortization                 2,597     2,860     3,020
     Interest expense from conversion of
       promissory notes                               --        --     1,726
     Gain on sale of assets                           --       (85)     (788)
     Other                                          (485)       --        38

   Changes in assets and liabilities:
     Accounts receivable                           2,439    (4,211)    1,006
     Inventories                                     196    (1,790)    5,651
     Deposits                                         --     5,425    (5,445)
     Prepaid expenses                                392       336      (776)
     Accounts payable and accrued liabilities      1,160    (1,137)   (2,750)
     Accrued interest, related parties               386       317       254
     Deferred revenue                                132    (1,636)    2,326
     Other                                          (281)     (281)     (470)
                                                 --------  --------  --------
        Net cash provided by (used in)
          operating activities                    (2,321)   (3,029)    1,310
                                                 --------  --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment      (1,160)     (750)     (548)
   Investment in joint venture                        --        --       (15)
   Proceeds from sale of assets                        5       192     1,875
                                                 --------  --------  --------
        Net cash provided by (used in)
          investing activities                    (1,155)     (558)    1,312
                                                 --------  --------  --------
Cash flows from financing activities:
   Proceeds from notes payable, related parties    2,900        --     3,579
   Payments on notes payable, related party           --        --      (810)
   Payments of long-term debt and capital
     lease obligations                                --        --       (22)
   Payments on license rights payable               (550)       --      (500)
   Issuance of common stock, net of expenses       4,137       486     1,233
                                                 --------  --------  --------
        Net cash provided by financing
          activities                               6,487       486     3,480
                                                 --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                                 3,011     (3,101)    6,102

Cash and cash equivalents, beginning of year       3,182      6,283       181
                                                 --------  --------  --------
Cash and cash equivalents, end of year           $ 6,193    $ 3,182   $ 6,283
                                                 ========  ========  ========
See accompanying notes.

                                           RAMTRON INTERNATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 for the years ended December 31, 1997, 1996 and 1995
                                       (in thousands, except par value amounts)
                                                  --------------

                                             Convertible
                                           Preferred Stock    Common Stock
                                          ($.01) Par Value  ($.01) Par Value   Additional                    Total
                                          ----------------  ----------------    Paid-in    Accumulated    Stockholders'
                                           Shares  Amount    Shares  Amount      Capital     Deficit     Equity(Deficit)
                                           ------  ------    ------  ------    ----------  -----------   ---------------
Balances, December 31, 1994                 3,334    $33     17,792    $178     $120,180     $(121,709)       $(1,318)

Issuance of stock:
 Conversion of promissory notes                --     --      8,773      88       26,942            --         27,030
 Exercise of options                           --     --        314       3        1,451            --          1,454
 Conversion of Series C preferred stock    (3,334)   (33)     9,508      95          (62)           --             --
Stock issuance costs                           --     --         --      --         (221)           --           (221)
Net loss for year ended December 31, 1995      --     --         --      --           --        (2,482)        (2,482)
                                           --------------------------------------------------------------------------
Balances, December 31, 1995                    --     --     36,387     364      148,290      (124,191)        24,463

Issuance of stock:
 Stock based compensation                      --     --        429       4        3,056            --          3,060
 Exercise of options                           --     --        182       2          673            --            675
 Cancellation of treasury stock                --     --         (1)     --          (13)           --            (13)
Stock issuance costs                           --     --         --      --         (176)           --           (176)
Net loss for year ended December 31, 1996      --     --         --      --           --        (5,737)        (5,737)
                                           --------------------------------------------------------------------------
Balances, December 31, 1996                    --     --     36,997     370      151,830      (129,928)        22,272

Issuance of stock:
 Exercise of options                           --     --        126       1          582            --            583
 Sale of Common Stock                          --     --        800       8        3,936            --          3,944
Stock issuance costs                           --     --         --      --         (391)           --           (391)
Foreign exchange translation adjustment        --     --         --      --           --           (15)           (15)
Net loss for year ended December 31, 1997      --     --         --      --           --        (8,857)        (8,857)
                                           --------------------------------------------------------------------------
Balances, December 31, 1997                    --    $--     37,923    $379     $155,957     $(138,800)       $17,536
                                           ==========================================================================
See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the "Company") designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company has two product lines, ferroelectric nonvolatile random access memory ("FRAM" (registered trademark)) products and high-speed DRAM products, called Enhanced-DRAM ("EDRAM" (registered trademark)) products.

To date, the Company has generated revenue principally under license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies and beginning in 1993 from the sale of its FRAM and EDRAM products. Product sales (primarily EDRAM) have been made to various customers for use in a variety of applications including consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices. During 1997, 1996 and 1995, the Company's revenues have been derived from several customers within these industries (Note 8).

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

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Enhanced Memory Systems, Inc. ("EMS"), which was created in May 1995 and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was created in July 1996. The Company formed the wholly owned subsidiary, EMS, to operate its EDRAM business. The Company formed Ramtron K.K., to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japan alliance partners. To date, Ramtron K.K. has had limited operations. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue from licensing and technology development programs which are nonrefundable and for which no significant future obligations exist is recognized when the license is signed. Revenue from licensing and technology development programs which are refundable or for which future obligations exist is recognized when the Company has completed its obligations under the terms of the agreements. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

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

INCOME TAXES. The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryovers. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carryovers and tax credit carryovers. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 10).

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NET LOSS PER SHARE. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under FASB No. 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. The adoption of SFAS No. 128 had no effect on previously reported loss per share. As a result of the Company's net losses, all potentially dilutive securities: 7,070,000 warrants and 3,587,000 options in 1997; 6,990,000 warrants and 3,706,000 options in 1996;
and 6,990,000 warrants and 1,160,000 options in 1995, would be anti-dilutive and thus, excluded from diluted earnings per share.

LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, and a related party promissory note. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the related party promissory note is estimated on current rates available for similar debt with similar maturities and collateral. The related party promissory note has a carrying value that is not significantly different than its estimated fair value.

RECLASSIFICATIONS. Certain reclassifications to prior years' financial statements have been made to conform to the current year's presentation.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         1997        1996
                                        ------      ------
                                          (in thousands)

          Finished goods                $4,108      $6,174
          Work in process                2,932       1,055
          Raw materials                    107         113
                                        ------      ------
                                        $7,147      $7,342
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     1997      1996
                                              ------------  -------   -------
                                                              (in thousands)

Land                                               --       $   668   $   668
Buildings and improvements                     18 and 10      8,729     8,750
Equipment                                          5         13,142    12,077
Office furniture and equipment                     5            621       621
                                                            -------   -------
                                                             23,160    22,116
Less accumulated depreciation and amortization              (15,136)  (13,419)
                                                            -------   -------
                                                            $ 8,024   $ 8,697
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,826,000, $2,115,000, and $2,621,000 for 1997, 1996, and 1995, respectively.
Maintenance and repairs expense was $823,000, $443,000, and $415,000 for 1997, 1996 and 1995, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                               Estimated        December 31,
                                              Useful Lives    ---------------
                                               (In Years)      1997     1996
                                              ------------    ------   ------
                                                              (in thousands)

Patents and trademarks                             10         $3,036   $2,690
License rights                                      5          2,150    2,150
Costs in excess of net assets purchased            17          4,529    4,529
                                                              ------   ------
                                                               9,715    9,369
Less accumulated amortization                                 (5,022)  (4,251)
                                                              ------   ------
                                                              $4,693   $5,118
                                                              ======   ======

In August 1995, the Company entered into a cross license agreement with a third party regarding the use of certain ferroelectric technology in the development and production of ferroelectric integrated circuit memories. The Company is required to pay a technology license fee in four annual installments to the third party as consideration for certain rights received under the cross license agreement. Such license fee is included in intangible assets for the years ending December 31, 1997 and 1996 and is being amortized over the five-year term of the cross license agreement.

Amortization expense of intangible assets was $771,000, $745,000, and $391,000 for 1997, 1996 and 1995, respectively.

5.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2002 for various equipment. Minimum future annual lease payments under these leases as of December 31, 1997 are as follows:

            1998       $  615,000
            1999          485,000
            2000          298,000
            2001           36,000
            2002           21,000
                       ----------
                       $1,455,000
                       ==========

Total rent expense on all operating leases was $425,000, $393,000, and $193,000 for 1997, 1996, and 1995, respectively.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with certain employees, which provide for certain payments and continuation of benefits should their employment terminate as defined in the employment agreements.

MANUFACTURING ALLIANCES. The Company has entered into third party manufacturing agreements for the supply of its FRAM and EDRAM products and intends to enter into additional third party manufacturing agreements for the supply of such products in the future. The Company has relied and will continue to rely on such manufacturing relationships as the primary source of manufacturing for its products.

6.  STOCKHOLDERS' EQUITY:

COMMON STOCK PLACEMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds 800,000 shares of restricted Common Stock at an issue price of $4.93 per share. The common stock purchase price was based on a 15% discount to the average closing bid price for the Company's common stock as reported on the Nasdaq National Market ("NASDAQ") during the five trading day period immediately prior to the date of the issuance resulting in aggregate gross proceeds to the Company of $3,944,000.

Subject to certain exceptions, if during the twelve-month period following the closing of the transaction, the Company sells any shares of Common Stock for an issue price lower than the purchase price, the purchase price per share of such Common Stock shall be adjusted downward to equal such lower issue price. Any such adjustment would be effected by issuing additional shares of Common Stock to the holders who purchased in the private placement. No adjustment will be required in the event of sales of shares of Common Stock by the Company (i) upon conversion or exercise of any options or warrants outstanding on the date of the Common Stock Agreement, or (ii) pursuant to the provisions of any shareholder approved employee benefit or incentive plan heretofore or hereafter adopted by the Company. Whether or not any adjustment will be necessary in the future will depend upon factors which cannot be predicted by the Company at this time including, among others, the future market price of the Company's Common Stock. The Company has agreed to register for resale under the Securities Act the shares of Common Stock issued pursuant to the private placement transaction.

The Company also issued to the placement agents warrants to acquire an aggregate of 80,000 shares of Common Stock for a purchase price of $4.93 per share which expire in December 2002. The Company is obligated to register the shares of Common Stock issuable upon exercise of the Common Stock Warrants for resale under the Securities Act.

DEBT CONVERSION. In July 1995, the Company entered into a debt conversion agreement (the "1995 Debt Conversion Agreement") providing for (i) the conversion into the Company's common stock of approximately $27 million of the Company's outstanding debt plus all accrued interest and (ii) the Fund extended to the Company a $12 million credit facility. All transactions relating to the 1995 Debt Conversion Agreement closed in September 1995.

SERIES C CONVERTIBLE PERFORMANCE RIGHT PREFERRED STOCK. In December 1993, the Company issued through a private placement, 1,685,000 shares of its Series B convertible preferred stock, $.01 par value, for $15,162,000 ($9.00 per share) of cash. Concurrently, the Company elected to convert $14,840,000 of convertible promissory notes issued to its two principal stockholders into 1,649,000 shares of Series B convertible preferred stock under the same terms as the private placement. In January 1994, each share of Series B convertible preferred stock automatically converted into one share of common stock and one share of Series C convertible performance right preferred stock, $.01 par value ("Series C preferred stock"). Such conversion occurred at the time the Company registered with the Securities and Exchange Commission the resale of the common stock and Series C preferred stock. On December 15, 1995, all outstanding Series C preferred stock totaling 3,333,565 shares converted into approximately 9,507,650 shares of the Company's common stock pursuant to the terms of such preferred stock. As of December 31, 1997, there was no preferred stock issued and outstanding.

WARRANTS. Warrants to purchase shares of the Company's common stock, including warrants issued to related parties (Note 7), are as follows:

                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 1994            $9.80-$52.50       5,889         --     5,889

Granted                            $4.15          11,018      1,100    12,118
Cancelled                       $4.15-$52.50      (9,918)    (1,100)  (11,018)
                                                -----------------------------
Outstanding and exercisable
at December 31, 1995               $4.15           6,989         --     6,989
                                                -----------------------------
Outstanding and exercisable
at December 31, 1996               $4.15           6,989         --     6,989

Granted                            $4.93              80         --        80
                                                -----------------------------
Outstanding and exercisable
at December 31, 1997            $4.15-$4.93        7,069         --     7,069
                                                =============================

All of the above warrants are currently exercisable. Of such warrants, warrants to purchase 6,989,000 shares of common stock with an exercise price of $4.15 expire in August 2000, and the remaining warrants to purchase 80,000 shares of common stock with an exercise price of $4.93 expire in December 2002. The Company has determined that all outstanding warrants had a nominal value at the time of issuance.

STOCK OPTIONS. The Company has three stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan") (collectively, the "Plans"). The Plans reserve 5,678,570 shares of the Company's common stock for issuance and permit the issuance of nonqualified stock options. The exercise price of all nonqualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 Plan, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 1997, the Company has not granted any incentive stock options. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                    Year Ended     Year Ended     Year Ended
                                   Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
                                   -------------  -------------  -------------

Net Loss (in thousands)
   As reported                        $(8,857)       $(5,737)       $(2,482)
   Pro forma                          (12,637)        (8,784)        (4,348)

Net Loss Per Share
   As reported  - basic and diluted    $(0.24)        $(0.16)        $(0.11)
   Pro forma - basic and diluted        (0.34)         (0.24)         (0.20)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of amounts to be expected in future years.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 1997, 1996 and 1995 grants:

                                          1997          1996          1995
                                       ----------    ----------    ----------
          Risk Free Interest Rate         5.54%         6.30%         6.30%
          Expected Dividend Yield          0%            0%            0%
          Expected Lives               3.5 years     3.5 years     3.5 years
          Expected Volatility             50%           50%           50%

Activity in the Plans is as follows:

                                               Number of Shares
                                     -------------------------------------
                                                   (in thousands)
                 Weighted Average  Directors
                    Exercise          and
                 Price Per Share   Officers   Employees   Others     Total
                 ----------------  --------   ---------  --------  ---------

Outstanding at
December 31, 1994      $5.61         643        419        390      1,452

Granted                $4.15       1,083(1)     297(1)      35(1)   1,415(1)
Cancelled              $5.45        (819)(1)   (374)(1)   (200)(1) (1,393)(1)
Exercised              $4.60          --       (172)      (142)      (314)
Reclassified           $4.36        (142)       124         18         --
                                   --------------------------------------
Outstanding at
December 31, 1995      $4.29         765        294        101      1,160

Granted                $6.76         612      2,109         50      2,771
Cancelled              $6.37         (20)       (58)        --        (78)
Exercised              $4.20         (55)       (57)       (35)      (147)
Reclassified           $6.12          88       (112)        24         --
                                   --------------------------------------
Outstanding at
December 31, 1996      $6.10       1,390      2,176        140      3,706
                                   --------------------------------------

Granted                $6.20         156        246         --        402
Cancelled              $6.55          --       (335)       (63)      (398)
Exercised              $4.71         (50)       (49)       (24)      (123)
Reclassified           $6.12        (187)        --        187         --
                                   --------------------------------------
Outstanding at
December 31, 1997      $6.13       1,309      2,038        240      3,587
                                   ======================================
Exercisable at
December 31, 1997      $5.51         663        573        167      1,403
                                   ======================================
------------
(1) The Company granted options to purchase an aggregate of 1,415,309 shares in 1995 comprised of (i) options covering 995,309 shares which were originally granted at various times between April 1989 and April 1995 and were amended in July 1995 pursuant to a 1995 debt conversion agreement solely to reduce the exercise price thereof to $4.15 per share and (ii) additional grants of options covering 420,000 shares.

The weighted average fair value of shares granted during the years ended December 31, 1997, 1996 and 1995 are $3.31, $3.78 and $2.08, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                              Weighted Average
                        Number of        --------------------------
     Exercise Price      Shares           Exercise      Contractual
         Range         Outstanding         Price           Life
     --------------    -----------        --------      -----------
         $1.75             14,569          $1.75           0.87
     $4.15 - $6.88      1,995,187          $5.51           7.15
     $6.89 - $6.94      1,497,500          $6.89           8.71
     $7.25 - $8.19         79,500          $7.92           8.86
                        ---------
                        3,586,756
                        =========

                                              Weighted Average
                         Number of       --------------------------
     Exercise Price     Exercisable       Exercise      Contractual
         Range            Shares           Price           Life
     --------------     -----------       --------      -----------
         $1.75             14,569          $1.75           0.87
     $4.15 - $6.88        971,086          $4.95           7.15
     $6.89 - $6.94        392,500          $6.89           8.71
     $7.25 - $8.19         24,875          $8.02           8.86
                        ---------
                        1,403,030
                        =========

The Company has also granted options not subject to the Plans to others. Activity involving such options is as follows:

                                                Exercise
                                             Price Per Share  Number of Shares
                                             ---------------  ----------------
                                                               (in thousands)

Outstanding at December 31, 1995                 $1.75                38

Exercised                                        $1.75               (35)
                                                                     ----
Outstanding and exercisable
at December 31, 1996                             $1.75                 3

Exercised                                        $1.75                (3)
                                                                     ----
Outstanding and exercisable
At December 31, 1997                                                  --
                                                                     ====

OTHER. Under an incentive plan, which terminated on December 2, 1996, the Company issued 429,000 shares of common stock with a fair value of $3,056,000. Approximately $2,910,000 and $150,000 was expensed in 1996 and 1995, respectively.

7.  RELATED PARTY TRANSACTIONS:

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1997, 1996 and 1995, the Company was obligated to pay to the Fund approximately $60,000, $60,000, and $89,300, respectively, in payment of such fees and expenses.

The Company granted to the Fund pursuant to a 1995 debt conversion agreement (the "1995 Debt Conversion Agreement") certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to the Fund pursuant to the 1995 Debt Conversion Agreement. Further, the Company, Oren L. Benton (a previous principal stockholder of the Company ("Benton")) and BEA Associates, Inc. (a principal stockholder of the Company ("BEA")) agreed that for as long as the Fund owns 5% or more of the issued and outstanding shares of the Company's common stock, they will use their best efforts to cause one designee of the Fund to serve on the Company's Board of Directors.

In September 1995 and in connection with the 1995 Debt Conversion Agreement, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and to treat the amount advanced to the Company under a March 1995 Credit Facility as an advance against the Fund Credit Facility. The outstanding principal balance and accrued interest as of December 31, 1997 under the Fund Credit Facility was $5,500,000 and
$957,000, respectively. The outstanding principal balance and accrued interest as of December 31, 1996 under the Fund Credit Facility was $2,600,000 and $571,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets, including the assets of its subsidiary, EMS, and by a pledge of the shares of stock of EMS and Racom (described below) owned by the Company. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock. The conversion price was determined pursuant to the loan agreement and is equal to the average of the closing prices of the Company's common stock on The Nasdaq Stock Market for the five days following the initial advance under the New Fund Credit Facility. The Company also agreed under the Fund Credit Facility to register for resale any shares of common stock issued by the Company upon any conversion of amounts outstanding under the Fund Credit Facility.

TRANSACTIONS INVOLVING GEORGE J. STATHAKIS. In July 1995, Mr. Stathakis entered into a consulting agreement with the Company pursuant to which he agreed to perform consulting services for the Company until December 31, 1996 in consideration of $7,000 per month. Pursuant to the terms of such consulting agreement, the Company has the option to extend the term of the agreement for six additional periods of six months each. In December 1996, the Company exercised a six-month extension to such agreement for Mr. Stathakis to perform consulting services for the Company through June 30, 1997. In July 1997, the Company exercised a second extension to such agreement for Mr. Stathakis to perform consulting services for the Company until December 1998, with a decrease in consideration for such services to $5,800 per month.

During 1997, the Company paid to Mr. Stathakis $85,000 as payment for consulting fees and reimbursement for expenses owed to Mr. Stathakis in connection with consulting services performed by Mr. Stathakis for the benefit of the Company during 1997.

The consolidated statements of operations include amounts attributable to related party transactions, as follows:

                                                       1997     1996     1995
                                                      ------   ------   ------
                                                          (in thousands)
Sales, general and administrative expenses:
------------------------------------------
Consulting and director fees                           $147      $147     $187
Travel costs                                             --        --       44
Legal, accounting and consulting fees                    --        --       17
Advertising and investor relations fees                  --        --       45
                                                      ------   ------   ------
                                                       $147      $147     $293
                                                      ======   ======   ======

                                                       1997     1996     1995
                                                      ------   ------   ------
                                                          (in thousands)
Interest expense:
----------------
Interest expense on long-term promissory
   notes, related parties                              $ --     $ --    $1,126
Interest expense on notes payable, related parties       --       --       579
Interest expense on convertible promissory
   notes, related party                                 386      317       275
                                                      ------   ------   ------
                                                       $386     $317    $1,980
                                                      ======   ======   ======

INVESTMENT IN RACOM. The Company has a 37% beneficial ownership interest in Racom. The investment is carried at zero as the Company has no commitment to provide future funding to Racom. The Fund credit facility is secured by a first priority security lien on the Racom shares owned by the Company.

8.  MAJOR CUSTOMERS AND EXPORT SALES:

Transactions with the following customers accounted for more than 10% of the Company's revenues:

                                          1997          1996          1995
                                      ------------  ------------  ------------
                                               (dollars in thousands)
Product sales:
     A                                $   --   --   $   --   --   $1,888   17%
     B                                    --   --       --   --    1,136   10%
     C                                    --   --    1,862   11%      --   --
     D                                 3,488   24%   2,615   15%      --   --
     E                                 2,908   20%      --   --       --   --

License and development fees revenue:
     F                                    --   --       --   --   $2,500   23%
     G                                    --   --    1,500   11%      --   --
     H                                    --   --    2,000   15%   2,000   18%
     I                                 3,750   65%   3,750   28%   5,000   45%
     J                                    --   --    5,000   38%      --   --
     K                                 2,000   35%      --   --       --   --

Customer-sponsored research and
   development revenues:
     F                                    --   --       --   --   $   57   23%
     L                                    --   --       26   13%     109   39%
     M, an affiliate                      --   --       35   18%      90   32%
     N                                    --   --       27   14%      --   --
     O                                    --   --       20   10%      --   --
     P                                    --   --       23   12%      --   --
     Q                                    --   --       25   13%      --   --
     R                                    96   73%      32   16%      --   --

Royalties:
     S                                    --   --       --   --   $6,500  100%

Export product sales as a percentage of total product sales were 38%, 21% and 49% for the years 1997, 1996 and 1995, respectively.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       1997     1996     1995
                                                      ------   ------   ------
                                                          (in thousands)

Interest                                                $49      $41      $44
Income taxes                                             --       --       --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                       1997     1996     1995
                                                      ------   ------   ------
                                                          (in thousands)

Conversion of related-party promissory notes and
   accrued interest to common stock                     $--    $--   $27,030

Conversion of Series C preferred stock                   --     --        95

License purchased with a note payable                    --     --     1,650

10.  INCOME TAXES:

As of December 31, 1997, the Company had approximately $128 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.2 million of research and development tax credits available to offset future federal tax. The net operating loss and credit carryovers expire through 2012. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            1997         1996
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  License fees and deferred revenue       $ 2,700      $ 2,700
  Other                                     1,200        1,400
  Net operating loss carryovers            51,600       47,800
                                           ------      -------
                                           55,500       51,900
Valuation allowance                       (55,500)     (51,900)
                                           ------       ------
                                           $   --       $   --
                                           ======       ======

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            1997       1996       1995
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                  (3,221)    (2,415)      (268)
  State                                      (379)      (285)       (32)
                                           ------     ------     ------
  Total deferred benefit                   (3,600)    (2,700)      (300)
                                           ------     ------     ------
  Increase in valuation allowance           3,600      2,700        300
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance.

Taxes other than payroll and income taxes were $549,000, $807,000 and $1,296,000 for 1997, 1996 and 1995, respectively.

11.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all full-time employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 20% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts have been contributed by the Company under the 401(k) Plan on behalf of participating employees.

12.  LEGAL PROCEEDINGS:

PATENT INTERFERENCE. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The Patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration is expected in the near future. The Company has the right to appeal, and plans to appeal, any adverse decision of the Patent Office to the Federal District Court and then, if necessary, to the Court of Appeals for the Federal Circuit. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

LITIGATION. The company is a defendant in a lawsuit filed in October 1997, by the Trustee of the NTC Liquidating Trust against Brown Brothers Harriman, Citibank N.A. (the Company's stock transfer agent) and the Company. The NTC Liquidating Trust was created under Colorado law, in connection with implementation of Chapter 11 plans of liquidation for Oren Benton ("Benton Bankruptcy Court") proceedings. The Trustee's claim seeks damages in the amount of $5.9 million and, alternatively, 523,127 shares of Common Stock. Summarily stated, the Trustee's claim is based on allegations that Benton and affiliated persons caused shares of Common Stock of the Company to be converted, concealed, or wrongly transferred in violation of the automatic stay in effect as a result of the Benton bankruptcy filing. The Company believes that it was not involved in the disputed transfer or concealment, has no direct liability to the NTC Liquidating Trust Trustee, and that it has adequate defenses to any liability as indemnitor of its transfer agent in the circumstances. The Company has moved to have the NTC Liquidating Trust's Trustee's claim dismissed. If the NTC Liquidating Trust's Trustee's claim were to result in a judgement against, or is ultimately required to be satisfied by, the Company, the payment of damages could have a materially adverse effect on the Company or the issuance of shares of Common Stock in the amount sought could materially dilute the Company's common stockholders.

From time to time the Company is party to various legal claims and disputes incident to its normal operating activities. Management believes none of these other actions would have a material adverse effect on the Company's financial position or results of operations.

13. SUBSEQUENT EVENT

In February, 1998, the Company issued and sold in a private placement to certain accredited investors for $1,000 per share an aggregate of 17,425 shares of a newly-established series of preferred stock, designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"), resulting in gross aggregate proceeds of approximately $17.4 million. Each share of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Series A Preferred Stock valued at $1,000 per share. Each share of Series A Preferred Stock is also entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company. Except for certain exceptions, holders of Series A Preferred Stock have no voting rights.

The shares of Series A Preferred Stock are convertible into shares of the Company's common stock upon the earlier of May 25, 1998 or the date on which the registration statement relating to the resale of the common stock issuable upon conversion of the Series A Preferred Stock becomes effective. The shares of Series A Preferred Stock, including any accrued dividends thereon, will automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Series A Preferred Stock remain outstanding at that time. Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to the quotient of (i) $1,000 divided by (ii) the Conversion Price. Until September 1, 1998, the Conversion Price shall be $10.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount ranging from 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1,
1999). The maximum Conversion Price is the lesser of (i) 85% of the average of the daily low trade prices of the common stock for the fifteenth calendar month after the closing, (ii) 85% of the average of the daily low trade prices of the common stock for the twenty-first calendar month after the Closing, or
(iii) 85% of the average of the daily low trade prices of the common stock for the twenty-seventh calendar month after the closing. Such provisions become effective at the end of the fifteenth, twenty-first and twenty-seventh calendar months, respectively, following the closing date.

The number of shares that any holder of Series A Preferred Stock may convert in any calendar month, on a cumulative basis following the closing date, is at least 20% and up to 50% (depending upon the price at which the common stock is trading) of the number of shares of the Series A Preferred Stock held of record by such holder on such day.

If the Conversion Price falls below a pre-determined amount, (to be established and re-established each calendar month by the Company) upon conversion of any Series A Preferred Stock, the Company may, at its option, in lieu of the issuance of common stock, honor such conversions through a cash payment. Such cash payment would be equal in amount to the proceeds that would otherwise have been received by the investor via conversion to common stock and subsequent sale at the high trade price on the date of conversion.

The shares of Series A Preferred Stock will not be convertible into more than approximately 7,420,000 shares of common stock (approximately 19.9% of the number of shares of common stock outstanding on December 22, 1997) (the "NASD Cap") without obtaining shareholder approval in accordance with the Rules of the NASD listing requirements. If such shareholder approval is not obtained by June 30, 1998, the Company will be required to redeem, at a price equal to 110% of the liquidation preference of such shares, the smallest number of shares of Series A Preferred Stock which is sufficient, in the Company's reasonable judgement, such that following such redemption, conversion of the remaining shares of Series A Preferred Stock would not constitute a breach of the Company's obligations under the Rules of the NASD.

The Company has agreed to register the shares of common stock issuable upon conversion of the Series A Preferred Stock for resale under the Securities Act of 1933 by June 25, 1998.

Each purchaser of the Series A Preferred Stock has agreed not to offer or sell on any trading day, on a net basis, more than the following number of shares of common stock: the greater of (i) 10% of the average daily trading volume of the common stock for the five trading days immediately preceding such sale as reported by NASDAQ, (ii) 20,000 shares, or (iii) 10% of the trading volume of the common stock on the day of such sale, as reported by NASDAQ. In addition, the purchasers of the Series A Preferred Stock and their affiliates have agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities that involve the direct or indirect use of the common stock to hedge their investment in the Series A Preferred Stock; however, the investor may write call options if the call exercise price is greater than the effective Conversion Price on the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion in amounts not greater than the number of shares issuable upon conversion.

The conversion discount of the Series A Preferred Stock is considered to be an additional preferred stock dividend. The maximum discount of 15% (the "guaranteed return") of $3,075,007 will initially be recorded as a reduction of preferred stock and an increase to additional paid-in capital. The guaranteed return reduction to preferred stock will be accreted, as additional dividends, over 14 months by recording a charge to income available to Common Stockholders and an increase to preferred stock. The Company will also record cumulative dividends of $60 per outstanding Series A Preferred share per annum ($1,045,500 annually assuming 17,425 Series A Preferred shares outstanding) as a reduction of income available to Common Stockholders. The earnings per share calculation will show the effect of the guaranteed return (recorded as additional dividends) and annual cumulative dividends recorded to net income available to Common Stockholders.

As partial consideration for placing such securities, the Company issued to the Placement Agents Series A Preferred Stock warrants to acquire an aggregate of 1,742 shares of Series A Preferred Stock for an exercise price of $1,000 per share (subject to the same anti-dilution protections as are applicable to the Series A Preferred Stock). Such warrants are exercisable for a period of five years for shares of Series A Preferred Stock. The Company is obligated to register the shares of common stock issuable upon exercise and conversion of the Placement Agents' warrants for re-sale under the Securities Act.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A                  Column B         Column C           Column D    Column E
--------                 ----------       ----------         ----------  ----------
                                           Additions
                                     ----------------------
                         Balance at  Charged to  Charged to              Balance at
                         Beginning   Costs and     Other                    End
Description              of Period    Expenses    Accounts   Deductions  of Period
-----------              ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/95:

Allowance for
doubtful accounts           $310        $463        $--           $489      $284
                         =========================================================

Year Ended 12/31/96:

Allowance for doubtful
accounts, returns and
discounts                   $284        $984        $--           $547      $721
                         =========================================================

Year Ended 12/31/97:

Allowance for doubtful
accounts, returns and
discounts                   $721        $371        $--           $925      $167
                         =========================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's Proxy Statement.

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

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Company's Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information contained in the section captioned "Common Stock Ownership Principal Stockholders and Management" in the Company's Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information contained in the sections captioned "Certain Relationships and Related Transactions" and "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of the Company and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1997 Annual Report to Stockholders:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operation for the years ended
             December 31, 1997, 1996 and 1995
          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
             for the years ended December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flow for the years ended
             December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------
          3.1    Certificate of Incorporation of Registrant, as amended.(1)
          3.2    Bylaws of Registrant, as amended.(2)

          4.1 Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)
          4.2    Form of Preferred Stock Investment Agreement.(3)
          4.3    Form of Preferred Stock Warrant.(3)
          4.4    Form of Common Stock Purchase Agreement.(4)
          4.5    Form of Common Stock Purchase Warrant.(4)

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Stock Purchase Agreement.(5)
         10.2 Registrant's amended 1989 Nonstatutory Stock Option Plan and forms of Nonstatutory Stock Option Agreement and Stock Purchase Agreement.(6)

         10.3 Form of Nonstatutory Stock Option Agreement for option grants outside the 1986 Plan, including schedule identifying optionees.(7)
         10.4 Common Stock Purchase Option of Registrant dated October 4, 1989 issued to Global Alliance Pty. Ltd.(8)
         10.5 Form of Invention and Non-Disclosure Agreement between Registrant and employees.(9)
         10.6 Indemnification Agreement dated March 7, 1990 between Oren L. Benton and George J. Stathakis.(14)
         10.7 Shareholders' Agreement dated October 25, 1991 among Registrant, Racom Systems, Inc., AWA Limited and Intag International Limited.(10)
         10.8 Letter Agreement dated December 18, 1991 between Oren L. Benton and George J. Stathakis.(10)
         10.9 Hitachi-Ramtron Addendum to Letter of Intent dated August 24, 1992 between Registrant and Hitachi.(11)
        *10.10 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(6)
        *10.11 Memorandum of Understanding dated April 25, 1994 between the Registrant and Hitachi.(13)
        *10.12 Cooperative Agreement for License Manufacturing of FRAM Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(6)
        *10.13 Stock Purchase Agreement between Registrant, Intag International Limited and Racom Systems, Inc. dated
                 November 14, 1994.(6)
         10.14 First Amendment to Shareholders Agreement between Registrant, Intag International Limited and Racom Systems, Inc. dated November 14, 1994.(6)
         10.15 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(12)
         10.16 Employment Agreement effective April 1, 1995 between the Registrant and L. David Sikes.(12)
        *10.17   Agreement for EDRAM Design and Purchase of Products dated
                 April 26, 1995 between the Registrant and IBM.(13)
        *10.18   Memorandum for Payment under High-Density FRAM Cooperation
                 Agreement dated May 11, 1995 between the Registrant and Hitachi.(13)
        *10.19 Transit Foundry Agreement dated May 23, 1995 between EMS and Nippon Steel.(13)
        *10.20 FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(13)
         10.21 Agreement for (1) Sale of Certain Ramtron Debt to BEA, (2) Conversion of Such Transferred Debt and Conversion of Benton and NEBF Debt into Ramtron Equity Interest and (3) Provision of $12.0 Million Credit Facility to Ramtron dated July 28, 1995 among the Registrant; the Fund; Oren L. Benton and the bankruptcy estates of CSI Enterprises, Inc., Energy Fuels, Ltd., Oren L. Benton, Energy Fuels Exploration Co. and Nuexco Trading Corporation; BEA; and Nordostschweizerische Kraftwerks AG (NOK), Kernkraftwerk Gosgen-Daniken AG and Kernkraftwerk Leibstadt AG.(13)
        *10.22 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(14)
         10.23 Loan Agreement dated August 31, 1995 between the Registrant and the Fund.(12)
         10.24 Promissory Note dated August 31, 1995 in the maximum principal amount of $12,000,000 made by the Registrant in favor of the Fund.(12)
         10.25 Warrant to Purchase 4,028,485 shares of Common Stock dated August 31, 1995 issued by the Registrant to the Fund.(12)
         10.26 Warrant to Purchase 1,861,216 shares of Common Stock dated August 31, 1995 issued by the Registrant to Oren Lee
                 Benton, Debtor in Possession.(12)
        *10.27 First Amendment to Symetrix/Ramtron Ferroelectric Cross License Agreement dated September 13, 1995 between the Registrant and Symetrix.(13)
        *10.28 Memorandum of Understanding dated September 21, 1995 between the Registrant and Hitachi.(13)
        *10.29 Amendment dated September 21, 1995 to High-Density FRAM Cooperation Agreement between the Registrant and Hitachi.(11)
        *10.30 Supplement-1 dated September 28, 1995 to Cooperative Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(13)
         10.31 Warrant to Purchase 1,100,000 shares of Common Stock dated October 5, 1995 issued by the Registrant to Oren Lee
                 Benton, Debtor in Possession.(12)
        *10.32 FRAM Technology License Agreement dated December 19, 1995 between the Registrant and Fujitsu.(13)
        *10.33 Memorandum of Understanding dated December 19, 1995 between the Registrant and Fujitsu.(13)
        *10.34 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.(1)
        *10.35 Amendment to Agreement dated August 30, 1996 between the Registrant and Fujitsu.(14)
         10.36 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.37 Amendment No. 1 to Registrant's 1989 Nonstatutory Stock Option Plan dated October 24, 1996.(1)
         10.38 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
        *10.39   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.(2)
        *10.40   Joint Development Agreement between the Registrant and
                 ULVAC Japan, Ltd., dated April 9, 1997.(15)
        *10.41 Tripartite Technology Agreement between the Registrant, Racom Systems, Inc. and Intag International Ltd., dated April 15, 1997.(16)
         10.42 Employment Agreement effective April 1, 1997 between the Registrant and Richard L. Mohr.

         23.1  Consent of Independent Public Accountants

         27.1  Financial Data Schedule

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.
-----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 26, 1997.

(2) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended
December 31, 1996 filed with the Securities and Exchange Commission on
August 29, 1997.

(3) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 4, 1998.

(4) Incorporated by reference to the Company's Registration Statement Form S-3 (Commission File No. 333-47615) filed with the Securities and Exchange Commission on March 10, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on September 30, 1991.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1994 filed with the Securities and Exchange Commission on April 17, 1995.

(7) Incorporated by reference to Amendment No. 1 to Ramtron Holdings Limited's Registration Statement on Form 20-F under cover of Form 8 (Commission File No. 0-17121) filed with the Securities and Exchange Commission on November 14, 1988.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1990, filed with the Securities and Exchange Commission on October 18, 1990.

(9) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K under cover of Form 8 (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on November 6, 1991.

(10) Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-44952 1-3) filed with the Securities and Exchange Commission on January 2, 1992.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 31, 1993.

(12) Incorporated by reference to the Company's Form S-1 Registration Statement (Commission File No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(13) Incorporated by reference to the Company's Amendment No. 2 to the Form S-1 Registration Statement (Commission File No. 33-99898) filed with the Securities and Exchange Commission on January 31, 1996.

(14) Incorporated by reference to the Company's Amendment No. 2 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 1996 and filed with the Securities and Exchange Commission on January 23, 1997.

(15) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on May 14, 1997.

(16) Incorporated by reference to the Company's Amendment No. 1 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on August 29, 1997.

(b)  Reports on Form 8-K:

     On January 9, 1997, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On February 19, 1997, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On May 6, 1997, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On May 30, 1997, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On December 24, 1997, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On February 4, 1998, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On March 4, 1998, the Registrant filed a report on Form 8-K. the item Reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 30, 1998.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive       3-30-98
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                           3-30-98
George J. Stathakis

/S/ William G. Howard
-------------------------       Director                           3-30-98
William G. Howard

/S/ William G. Tull
-------------------------       Director                           3-30-98
William G. Tull

/S/ L. T. Womack
-------------------------       Director                           3-30-98
L. T. Womack

/S/ Michael L. Rothschild
-------------------------       Director                           3-30-98
Michael L. Rothschild

/S/ Greg B. Jones
-------------------------       Director, President and            3-30-98
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and       3-30-98
Richard L. Mohr                 Chief Financial Officer