Form 10-Q
period 1998-03-31
RAMTRON INTERNATIONAL CORP
filed 1998-05-15
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1998

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

Common Stock, $.01 Par Value - 37,953,772 shares as of May 14, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        Mar. 31,   Dec. 31,
                                                          1998       1997
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $20,290    $ 6,193
  Accounts receivable, less allowances
   of $128 and $167, respectively                          2,888      4,762
  Inventories                                              7,361      7,147
  Deposits                                                    --         20
  Prepaid expenses and other                                 198        215
                                                         -------    -------
Total current assets                                      30,737     18,337

Property, plant and equipment, net                         8,107      8,024
Intangible assets, net                                     4,587      4,693
                                                         -------    -------
                                                         $43,431    $31,054
                                                         =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                       $ 2,467    $ 3,017
  Accrued liabilities                                      1,073      1,535
  Accrued royalties                                          482        414
  License rights                                           1,100      1,100
  Deferred revenue                                         1,009        995
  Promissory note and accrued interest, related party      6,623      6,457
                                                         -------    -------
Total liabilities                                         12,754     13,518
                                                         -------    -------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized:
    Series A - 29 designated, 17 and no shares
    issued and outstanding, respectively                      --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized 37,954 and 37,923 shares issued
   and outstanding, respectively                             380        379
  Additional paid-in capital                             172,299    155,957
  Accumulated deficit                                   (142,002)  (138,800)
                                                         -------    -------
Total stockholders' equity                                30,677     17,536
                                                         -------    -------
                                                         $43,431    $31,054
                                                         =======    =======

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                           1998        1997
                                                         --------    --------

Revenue:
   Product sales                                         $  4,273    $  3,151
   Customer-sponsored research and development                589          34
                                                         --------    --------
                                                            4,862       3,185
                                                         --------    --------

Costs and expenses:
   Cost of product sales                                    2,626       2,493
   Research and development                                 2,671       2,933
   Customer-sponsored research and development                501          30
   Sales, general and administrative                        1,907       1,937
                                                         --------    --------
                                                            7,705       7,393
                                                         --------    --------

Operating loss                                             (2,843)     (4,208)

Interest expense, related party                              (165)        (78)
Other income                                                  126         542
                                                         --------    --------

Net loss                                                  $(2,882)    $(3,744)
                                                         ========    ========

Loss per common share:
   Net loss                                               $(2,882)    $(3,744)
   Imputed dividends on convertible preferred stock          (100)         --
   Accretion of discount on convertible preferred stock      (220)         --
                                                         --------    --------
Net loss applicable to common shares                      $(3,202)    $(3,744)
                                                         ========    ========

Net loss per common share - basic and diluted              $(0.08)     $(0.10)
                                                         ========    ========

Weighted average shares                                    37,946      36,997
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                      RAMTRON INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)
                           (Amounts in thousands)

                                                             1998      1997
                                                           --------  --------

Cash flows from operating activities:
   Net loss                                                $(2,882)  $(3,744)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                             638       651
     Other                                                       1      (485)

Changes in assets and liabilities:
     Accounts receivable                                     1,874     3,159
     Inventories                                              (214)      977
     Prepaid expenses                                           44       120
     Accounts payable and accrued liabilities                 (943)      381
     License rights                                             --      (550)
     Accrued interest, related party                           165        78
     Deferred revenue                                           14       398
     Other                                                    (100)       (3)
                                                          --------  --------
Net cash provided by (used in) operating activities         (1,403)      982
                                                          --------  --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (522)     (127)
                                                          --------  --------
Net cash used in investing activities                         (522)     (127)
                                                          --------  --------

Cash flows from financing activities:
   Issuance of capital stock, net of expenses               16,022       (19)
                                                          --------  --------
Net cash provided by (used in) financing activities         16,022       (19)
                                                          --------  --------
Net increase in cash and cash equivalents                   14,097       836

Cash and cash equivalents, beginning of period               6,193     3,182
                                                          --------  --------
Cash and cash equivalents, end of period                   $20,290   $ 4,018
                                                          ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 1998 and 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 during the first quarter of 1998. For the periods ended March 31, 1998 and 1997, comprehensive income is the same as net income.

NOTE 3.   INVENTORIES

Inventories consist of:

                               Mar. 31,    Dec. 31,
                                 1998        1997
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $4,472      $4,108
    Work in process              2,768       2,932
    Raw material                   121         107
                                ------      ------
    Total                       $7,361      $7,147
                                ======      ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of March 31, 1998 under the Fund Credit Facility were $5,500,000 and $1,123,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan in June 1998 at a conversion price equal to $10.5125 for each share of common stock.

NOTE 5.   INCOME TAXES

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax basis of assets, liabilities and carryovers. The Company also recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carryovers and tax credit carryovers. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized.

NOTE 6.   EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings per Share." SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share for the three month periods ended March 31, 1998 and 1997.

NOTE 7.   PRIVATE PLACEMENT

In February 1998, the Company issued and sold in a private placement to certain accredited investors for $1,000 per share an aggregate of 17,425 shares of a newly-established series of preferred stock, designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"), resulting in gross aggregate proceeds of approximately $17.4 million. Each share of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Series A Preferred Stock valued at $1,000 per share. Each share of Series A Preferred Stock is also entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company. Except for certain exceptions, holders of Series A Preferred Stock have no voting rights.

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

The Company agreed to register the shares of common stock issuable upon conversion of the Series A Preferred Stock for resale under the Securities Act of 1933 by June 25, 1998. The Company filed a registration statement pursuant to this agreement on Form S-3 on March 10, 1998 and such registration statement became effective on March 23, 1998.

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

The conversion discount of the Series A Preferred Stock is considered to be an additional preferred stock dividend. The maximum discount of 15% (the "guaranteed return") of $3,075,007 will initially be recorded as a reduction of preferred stock and an increase to additional paid-in capital. The guaranteed return reduction to preferred stock will be accrued, as additional dividends, over 14 months by recording a charge to income available to Common Stockholders and an increase to preferred stock. The Company will also record cumulative dividends of $60 per outstanding Series A Preferred share per annum ($1,045,500 annually assuming 17,425 Series A Preferred shares outstanding) as a reduction of income available to Common Stockholders. The earnings per share calculation will show the effect of the guaranteed return (recorded as additional dividends) and annual cumulative dividends recorded to net income available to Common Stockholders.

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

NOTE 8.   CONTINGENCIES

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof. Factors that could cause actual results to differ materially include, but are not limited to the following: (i) the timely completion of the development and qualification for manufacturing of the Company's new enhanced dynamic random access memory ("EDRAM" (registered trademark)) and ferroelectric random access memory ("FRAM" (registered trademark)) products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the availability and related cost of future financing; (vii) the retention of key personnel; (viii) the outcome of the Company's patent interference and litigation proceedings, and (ix) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenues for the first quarter of 1998 increased by 53% to $4.9 million from the respective period in 1997. Revenues for the quarter were comprised primarily from product sales. No license and development fee revenues were recorded during the quarter from new license agreements or from the achievement of milestones pursuant to existing license agreements. Customer-sponsored research and development revenues totaling approximately $590,000 were recorded during the quarter and resulted from FRAM specialty design services and FRAM foundry services.

EDRAM sales revenue totaled approximately 61% of total product sales revenue during the first quarter or 1998 compared with 90% for the same period in 1997. EDRAM unit shipments increased by approximately 26% during the quarter and average selling prices decreased by approximately 3% from the respective period in 1997. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing specialty memories. The increase in product revenues for the quarter resulted primarily from an increase in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment and RAID disc controllers.

FRAM product sales during the first quarter of 1998 increased by approximately 120% or $374,000 compared with the respective period in 1997, due primarily to the fulfillment of FRAM product delinquencies resulting from the Company's limited manufacturing capacity at its Colorado Springs fabrication facility. The Company began shipping product manufactured from its FRAM alliance foundry, Rohm, during the quarter. As a result of the FRAM foundry manufacturing capacity now available from Rohm and the expected future foundry capacity from the Company's other FRAM alliance partners, the Company will begin to further limit FRAM production from its Colorado Springs fabrication facility during the second quarter of 1998 due to the facility's corresponding high cost of production and low volume capabilities.

Cost of product sales as a percentage of product revenues were 61% and 79% for the first quarters of 1998 and 1997, respectively. The decrease in cost of product sales as a percentage of product revenues in the first quarter of 1998 compared with the respective period in 1997 resulted primarily from lower costs of manufacturing for the Company's EDRAM products and stable average selling prices of those products. Cost of product sales associated with the Company's FRAM products remained high during the quarter resulting primarily from the majority of FRAM products sold having been manufactured at the Company's Colorado Springs fabrication facility. Cost of product sales as a percentage of product revenues for FRAM products is expected to decrease beginning in the second quarter of 1998 as a larger mix of FRAM products sold will be manufactured at the Company's low cost alliance foundry manufacturing facilities.

Research and development expenses increased by $209,000 or approximately 7% to $3.2 million in the first quarter of 1998 when compared with the respective period in 1997. The increase in research and development expenses resulted primarily from increases in costs associated with the design and development of the Company's 16-megabit Enhanced Synchronous DRAM
("ESDRAM") product and from costs incurred to support customer-sponsored research and development design and foundry activities.

Sales, general and administrative ("SG&A") expenses decreased by $30,000 or approximately 2% in the first quarter of 1998 when compared with the respective period in 1997. The decreases in SG&A expenses resulted primarily from decreases in marketing costs associated with the Company's EDRAM products. Such decreases were partially offset by increased commission costs on increased product sales during the quarter.

Interest expense, related party during the first quarter of 1998 increased by approximately $87,000 when compared to the respective period in 1997 resulting from $2.9 million of additional borrowings during 1997 under the Company's credit facility with the Fund. There were no additional borrowings under such credit facility with the Fund during the first quarter of 1998.

Other income, net during the first quarter of 1998 decreased by $416,000 over the respective period in 1997 resulting primarily from the collection during the first quarter of 1997 of a receivable written off during a prior period.

During the quarter, the Company recorded a preferred stock non-cash imputed dividend and accretion of discount totaling $320,000 or $.008 per share on a basic and diluted basis. The imputed dividend and accretion of discount results from certain provisions of the Series A Convertible Preferred Stock ("Preferred Stock") whereby a dividend is to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The dividend is being recognized ratably pursuant to all outstanding Preferred Stock. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. For the current quarterly period, $100,000 represents 35 calendar days of imputed dividends and $220,000 represents one month of accretion of the discount (see
"Note 7").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of March 31, 1998 was approximately $20.3 million, representing a $14.1 million increase from December 31, 1997. The Company used approximately $1.4 million in operations during the first quarter of 1998 compared with generating $1.0 million from operations for the respective period in 1997. The use of $1.4 million in operations during the quarter resulted primarily from the funding of losses of $2.9 million and the pay down of accounts payable and accrued liabilities totaling approximately $.9 million. These uses of cash during the quarter were partially offset by a decrease in accounts receivable associated with the receipt of approximately $2.0 million during January 1998 from a December 1996 FRAM license agreement. Approximately $.5 million was used in investing activities during the first quarter of 1998 compared with $.1 million in the respective quarter in 1997. Such increases resulted primarily from the purchase of test and handling equipment associated with FRAM product manufacturing from the Company's FRAM alliance partners. The Company generated approximately $16 million, net of expenses, from financing activities during the quarter due primarily to the issuance of the Company's preferred stock in a private placement transaction during February 1998. As of March 31, 1998, the Company had working capital of approximately $18.0 million and total stockholders' equity of $30.7 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1998 by relying on its existing cash resources as of March 31, 1998 of $20.3 million, payments from existing and future license and development agreements and from the sale of the Company's FRAM and EDRAM products.

All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on June 30, 1998. The Company has requested an extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders. There is no assurance, however, that the Fund will agree to an extension of the payment date, or conversion into equity of amounts owed under the Fund's credit facility.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, and the funding of research and development efforts. The Company is continuing to pursue additional license and development arrangements with third parties as a source of such capital. The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

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

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development or in the periods presented in the Company's annual report on Form 10-K for the year ended December 31, 1997. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

In February 1997, the Company and SGS-Thomson Microelectronics SA ("SGS-Thomson") finalized a non-binding FRAM technology Memorandum of Understanding (the "MOU"). Such MOU expired on June 30, 1997 pursuant to the terms of the agreement. The Company and SGS-Thomson negotiated an extension to the original MOU which incorporated expanded terms from the original MOU and extended the term of such MOU to March 31, 1998. The MOU expired on March 31, 1998. The Company and SGS-Thomson continue to discuss possible FRAM development and licensing arrangements for a future agreement, but no contractual agreement exists at this time and there can be no assurance that such an agreement will be entered into between the parties.

PART II - OTHER INFORMATION

ITEMS 1 - 5   None

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 10.1* Amendment No. 3 RF/ID Products to High-Density FRAM Cooperation Agreement dated January 15, 1998 between the Registrant, Racom Systems, Inc., and Hitachi, Ltd.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 15, 1998                              /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)