Form 10-Q
period 1998-06-30
RAMTRON INTERNATIONAL CORP
filed 1998-08-13
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1998

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

Common Stock, $.01 Par Value - 37,953,772 shares as of August 10, 1998

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        June 30,   Dec. 31,
                                                          1998       1997
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $19,369    $ 6,193
  Accounts receivable, less allowances
   of $131 and $167, respectively                          1,784      4,762
  Inventories                                              6,345      7,147
  Deposits                                                    --         20
  Prepaid expenses and other                                 200        215
                                                        ---------  ---------
Total current assets                                      27,698     18,337

Property, plant and equipment, net                         7,860      8,024
Intangible assets, net                                     4,499      4,693
                                                        ---------  ---------
                                                         $40,057    $31,054
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                       $ 2,089    $ 3,017
  Accrued liabilities                                      1,162      1,535
  Accrued royalties                                          524        414
  License rights                                             550      1,100
  Deferred revenue                                           606        995
  Promissory note and accrued interest, related party      6,789      6,457
                                                        ---------  ---------
Total liabilities                                         11,720     13,518
                                                        ---------  ---------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized:
    Series A - 29 designated, 17 and no shares
    issued and outstanding, respectively                      --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized 37,954 and 37,923 shares issued
   and outstanding, respectively                             380        379
  Additional paid-in capital                             173,161    155,957
  Accumulated deficit                                   (145,204)  (138,800)
                                                        ---------  ---------
Total stockholders' equity                                28,337     17,536
                                                        ---------  ---------
                                                         $40,057    $31,054
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1998      1997      1998      1997
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 5,727   $ 4,423   $10,000   $ 7,574
   License fees                              --     2,000        --     2,000
   Customer-sponsored research
     and development                         16         2       605        36
                                        --------  --------  --------  --------
                                          5,743     6,425    10,605     9,610
                                        --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  3,545     3,289     6,171     5,782
   Research and development               2,528     2,446     5,199     5,379
   Customer-sponsored research
     and development                         14         2       515        32
   Sales, general and administrative      2,021     2,297     3,928     4,234
                                        --------  --------  --------  --------
                                          8,108     8,034    15,813    15,427
                                        --------  --------  --------  --------

Operating loss                           (2,365)   (1,609)   (5,208)   (5,817)

Interest expense, related party            (167)      (79)     (332)     (157)
Other income, net                           250        51       376       593
                                        --------  --------  --------  --------
Net loss                                $(2,282)  $(1,637)  $(5,164)  $(5,381)
                                        ========  ========  ========  ========

Loss per common share:
   Net loss                             $(2,282)  $(1,637)  $(5,164)  $(5,381)
   Imputed dividends on convertible
     preferred stock                       (261)       --      (361)       --
   Accretion of discount on
     convertible preferred stock           (659)       --      (879)       --
                                        --------  --------  --------  --------
Net loss applicable to common shares    $(3,202)  $(1,637)  $(6,404)  $(5,381)
                                        ========  ========  ========  ========

Net loss per share                       $(0.08)   $(0.04)   $(0.17)   $(0.15)
                                        ========  ========  ========  ========

Weighted average shares                  37,954    37,000    37,950    36,998
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1998      1997
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(5,164)  $(5,381)
   Adjustments used to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                           1,263     1,302
     Other                                                       1      (485)

Changes in assets and liabilities:
     Accounts receivable                                     2,978     2,832
     Inventories                                               801     1,245
     Prepaid expenses                                            4       430
     Accounts payable and accrued liabilities               (1,191)     (256)
     License rights                                           (550)     (550)
     Accrued interest, related party                           332       157
     Deferred revenue                                         (389)      253
     Other                                                    (175)      459
                                                          --------- ---------
Net cash provided by (used in) operating activities         (2,090)        6
                                                          --------- ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (706)     (417)
                                                          --------- ---------
Net cash used in investing activities                         (706)     (417)
                                                          --------- ---------

Cash flows from financing activities:
   Issuance of capital stock, net of expenses               15,972         6
                                                          --------- ---------
Net cash provided by financing activities                   15,972         6
                                                          --------- ---------

Net increase (decrease) in cash and cash equivalents        13,176      (405)

Cash and cash equivalents, beginning of period               6,193     3,182
                                                          --------- ---------
Cash and cash equivalents, end of period                   $19,369   $ 2,777
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 1998 and 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No. 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. For the periods ended June 30, 1998 and 1997, comprehensive income is the same as net income.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133") effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management believes that SOP 98-5 will not have a material impact on the Company's financial statements.

NOTE 3.   INVENTORIES

Inventories consist of:

                               June 30,    Dec. 31,
                                 1998        1997
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $3,336      $4,108
    Work in process              2,836       2,932
    Raw material                   173         107
                                ------      ------
    Total                       $6,345      $7,147
                                ======      ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. The outstanding principal balance and accrued interest as of June 30, 1998 under the Fund Credit Facility were $5,500,000 and $1,289,000, respectively. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before the maturity date of the loan at a conversion price equal to $10.5125 for each share of common stock. In June 1998, the Fund extended the maturity date of the Fund Credit Facility from June 30, 1998 to September 30, 1998 while it investigates the advisability of a long-term extension to such loan agreement. All other terms and provisions pursuant to the Fund Credit Facility remain unmodified and in full force and effect.

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

NOTE 6.   EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997.

NOTE 7.   PRIVATE PLACEMENT

In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock have no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, will automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Until September 1, 1998, the Conversion Price shall be $10.00. Thereafter, subject to a maximum conversion price, the Conversion Price will be equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount ranging from 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999). The terms of the Preferred Stock include a cash redemption feature which allows the Company, at its option, in lieu of the issuance of common stock, to honor such conversions through a cash payment.

Each purchaser of the Series A Preferred Stock has agreed to trading limitations for the offer or sell of common stock resulting from the conversion of the Preferred Stock. In addition, the purchasers of the Preferred Stock and their affiliates have agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities that involve the direct or indirect use of the common stock to hedge their investment in the Preferred Stock; however, the investor may write call options if the call exercise price is greater than the effective Conversion Price on the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion in amounts not greater than the number of shares issuable upon conversion.

The conversion discount of the Preferred Stock is considered to be an additional preferred stock dividend. The conversion discount and dividends pursuant to the terms of the Preferred Stock are recorded as a reduction of income available to common stockholders.

NOTE 8.   CONTINGENCIES

A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The Patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is, therefore, conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes,"
"estimates" and variations of such words are intended to represent forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that could cause actual results to differ materially include, but are not limited to the following: (i) the timely completion of the development and qualification for manufacturing of the Company's new enhanced dynamic random access memory ("EDRAM" (registered trademark)) and ferroelectric random access memory ("FRAM" (registered trademark)) products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products;
(iii) acceptance of new high-density FRAM products, which may be developed;
(iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the availability and related cost of future financing; (vii) the retention of key personnel; (viii) the outcome of the Company's patent interference and litigation proceedings; (ix) changing economic conditions; (x) continued financial uncertainties in the Asian markets; and (xi) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenue for the second quarter of 1998 decreased by 11% to $5.7 million from $6.4 million in the respective period in 1997. For the six months ended
June 30, 1998, revenue increased by 10% to $10.6 million from $9.6 million in the respective period in 1997. Revenues for the quarter and six month periods ended June 30, 1998 were comprised primarily from product sales. No license and development fee revenues were recorded during the quarter or six month period from new license agreements or from the achievement of milestones pursuant to existing license agreements. For the same periods in 1997, $2.0 million of such license and development fee revenues were recorded as a result of a milestone achievement from an existing FRAM licensee. Customer-sponsored research and development revenues were minimal during the quarter, but totaled $605,000 for the six month period and resulted primarily from FRAM specialty design services and FRAM foundry services.

Product sales revenues for the second quarter and six months ended June 30, 1998 were $5.7 million and $10.0 million, respectively, representing an increase of 29% for the quarter and an increase of 32% for the six month period over the respective periods in 1997. Product revenues for the second quarter and six month periods from a year ago totaled $4.4 million and $7.6 million, respectively. Product sales revenue for the current year consists primarily of EDRAM product sales with such products accounting for 85% of total product sales in the quarter and six month periods and FRAM product sales accounting for the remaining 15%. For the same periods in 1997, EDRAM products accounted for 90% of total product sales for the quarter and six month period with FRAM product sales accounting for the remaining 10%.

EDRAM unit shipments increased by approximately 26% during the quarter and the six month period and average selling prices decreased by approximately 4% and 2%, respectively, from the same periods in 1997. The increase in product revenues for the quarter and six month period resulted primarily from an increase in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment and RAID disc controllers. A decreasing demand for the Company's 4-megabit EDRAM products is expected to occur in future periods as the Company's 16-megabit EDRAM products become available. The availability of such products is expected to begin during the fourth quarter of 1998. The Company anticipates that average selling prices of its 4-megabit EDRAM products will continue to decline in future periods. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing specialty memories. The Company has historically experienced a decline in EDRAM revenues during the third quarter of the year. The Company does not currently have sufficient information to predict whether this same decline in EDRAM revenues will occur during the third quarter of 1998.

FRAM product revenues for the second quarter and the six months ended June 30, 1998 increased to $859,000 and $1,545,000, respectively, representing increases of 108% and 113%, respectively, over the same periods in 1997. Such increases resulted from the increased availability of FRAM products from one of the Company's foundry sources and from the beginning of renewed sales and marketing activities in response to increased FRAM product availability. As a result of the FRAM foundry manufacturing capacity now available from one of the Company's FRAM licensing partners, and the expected future foundry capacity from the Company's other FRAM alliance partners, the Company began to limit FRAM production from its Colorado Springs fabrication facility during the quarter due to the facility's corresponding high cost of production and low volume capabilities. The Company anticipates that commercial FRAM production from its Colorado Springs facility will cease prior to the end of the first quarter of 1999.

Cost of product sales as a percentage of product revenues during the quarter and for the six months ended June 30, 1998 were 62% and 62%, respectively, compared with 74% and 76%, respectively, for the same periods in 1997. The decrease in cost of product sales as a percentage of product revenues in the second quarter and the six months ended June 30, 1998 compared with the respective periods in 1997 resulted primarily from lower costs of manufacturing for the Company's EDRAM products and relatively stable average selling prices of those products. Cost of product sales associated with the Company's FRAM products remained high during the quarter resulting primarily from the majority of FRAM products sold having been manufactured at the Company's Colorado Springs fabrication facility. Cost of product sales as a percentage of product revenues for FRAM products is expected to decrease in future quarters as a larger mix of FRAM products sold will be manufactured at the Company's lower cost alliance foundry manufacturing facilities.

Research and development expenses increased by $82,000 or 3% to $2.5 million in the second quarter of 1998 when compared with the respective period in 1997, and for the six month period ended June 30, 1998, research and development expenses decreased by $180,000 or 3% when compared with the respective period in 1997. The Company has incurred increases in research and development expenses during 1998 resulting from increased costs associated with the design and development of the Company's 16-megabit Enhanced Synchronous DRAM ("ESDRAM") product and from costs incurred to support customer-sponsored research and development design and foundry activities. These increases in research and development expenses during the six month period were partially offset by decreases in expenses resulting from the reduction in materials and process development activities associated with the operation of the Company's Colorado Springs FRAM fabrication facility.

Sales, general and administrative ("SG&A") expenses for the second quarter and the six month period ended June 30, 1998 decreased by $276,000 (12%) and $306,000 (7%), respectively, as compared with the same periods in 1997. The decreases in SG&A expenses for the quarter and six month periods resulted primarily from a decrease in withholding taxes on license and development fee revenue. Withholding taxes totaling $200,000 were recorded in the second quarter of 1997 corresponding to the recording of $2.0 million in license and development fee revenue. During 1998, there has been no license and development fee revenue recorded and, therefore, no withholding tax expense recorded. Marketing cost reductions associated with the Company's EDRAM products were also realized during the second quarter and for the six month period ended June 30, 1998. Such decreases were partially offset by increased commission costs on increased product sales during the quarter and the six month period ended June 30, 1998.

Interest expense, related party during the second quarter and for the six months ended June 30, 1998 increased by $88,000 and $175,000, respectively, when compared to the same periods in 1997 resulting from the expensing of interest on $2.9 million of additional borrowings which occurred during the last four months of 1997 under the Company's credit facility with the Fund. There were no additional borrowings under such credit facility with the Fund during the first six months of 1998.

Other income during the second quarter and for the six months ended June 30, 1998 increased by $199,000 for the quarter and decreased by $217,000 for the six month period over the respective periods in 1997. Increases in other income during the quarter resulted from increases in interest earned on increased cash balances, which resulted from the February 1998 private placement of equity. Decreases recorded in the six month period ended
June 30, 1998, resulted primarily from the collection during the first quarter of 1997 of a receivable written off in a previous period with no similar collection taking place during 1998.

During the quarter and the six month period ended June 30, 1998, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $920,000 and $1,240,000, respectively, or ($.02) and ($.03) per share, respectively, on a basic and diluted basis. The imputed dividend and accretion of discount results from certain provisions of the Series A Convertible Preferred Stock ("Preferred Stock") whereby a dividend is to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The dividend is being recognized ratably pursuant to all outstanding Preferred Stock. The discount is being recognized ratably as non-cash deemed dividend over the applicable fourteen month period (see "Note 7").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance as of June 30, 1998 was approximately $19.4 million, representing a $13.2 million increase from December 31, 1997. The Company used approximately $2.1 million in operations during the first six months of 1998 compared with generating $6,000 from operations for the respective period in 1997. The use of $2.1 million in operations during the quarter resulted primarily from the funding of losses of $5.2 million and the pay down of accounts payable, accrued liabilities and license rights totaling approximately $1.7 million. These uses of cash during the six month period were partially offset by a $3.0 million decrease in accounts receivable. Such decrease in accounts receivable resulted primarily from the receipt of approximately $2.0 million during January 1998 from a December 1996 FRAM license agreement. Approximately $.7 million was used in investing activities during the first quarter of 1998 compared with $.4 million in the respective quarter in 1997. Such increases resulted primarily from the purchase of test and handling equipment associated with increased FRAM foundry production. The Company generated approximately $16 million, net of expenses, from financing activities during the six month period due primarily to the issuance of the Company's preferred stock in a private placement transaction during February 1998. As of June 30, 1998, the Company had working capital of approximately $16.0 million and total stockholders' equity of $28.3 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1998 by relying on its existing cash resources as of June 30, 1998 of $19.4 million, payments from existing and future license and development agreements and from the sale of the Company's FRAM and EDRAM products.

All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on September 30, 1998. The Company has requested a permanent extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders. There is no assurance, however, that the Fund will agree to an extension of the payment date, or conversion into equity of amounts owed under the Fund's credit facility.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, and the funding of continued research and development efforts. The Company is continuing to pursue additional license and development arrangements with third parties as a source of such capital. The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

The Company has available a "green floor" provision in the terms of its Series A Convertible Preferred Stock that allows the Company, at its option, in lieu of the issuance of common stock, to honor such conversions through a cash payment. Such cash payment would be equal in amount to the proceeds that would otherwise have been received by the investor via conversion to common stock and subsequent sale at the high trade price on the date of conversion (see "Note 7"). The Company is currently investigating the effects of exercising this provision, but has not yet made a decision concerning the use of such a provision.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a more cost-effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not typically occur on a consistent basis and is, therefore, expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations. The Company is continuing its efforts to improve and increase commercial production and sales of its EDRAM products and low-density FRAM products, decrease the cost of producing such products and develop and commercialize new high and low-density FRAM products and enhancements to its existing FRAM and EDRAM products.

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

YEAR 2000

The Company's Year 2000 project is being managed by a team of internal staff. The Company will also be contracting with one or more outside consultants specializing in Year 2000 issues to assist the Year 2000 team. The team's activities are designed to ensure that there are no adverse effects on the Company's operations and that transactions with customers, vendors and financial institutions are fully supported. The Company is currently in the phase of assessing the magnitude of the Year 2000 exposure as it effects the Company and performing testing on internal systems. The Company has also initiated formal communications with vendors, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues as such issues interface with the Company's systems or otherwise effect the Company. The Company believes that the assessment, testing and beginning remediation phases of its Year 2000 project will be completed by December 31, 1998. Any remaining remediation that is required after the assessment and testing phase is completed will commence immediately thereafter. The Company anticipates that its remediation activities together with a contingency plan will be completed prior to mid-year 1999. The Company believes, based on progress to date, that the costs of complying with the Year 2000 issues will not have a material effect on the Company's financial position. Once a full assessment of the Year 2000 issue is completed, the Company should be able to estimate the total cost of compliance.

The Company has determined that certain of its software and hardware will have to be replaced or updated so that its systems will operate properly with respect to dates in the periods prior to the year 2000 and beyond. The Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in becoming Year 2000 compliant as the majority of its software is issued with frequent updates which have or are expected to address the Year 2000 compliance issue. The Company believes that with updates to new software or replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies in its product test equipment. Failure to properly address the internally generated software programs and test hardware platforms associated with this test equipment for Year 2000 compliance could result in delays in testing of products during the period immediately following December 31, 1999.

The Company is currently assessing the extent to which its operations are vulnerable from interactions with its vendors, customers and financial institutions should those organizations fail to properly remediate their systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company business, results of operations and financial condition. The Company believes that it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures and sells.

PART II - OTHER INFORMATION

ITEMS 1 - 3   None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name:

       Name of Director       Votes Cast for Director     Votes Withheld
       ----------------       -----------------------     --------------

       L. David Sikes                29,104,501               626,540
       Greg B. Jones                 29,104,426               626,615
       William G. Howard             29,104,467               626,574
       George J. Stathakis           29,021,704               709,337
       William G. Tull               29,099,627               631,414
       L.T. Womack                   22,445,518             7,285,523
       Michael L. Rothschild         29,103,573               627,468

At the Annual Meeting, the stockholders approved, with 19,031,993 votes cast in favor, 738,396 votes cast against and 161,372 abstentions, the reservation for issuance of the shares of Common Stock issuable (i) upon the conversion of shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") issued in a February 1998 private placement, (ii) upon conversion of the Series A Preferred Stock to be issued as dividends on the outstanding Series A Preferred Stock and (iii) in respect of the related placement agents' warrants to purchase shares of Series A Preferred Stock.

ITEM 5 - None

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 10.1 First Amendment to Loan Agreement and Other Loan Documents between the National Electrical Benefit Fund and the Registrant dated June 1, 1998.

               Exhibit 27     Financial Data Schedule

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 12, 1998                           /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)