Form 10-Q
period 1998-09-30
RAMTRON INTERNATIONAL CORP
filed 1998-11-13
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1998

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

Common Stock, $.01 Par Value - 60,427,612 shares as of November 10, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        Sep. 30,   Dec. 31,
                                                          1998       1997
                                                        ---------  ---------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $17,658    $ 6,193
  Accounts receivable, less allowances
   of $190 and $167, respectively                          2,897      4,762
  Inventories                                              5,271      7,147
  Deposits                                                    --         20
  Prepaid expenses and other                                 200        215
                                                        ---------  ---------
Total current assets                                      26,026     18,337

Property, plant and equipment, net                         7,470      8,024
Intangible assets, net                                     4,397      4,693
                                                        ---------  ---------
                                                         $37,893    $31,054
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                       $ 2,172    $ 3,017
  Accrued liabilities                                      1,216      1,535
  Accrued royalties                                          536        414
  License rights                                             550      1,100
  Deferred revenue                                           871        995
  Common stock price adjustment                            2,649         --
  Promissory note and accrued interest, related party      6,958      6,457
                                                        ---------  ---------
Total liabilities                                         14,952     13,518
                                                        ---------  ---------

Stockholders' equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized:
    Series A - 29 designated, 15 and no shares
    issued and outstanding, respectively                      --         --
  Common stock, $0.01 par value, 75,000 shares
   authorized 41,192 and 37,923 shares issued
   and outstanding, respectively                             412        379
  Additional paid-in capital                             174,002    155,957
  Accumulated deficit                                   (151,473)  (138,800)
                                                        ---------  ---------
Total stockholders' equity                                22,941     17,536
                                                        ---------  ---------
                                                         $37,893    $31,054
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                          1998      1997      1998      1997
                                        --------  -------- ---------  --------
Revenue:
   Product sales                        $ 5,142   $ 3,584   $15,142   $11,158
   License fees                              --     1,750        --     3,750
   Customer-sponsored research
     and development                        266        80       871       116
                                        --------  -------- ---------  --------
                                          5,408     5,414    16,013    15,024
                                        --------  -------- ---------  --------
Costs and expenses:
   Cost of product sales                  2,729     2,659     8,900     8,441
   Research and development               3,187     2,279     8,386     7,658
   Customer-sponsored research
     and development                        242        72       757       104
   Sales, general and administrative      1,992     2,000     5,920     6,234
                                        --------  -------- ---------  --------
                                          8,150     7,010    23,963    22,437
                                        --------  -------- ---------  --------
Operating loss                           (2,742)   (1,596)   (7,950)   (7,413)

Interest expense, related party            (169)      (82)     (501)     (239)
Other income, net                           185        33       561       626
Common stock price adjustment            (2,649)       --    (2,649)       --
                                        --------  -------- ---------  --------
Net loss                                $(5,375)  $(1,645) $(10,539)  $(7,026)
                                        ========  ======== =========  ========
Loss per common share:
   Net loss                             $(5,375)  $(1,645) $(10,539)  $(7,026)
   Imputed dividends on convertible
     preferred stock                       (256)       --      (617)       --
   Accretion of discount on
     convertible preferred stock           (638)       --    (1,517)       --
                                        --------  --------  --------  --------
Net loss applicable to common shares    $(6,269)  $(1,645) $(12,673)  $(7,026)
                                        ========  ======== =========  ========
Net loss per share - basic and diluted   $(0.16)   $(0.04)   $(0.33)   $(0.19)
                                        ========  ======== =========  ========
Weighted average shares outstanding      38,165    37,018    38,162    37,014
                                        ========  ======== =========  ========
See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1998      1997
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                               $(10,539)  $(7,026)
   Adjustments used to reconcile net loss to
       net cash used in operating activities:
     Depreciation and amortization                           1,884     1,898
     Common stock price adjustment                           2,649        --
     Other                                                       5      (485)

Changes in assets and liabilities:
     Accounts receivable                                     1,865     3,949
     Inventories                                             1,875       (88)
     Prepaid expenses                                            8       453
     Accounts payable and accrued liabilities               (1,041)    1,153
     Accrued interest, related party                           501       239
     Deferred revenue                                         (125)      136
     Other                                                    (276)     (278)
                                                          --------- ---------
Net cash used in operating activities                       (3,194)      (49)
                                                          --------- ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (747)   (1,035)
                                                           --------- ---------
Net cash used in investing activities                         (747)   (1,035)
                                                          --------- ---------

Cash flows from financing activities:
   Proceeds from promissory note, related party                 --     1,400
   Issuance of capital stock, net of expenses               15,956       527
   Payments on license rights payable                         (550)     (550)
                                                          --------- ---------
Net cash provided by financing activities                   15,406     1,377
                                                          --------- ---------

Net increase in cash and cash equivalents                   11,465       293

Cash and cash equivalents, beginning of period               6,193     3,182
                                                          --------- ---------
Cash and cash equivalents, end of period                   $17,658   $ 3,475
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1998
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 1998 and 1997 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No. 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. For the periods ended September 30, 1998 and 1997, comprehensive income is the same as net income.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133") effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management is currently evaluating the effect SFAS No. 133 will have on the Company's financial statements.

NOTE 3.   INVENTORIES

Inventories consist of:
                               Sep. 30,    Dec. 31,
                                 1998        1997
                               --------    --------
                                  (in thousands)
                                   (Unaudited)

    Finished goods              $2,954      $4,108
    Work in process              2,181       2,932
    Raw material                   136         107
                                ------      ------
    Total                       $5,271      $7,147
                                ======      ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12,000,000 bearing interest at 12% and maturing in June 1998. In June 1998, the Fund extended the maturity date of the Fund Credit Facility from June 30, 1998 to September 30, 1998. In September 1998, the Fund extended the maturity date once again from September 30, 1998 to December 15, 1998. The extensions were initiated by the Fund in order to provide the Fund with the necessary time to investigate the advisability of a long-term extension to such loan agreement. All other terms and provisions pursuant to the Fund Credit Facility remain unmodified and in full force and effect during the extension period. The Fund Credit Facility is secured by a first priority security lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into Common Stock at any time or times before the maturity date of the loan at a conversion price equal to $10.5125 for each share of common stock. The outstanding principal balance and accrued interest as of September 30, 1998 under the Fund Credit Facility were $5,500,000 and $1,458,000, respectively.

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

NOTE 6.   EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997.

NOTE 7.   COMMON STOCK PRICE ADJUSTMENT

In December 1997, the Company issued and sold in a private placement to certain investment funds ("Holders") 800,000 shares of Common Stock at an issue price of $4.93 per share resulting in aggregate gross proceeds to the Company of $3,944,000.

Subject to certain exceptions, if during the twelve-month period following the closing of the transaction, the Company sells any shares of Common Stock for an issue price lower than the purchase price, the purchase price per share of such Common Stock shall be adjusted downward to equal such lower issue price. Any such adjustment would be effected by issuing additional shares of Common Stock to the Holders who purchased shares in the private placement. A sale of shares pursuant to the terms of the agreement includes the sale or issuance of rights, options, warrants or convertible securities under which the Company is or may become obligated to issue shares of Common Stock, and the selling price of the Common Stock converted thereby shall be the exercise or conversion price thereof plus the consideration (if any) received by the Company upon such sale or issuance.

The Holders are not required to accept, by way of any such adjustment, a number of common shares such that the total number of common shares held by the Holders, which were held by them on the date of the agreement, or acquired by them pursuant to the agreement, would exceed 4.99% of the total outstanding Common Stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund to the extent necessary to avoid the 4.99% limitation to be exceeded. As of September 30, 1998, the additional shares and cash refund to effect the limitation adjustment is 1,321,412 shares and $2.6 million, respectively. The Company's obligations to deliver cash to the Holders, if so elected by the holders, is recorded as a current liability with a corresponding charge to earnings.

NOTE 8.   STOCKHOLDERS' EQUITY

In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock have no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, will automatically convert into Common Stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Until September 1, 1998, the Conversion Price was $10.00. Thereafter, subject to a maximum conversion price, the Conversion Price is equal to the lowest trading price of the Common Stock for the 22 trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999). The terms of the Preferred Stock include a cash redemption feature which allows the Company, at its option, in lieu of the issuance of Common Stock, to honor such conversions through a cash payment.

Each purchaser of the Preferred Stock has agreed to trading limitations for the offer or sale of Common Stock resulting from the conversion of the Preferred Stock. In addition, the purchasers of the Preferred Stock and their affiliates have agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities that involve the direct or indirect use of the Common Stock to hedge their investment in the Preferred Stock; however, the investor may write call options if the call exercise price is greater than the effective Conversion Price on the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion in amounts not greater than the number of shares issuable upon conversion.

The conversion discount of the Preferred Stock is considered to be an additional preferred stock dividend. The conversion discount and dividends pursuant to the terms of the Preferred Stock are recorded as a reduction of income available to common stockholders.

On October 21, 1998, the Company suspended conversions of the Preferred Stock because the Company had issued, from its authorized shares, the maximum number of common shares available for such conversions (22,473,840 shares). No further conversions of the Preferred Stock will be effected until and unless the Company's shareholders approve an authorization of additional common stock. At the time of suspension of the Preferred Stock conversions, approximately $9.9 million of Preferred Stock, plus accrued dividends, remained outstanding.

NOTE 9.   CONTINGENCIES

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes,"
"estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that could cause actual results to differ materially include, but are not limited to the following: (i) the timely completion of the development and qualification for manufacturing of the Company's new enhanced dynamic random access memory ("EDRAM" (registered trademark)) and ferroelectric random access memory ("FRAM" (registered trademark)) products; (ii) broader customer acceptance of its EDRAM products and low-density FRAM products;
(iii) acceptance of new high-density FRAM products, which may be developed;
(iv) the Company's and its alliance partners' ability to manufacture its products on a cost-effective and timely basis in the Company's own facility and through its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) the availability and related cost of future financing;
(viii) the effects on the Company from the Common Stock price adjustment with respect to the holders of Common Stock issued in the December 1997 private placement; (ix)the effect on the Company from its obligation to convert Preferred Stock; (x) the retention of key personnel; (xi) the outcome of the Company's patent interference proceedings; (xii) changing economic conditions;
(xiii) continued financial uncertainties in the Asian markets; and
(xiv) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenue for the quarter at $5.4 million was unchanged from the respective period in 1997. For the nine months ended September 30, 1998, revenue increased by 7% to $16.0 million from $15.0 million in the respective period in 1997. Revenues for the quarter and nine month periods ended September 30, 1998 were comprised primarily from product sales. No license and development fee revenues were recorded during the quarter or nine month period from new license agreements or from the achievement of milestones pursuant to existing license agreements. For the same periods in 1997, license and development fee revenues of $1.8 million and $3.8 million, respectively, were recorded as a result of milestone achievements from an existing FRAM licensee. Customer-sponsored research and development revenues for the quarter and nine month period totaled $0.3 million and $0.9 million, respectively, and resulted primarily from FRAM specialty design services and FRAM foundry services.

Product sales revenues for the quarter and nine months ended September 30, 1998 were $5.1 million and $15.1 million, respectively, representing an increase of 43% for the quarter and an increase of 36% for the nine month period over the respective periods in 1997. Product revenues for the quarter and nine month periods from a year ago totaled $3.6 million and $11.2 million, respectively. Product sales revenue for the current year consists primarily of EDRAM product sales with such products accounting for 90% and 86% of total product sales in the quarter and nine month periods, respectively, and FRAM product sales accounting for the remaining 10% and 14%, respectively. For the same periods in 1997, EDRAM products accounted for 90% of total product sales for the quarter and nine month period with FRAM product sales accounting for the remaining 10%.

EDRAM unit shipments increased by approximately 40% and 30% during the quarter and the nine month period, respectively. Average selling prices increased for the quarter by approximately 3% and decreased by less than 1% for the nine month period from the respective periods in 1997. The increase in product revenues for the quarter and nine month period resulted primarily from an increase in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment, voice messaging systems and RAID disc controllers. A decreasing demand for the Company's 4-megabit EDRAM products is expected to occur in future periods as the Company's 16-megabit ESDRAM products become available and as customers seek higher density memories. The availability of such 16-megabit products is expected to begin during the fourth quarter of 1998. The Company anticipates that average selling prices of its 4-megabit EDRAM products will continue to decline in future periods. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing specialty memories. The Company has historically experienced a decline in EDRAM revenues during the third and fourth quarters of the year. The Company does not currently have sufficient information to predict whether this same decline in EDRAM revenues will occur during the fourth quarter of 1998.

FRAM product revenues for the quarter and the nine months ended September 30, 1998 increased to $0.5 million and $2.0 million, respectively, representing increases of 41% and 90%, respectively, over the same periods in 1997. Such increases resulted from the increased availability of FRAM products from one of the Company's foundry sources and from the beginning of renewed sales and marketing activities in response to increased FRAM product availability. As a result of the FRAM foundry manufacturing capacity now available from one of the Company's FRAM licensing partners, and the expected future foundry capacity from the Company's other FRAM alliance partners, the Company began to limit FRAM production from its Colorado Springs fabrication facility during the second quarter due to the facility's corresponding high cost of production and low volume capabilities. The Company anticipates that commercial FRAM production from its Colorado Springs facility will cease prior to the end of the first quarter of 1999.

Cost of product sales as a percentage of product revenues during the quarter and for the nine months ended September 30, 1998 were 53% and 59%, respectively, compared with 74% and 76%, respectively, for the same periods in 1997. The decrease in cost of product sales as a percentage of product revenues in the quarter and the nine months ended September 30, 1998 compared with the respective periods in 1997 resulted primarily from lower costs of manufacturing for the Company's EDRAM products and relatively stable average selling prices of those products. Cost of product sales associated with the Company's FRAM products remained high during the quarter resulting primarily from the absorption of manufacturing overhead into the limited quantity of FRAM products manufactured and sold. Cost of product sales as a percentage of product revenues for FRAM products is expected to decrease in future quarters as a greater quantity and mix of FRAM products sold will be manufactured at the Company's lower cost alliance foundry manufacturing facilities.

Combined research and development expenses increased by $1.1 million or 46% to $3.4 million in the quarter when compared with the respective period in 1997, and for the nine month period ended September 30, 1998, combined research and development expenses increased by $1.4 or 18% when compared with the respective period in 1997. The Company has incurred increases in research and development expenses during 1998 resulting from increased costs associated with the design and development of the Company's 16-megabit Enhanced Synchronous DRAM ("ESDRAM") products and from costs incurred to support customer-sponsored research and development design and foundry activities. Increased expenses associated with the Company's 16-megabit ESDRAM development include additional design resources, mask production, prototype wafer production and test program development. Such increases in research and development expenses during the nine month period were partially offset by decreases in expenses resulting from the reduction in materials and process development activities associated with the operation of the Company's Colorado Springs FRAM fabrication facility.

Sales, general and administrative ("SG&A") expenses for the quarter and the nine month period ended September 30, 1998 decreased by $8,000 and $314,000 (5%), respectively, as compared with the same periods in 1997. The decreases in SG&A expenses for the quarter and nine month periods resulted primarily from decreases in foreign withholding taxes on license and development fee revenue. Foreign withholding taxes totaling $175,000 and $375,000 were recorded in the quarter and nine months ended September 30, 1997, respectively, corresponding to the recording of $1.75 million and $3.75 million in license and development fee revenue for these periods. During 1998, there has been no license and development fee revenue recorded and, therefore, no foreign withholding tax expense recorded. Such decreases in SG&A expenses were partially offset by commission expenses on increased product sales during the quarter and the nine month period ended September 30, 1998 and from increased advertising costs for the same periods associated with the Company's 16-megabit ESDRAM products.

Interest expense, related party during the quarter and for the nine months ended September 30, 1998 increased by $87,000 and $262,000, respectively, when compared to the same periods in 1997 resulting from the expensing of interest on $2.9 million of additional borrowings which occurred during the last four months of 1997 under the Company's credit facility with the Fund. There were no additional borrowings under the credit facility with the Fund during the first nine months of 1998.

Other income during the quarter and for the nine months ended September 30, 1998 increased by $152,000 for the quarter and decreased by $65,000 for the nine month period over the respective periods in 1997. Increases in other income during the quarter resulted from increases in interest earned on increased cash balances, which resulted from the February 1998 private placement of equity. Decreases recorded in the nine month period ended September 30, 1998, resulted primarily from the collection during the first quarter of 1997 of a receivable written off in a previous period with no similar collection taking place during 1998.

A Common Stock price adjustment of $2.6 million was recorded during the quarter and reflects a non-cash adjustment associated with a Common Stock private placement transaction, which occurred in December 1997. The terms of the agreement include, with certain limitations, a price-reset feature that allows the investor to receive cash and/or Common Stock to effect the price-reset. The Company's obligations to deliver cash to the Holders, if so elected by the holders, is recorded as a current liability with a corresponding charge to earnings (see "Note 7").

During the quarter and the nine month period ended September 30, 1998, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $894,000 and $2,134,000, respectively, or ($.02) and ($.06) per share, respectively, on a basic and diluted basis. The imputed dividend and accretion of discount results from certain provisions of the Series A Convertible Preferred Stock ("Preferred Stock"), whereby a dividend is to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The dividend is being recognized ratably pursuant to the outstanding Preferred Stock. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen month period (see "Note 8").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance as of September 30, 1998 was approximately $17.7 million, representing an $11.5 million increase from December 31, 1997. The Company used approximately $3.2 million in operations during the first nine months of 1998 compared with a use of $49,000 in operations for the respective period in 1997. The use of $3.2 million in operations during the nine month period resulted primarily from the funding of losses of $10.5 million, less $4.5 million in non-cash adjustments and the pay down of accounts payable and accrued liabilities totaling approximately $1.0 million. Such uses of cash during the nine month period were partially offset by a $1.9 million decrease in accounts receivable and a $1.9 million decrease in inventories. The decrease in accounts receivable resulted primarily from the receipt of approximately $2.0 million during January 1998 from a December 1996 FRAM license agreement. The decrease in inventories of $1.9 million resulted from greater than expected sales of the Company's EDRAM products during the third quarter of 1998. Approximately $.7 million was used in investing activities during the first nine months of 1998 compared with $1.0 million in the respective period in 1997. Such use of cash in 1998 resulted primarily from the purchase of test and handling equipment associated with increased FRAM foundry production and from the purchase of computer related equipment and software associated with expanding the Company's EDRAM design capabilities. The Company generated approximately $16 million, net of expenses, from financing activities during the nine month period due primarily to the issuance of the Company's preferred stock in a private placement transaction during February 1998. As of September 30, 1998, the Company had working capital of approximately $11.1 million and total stockholders' equity of $22.9 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1998 and into 1999 by relying on its existing cash and cash equivalent resources as of September 30, 1998 of $17.7 million, payments from existing and future license and development agreements and from the sale of the Company's FRAM and EDRAM products.

All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on December 15, 1998. The Company has requested a long-term extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders. There is no assurance, however, that the Fund will agree to a long-term extension of the payment date, or conversion into equity of amounts owed under the Fund's credit facility.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, the funding of continued research and development efforts, the costs associated with currently existing and any future patent infringement and interference proceedings, and the costs associated with restructuring of the Company's capital base. The Company is continuing to pursue additional license and development arrangements with third parties as a source of such capital. The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

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

The Company has determined that certain of its software and hardware will have to be replaced or updated so that its systems will operate properly with respect to dates in the periods prior to the year 2000 and beyond. The Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in becoming Year 2000 compliant as the majority of its software is issued with frequent updates, which have or are expected to address the Year 2000 compliance issue. The Company believes that with updates to new software or replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies in its product test equipment. Failure to properly address the internally generated software programs and test hardware platforms associated with this test equipment for Year 2000 compliance could result in delays in testing of products during the period immediately following December 31, 1999.

The Company is currently assessing the extent to which its operations are vulnerable from interactions with its vendors, customers and financial institutions should those organizations fail to properly remediate their systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures and sells.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The Company was listed as a defendant in a lawsuit filed in October 1997, by the Trustee of the NTC liquidating Trust against Brown Brothers Harriman, Citibank N.A. (the Company's stock transfer agent) and the Company. The NTC Liquidating Trust was created under Colorado law, in connection with implementation of Chapter 11 plans of liquidation for Oren Benton, a former principal shareholder of the Company. The Trustee's claim is based on allegations that Benton and affiliated persons caused shares of Common Stock of the Company to be converted, concealed, or wrongly transferred in violation of the automatic stay in effect as a result of the Benton bankruptcy filing.

On October 20, 1998, the United States Bankruptcy Court for the District of Colorado determined that the Trustee had not pled facts sufficient to establish Benton's interest in the shares of Common Stock of Ramtron on the date of his bankruptcy filing under non-bankruptcy law. As a consequence, the court determined that the complaint was not sufficient to support a claim that the Ramtron stock was property of the estate subject to an automatic stay.
The court ordered that all claims in the case be dismissed.

On October 29, 1998, the Trustee filed an appeal to this decision with the United States Bankruptcy Court in the District of Colorado.

On November 6, 1998, the Trustee filed a motion to dismiss the Company and Citibank N.A. from the appeal.

On November 9, 1998, the court ordered that the Company and Citibank N.A. were dismissed without prejudice from the appeal.

ITEMS 2 - 4   None

ITEM 5 - Other Information

On July 22, 1998, Dr. Michael L. Rothschild resigned his position as Director of the Company. Dr. Rothschild had been a director of the Company since October 1996 when BEA Associates elected him as its designee on the Company's Board of Directors. There were no disagreements between the Company and Dr. Rothschild regarding the Company's operations, policies or practices.

On August 26, 1998, Mr. Eric A. Balzer was appointed as a Director of the Company. Mr. Balzer currently serves as Vice President of Operations for Advanced Energy Industries, a company that develops and manufactures specialized power conversion devices that are used in the manufacture of semiconductor devices.

On September 18, 1998, Mr. L. T. Womack's position as Director of the Company ended as a result of his death. Mr. Womack had been a Director of the Company since July 1994. The vacancy left on the Company's Board of Directors as a result of Mr. Womack's death has not yet been filled.

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10.1   Second Amendment to Loan Agreement and Other
                           Loan Documents between the National Electrical Benefit Fund and the Registrant dated September 30, 1998.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 13, 1998                         /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)