Form 10-K
period 1998-12-31
RAMTRON INTERNATIONAL CORP
filed 1999-03-24
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

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

As of March 20, 1999, 60,427,612 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's amendment to this Form 10-K on Form 10-K/A to be filed within 120 days subsequent to December 31, 1998, is incorporated by reference into
Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS

                                 THE COMPANY

Ramtron International Corporation and its subsidiaries ("Ramtron" or the "Company") are engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two product lines, ferroelectric nonvolatile random access memory ("FRAM" (registered trademark)) products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM ("EDRAM" (registered trademark)) products.

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

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Ramtron operates, projections of future performance, perceived opportunities in the market, statements regarding the Company's mission and vision and statements regarding future potential changes in the Company's capital structure. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expected Future Results of Operations." From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Securities and Exchange Commission.

                                FRAM PRODUCTS

BACKGROUND

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide read/write and nonvolatile memory products with unique performance characteristics and properties. Ramtron's FRAM devices combine data non-volatility with the benefits of random access memory (RAM) devices including a high number of read and write cycles, high speed for both read and write functions and low power consumption.

The Company believes that its proprietary FRAM technology is a significant innovation in comparison with other major semiconductor memory solutions. FRAM technology enables semiconductor memory products to be developed with attributes that are not otherwise available in a single semiconductor product and, in some cases, these attributes are not available even by combining multiple technologies such as RAM (Random Access Memory), ROM (Read Only Memory) and nonvolatile memories such as EEPROM (Electrically Erasable Programmable Read Only Memory) and Flash.

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

     Fast write time. Because a FRAM device works by polarization rather than stored-charge, it has very fast write speeds measured in nanoseconds (billionths of a second) rather than milliseconds for EEPROM's or Flash memories.

     High write endurance. FRAM products deliver more than 10 billion read/write cycles.

     Nonvolatile retention. FRAM products can retain data without a power source for as much as ten years under normal operating conditions.

     Small form factor. Batteries, extra transistors, sockets or add-on devices are unnecessary since non-volatility is inherent in the ferroelectric material.

     Minimal power. FRAM devices have extremely low power demands (2 to 20 times less active current than alternative nonvolatile solutions) and require less standby current.

FRAM PRODUCTS

Ramtron was the first company to introduce ferroelectric technology in commercial memory products beginning with a 4 kilobit parallel interface product in late 1992. This product established initial production and demonstrated the benefits of FRAM in a commercial application. Based on this demonstration, the Company was able to broaden its product line and establish a merchant market presence. Today, the Company offers a group of serial interface FRAM memories that have distinct advantages over EEPROM equivalents. It also offers several custom designed radio frequency identification ("RFID") devices. These products are manufactured using the Company's proprietary FRAM technology. The Company sold $2.6 million of FRAM products in 1998.

In order to accelerate market acceptance, the Company developed FRAM serial products based on industry standard EEPROM circuits. These products are offered in 4-kilobit and 16-kilobit densities with selected industry standard interfaces. The Company produces these products in several industry-standard package types. They compete with EEPROM serial memories with identical pin configurations. By emulating standard EEPROM products with FRAM technology, the Company is able to accelerate product evaluation and acceptance by new customers. However, the products are distinguished from their EEPROM counterparts by faster write times, higher write endurance (number of permitted write cycles) and decreased power requirements. As an example, comparable EEPROM's perform a single-byte write in 2 to 10 milliseconds, where as a FRAM-based product writes in 200 nanoseconds or 10,000 to 50,000 times faster. Comparable EEPROM's offer write endurance from 100,000 to 1,000,000 cycles, where as a FRAM product offers from 100,000,000 to 10,000,000,000 cycles or 1,000 to 10,000 times greater. Deploying FRAM technology in industry standard configurations offers substantial benefits in a variety of industrial and commercial applications. These applications are write intensive and require collecting data or the frequent alteration of configuration settings. As a consequence of these feature advantages, the Company is currently able to command a price premium versus EEPROM in these selected applications.

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

The Company anticipates an increase in its available manufacturing capacity from its licensing partners. The manufacturing and commercialization associated with each of the Company's foundry partners depend primarily upon each individual foundry's process and product development activities, the timing and results of which are uncertain. The Company intends to continue developing new products as it is able to determine the available manufacturing capacity of each of its foundry partners. In preparation for this increase in capacity, the Company is currently developing several new products that are expected to provide future revenue growth. In cooperation with one of its partners, the Company has developed a 64-kilobit FRAM product and a 256-kilobit FRAM product. Manufacturing and commercialization plans for these two new products are expected during 1999. Further, during 1998, the Company completed, with another of its foundry partners, the development and commercialization of four versions of its 4-kilobit and 16-kilobit serial FRAM products.

The manufacturing costs of serial FRAM products are presently higher than competing EEPROM and Flash products. The Company and its strategic alliance partners are working to reduce such manufacturing costs and, because of FRAM compatibility with CMOS semiconductor manufacturing and the mask design of FRAM chips, the Company believes that FRAM products are capable of being mass produced on a cost-effective basis.

DEVELOPMENT AND MANUFACTURING ALLIANCES

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with certain well capitalized companies having or constructing advanced memory product manufacturing capabilities, including Rohm Company, Ltd. ("Rohm"), Hitachi Ltd. ("Hitachi"), Toshiba Corporation ("Toshiba") and Fujitsu Limited ("Fujitsu"). Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach, which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products.

STRATEGY FOR FRAM PRODUCTS

As Ramtron shifts its production to outside foundries that either make products for themselves and/or provide fabrication capacity to others, the Company expects to become more competitive. As a consequence of these changes, the Company has identified a competitive strategy with three elements. They are (1) strategic market selection, (2) strategic partner selection, and (3) Ramtron product development execution.

STRATEGIC MARKET SELECTION. Ramtron is continuously identifying product development opportunities according to several considerations including overall semiconductor memory product market conditions and access to our strategic partners product development and manufacturing plans. Obtaining information about the manufacturing capacity and product development plans of our alliance partners has a particularly large impact on development and product strategy. Considering the size difference between Ramtron and its alliance partners, we believe that it is critical to identify appropriate development programs and target markets. Based on its current understanding of these conditions, the Company has grouped current product plans into three market segments. They are standard memory, RFID, and niche applications.
These areas provide attractive market opportunities while allowing Ramtron to effectively compete in the market with its partners.

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

RAMTRON PRODUCT DEVELOPMENT EXECUTION. Ramtron believes that its product development expertise, particularly in the application of FRAM technology is a unique competence. It is our intention to invest considerably to maintain this advantage to the maximum extent we can do so within our capital and financing constraints. Ramtron believes its current product development system permits the Company to bring FRAM based products to market faster than the competition and to minimize the cost of such product development. This expertise is embodied in the Ramtron design methodology, which includes ferroelectric circuit simulation, ferroelectric modeling for multiple foundry processes, ferroelectric memory core libraries, and the institutional knowledge of such memory design. The Company will continue investing to upgrade its design automation and product development activities to further improve productivity.

COMPLEMENTARY FERROELECTRIC APPLICATIONS AND TECHNOLOGY

Ramtron's FRAM technology has product applications other than stand-alone memory devices. For example, microcontrollers, programmable logic devices and radio frequency identification applications often include embedded ROM and/or RAM memories in the device. FRAM memory performance compared to alternative memory solutions offers distinct advantages in such applications. To exploit these product opportunities without diverting the Company's focus of resources from the development of FRAM products, Ramtron has licensed its ferroelectric technology to, and entered into joint ventures with other companies. Ramtron also intends to internally develop and market certain products designed for these specific applications. In addition, the Company is continuing to research and develop ferroelectric material compositions with the aim to further enhance the performance advantages of FRAM memories relative to alternative memory solutions (e.g., longer write endurance and lower power consumption).

FRAM MARKETS

SALES CHANNEL. The Company markets standard FRAM memory products via commercial semiconductor sales channels including manufacturers representatives and industrial distributors. Such activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. The Company anticipates using these existing channels for the future sales and distribution of its products. The Company supports the sales channels with directly employed sales managers that have regional responsibility. Sales of FRAM product are expected to conform to the overall semiconductor industry in seasonal sales patterns.

CURRENT FRAM MARKETS. The market for existing serial FRAM products somewhat resembles the market for serial EEPROM products. As examples, the Company sells products into the industrial sector in applications such as electric power meters and related datacom networks; the computing sector in applications such as laser printers and cable modems; and the communication sector in applications such as electronic telephones. The market for RFID products includes asset tagging, WIP travelers, baggage tags, and transportation fare collection. If Ramtron is able to make a significant improvement in reducing FRAM product manufacturing costs and expanding its capacity structure, it should be able to penetrate further into existing markets and to develop new markets.

COMPETITION

In order to accelerate the market acceptance of FRAM technology and Ramtron products, the Company has followed a strategy of using FRAM technology to create products that, when substituted for industry standard products such as EEPROM, achieve certain performance benefits. This serves to simplify customer evaluation and design-in of FRAM products. It is a traditional approach for introducing new technology that greatly accelerates the process and improves the probability of a successful introduction. The disadvantages of this strategy are (i) that the Company must compete directly with vendors of alternate memory types and (ii) that not all the potential benefits of the FRAM product may be completely exploited through such existing product substitution.

Since the competition is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Ramtron faces intense competition based on these factors. The Company competes with major corporations having substantially greater resources in technical, financial, production, marketing and management categories such as ST-Microelectronics, Motorola, Inc., Dallas Semiconductor, Atmel Corp., and Xicor Inc. Using the Company's FRAM technology, Ramtron introduces product performance as a new competitive factor, which has varying importance depending on the customer and the application. During the past several years many memory categories have experienced severe price erosion as a result of over capacity. Ramtron has been adversely impacted by such erosion, which has lead to a substantial increase in the price premium of certain FRAM products that compete directly with EEPROM products. The Company is, therefore, seeking a strategy of targeting applications where the FRAM technology attributes reduce competitive pressure. One result of this strategy is a smaller market in which FRAM products can be sold. The Company will continue to emphasize product benefits while the Company and its manufacturing partners work to drive down the cost of production.

In addition to competition with other technologies, the Company expects to be competing with its licensees and foundry partners longer term. To successfully compete in such markets, Ramtron must therefore continue to develop a low overhead structure, a value added product line, its own customer relationships and a high level of customer service. In pursuing these goals, Ramtron will develop proprietary products that more fully exploit the FRAM benefits and produce expected higher margins than more standardized products. The success of this strategy depends on the Company's ability to develop and introduce new products into production, its competitors' plans for new products, and customers' ability to deploy such products in commercial volumes. A critical factor is the availability of manufacturing capacity that the Company can use to build these products which, is now beginning to become available.

FRAM PRODUCT MANUFACTURING

Until the beginning of 1998, the Company relied entirely on its Colorado Springs fabrication facility to produce its products. As the Company's partners establish production capability, the Company will have access to their capacity based on contractual provisions in its technology license agreements with such partners. In some cases, the details of these production arrangements are to be determined when the partner's production capability is established. A critical factor in the Company's product planning is the availability and capability of these various fabrication plants. Each partner has or will be installing processes and equipment consistent with their own product plans. Neither the capacity nor the capability of these factories are under the Company's direct control. In addition, each partner will provide a different cost structure to the Company for its share of the production. It is incumbent upon Ramtron to identify a product development and manufacturing strategy that makes the best use of these diverse production resources. For this reason, Ramtron's FRAM manufacturing strategy will evolve as it is able to determine each of its partner's production capability. It is possible that the Company will not be able or will not elect to use all of the production capacity to which it has access.

Initially, Rohm is fabricating the majority of Ramtron's serial products. This arrangement provides a substantial increase in production capacity and an improved cost structure. The initial process installed by Rohm is a 1.0 micron FRAM line on 6" wafers. The Company anticipates that Rohm will reduce the minimum feature size to 0.6 micron in the future in an effort to reduce the cost of manufacturing FRAM products.

Particular products will be fabricated by the partner that was instrumental in their development. For example, the Company will offer 64-kilobit and 256-kilobit parallel products fabricated by Fujitsu using a 0.5 micron process on 6" wafers. In all cases, the Company may seek to manufacture other products on these lines once they become available.

In the case of proprietary products developed solely by Ramtron, the Company must identify a source from among its partner foundries that is willing and able to produce it with an attractive cost structure. In each case, the Company must negotiate its ability to run such products at a partner foundry according to the individual manufacturing agreement.

The Company's business may be adversely affected by the unavailability of an individual foundry partner. However, the Company believes that as a consequence of numerous foundry relationships, it has more flexibility in the long term in producing its products than other similarly sized companies. The Company believes that the raw materials and services required for the manufacture of its products at its manufacturing foundry partners are readily available.

Once wafers are fabricated by one of several foundries, the Company assembles and tests the products. These operations are primarily subcontracted to companies that perform these operations on a relatively large scale. Current production is subcontracted to two firms operating in Thailand and one firm operating in China. Such off-shore subcontracted functions offer significant economic benefits, however, they introduce substantial risks. The Company expects to receive lower priority from such subcontractors than larger firms as a result of its initial limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company maintains an active effort to manage these subcontracted operations and to minimize any associated risks.

                            ENHANCED-DRAM PRODUCTS

The Company has developed a family of proprietary Enhanced-DRAM ("EDRAM" (registered trademark)) and Enhanced Synchronous DRAM ("ESDRAM") products that capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. The Company currently produces EDRAM and ESDRAM products under foundry agreements with IBM and Siemens Semiconductors ("Siemens").

BACKGROUND

Because of their low cost and unlimited random access read/write capability, DRAM's are the most widely used memory device in computing applications. Significant improvements in microprocessor ("MPU") speeds and increasing architectural complexity in computing systems has created a performance bottleneck at the memory system level due to slow memory access speed and bandwidth. Because DRAM's operate at slow speeds relative to the MPU, high-speed static random access memories ("SRAM's") have been used to improve memory access and retrieval speed. However, the large memory cell size of the SRAM makes it significantly more expensive than the DRAM. Alternate DRAM architectures have been developed which use interleaving of several memory banks such as synchronous DRAM ("SDRAM") and Rambus DRAM ("RDRAM"). Other DRAM's such as extended data output ("EDO") and burst EDO use pipelining of data. These alternate DRAM's do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high-performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

CHARACTERISTICS OF EDRAM PRODUCTS

To address the access and retrieval speed limitations of DRAM's and the high costs associated with high-speed SRAM's, the Company developed a group of 4-megabit EDRAM and 16-megabit ESDRAM products.

The Company's EDRAM and ESDRAM products combine what it believes is the fastest 4-megabit (25-35 nanosecond) and 16-megabit (22-35 nanoseconds) DRAM together with a 10-15 nanosecond SRAM and a 2,048 bit-wide integrated DRAM to SRAM interconnecting bus for the EDRAM and a 4,096 bit-wide integrated DRAM to SRAM interconnecting bus for the ESDRAM, all on the same chip. The Company's EDRAM's and ESDRAM's can operate at the high speeds of today's MPU's enabling systems to operate faster and at a reduced overall system cost when compared with systems using SRAM cache plus standard DRAM or the alternate DRAM architectures. Testing of EDRAM-based systems by Ramtron's customers has shown system performance improvements from 1.3 times to double the improvement over similar systems with DRAM or DRAM plus SRAM cache. The system performance of EDRAM and ESDRAM approaches the speed of a complete SRAM memory system but with significant cost reductions and increased density.

The Company's 4-megabit EDRAM and 16-megabit ESDRAM components use the same packaging as a standard DRAM, and the Company also has a family of EDRAM and ESDRAM single in-line memory modules ("SIMM") and dual in-line memory modules ("DIMM") that use the same form factor and connectors as standard DRAM SIMM and DIMM modules. This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAM's and to design systems which can use either memory type to provide two performance options. The Company began selling EDRAM's in commercial volumes in the first quarter of 1993. The EDRAM product has been demonstrated to provide a performance advantage and a cost effective memory solution for a variety of the highest performance system applications including personal computer motherboards, accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers, digital signal processing systems and video graphic systems.

STRATEGY FOR EDRAM AND ESDRAM PRODUCTS

The Company's strategy is to provide SRAM performance with DRAM density in a product with significantly lower pricing than SRAM's. A significant portion of the Company's EDRAM and ESDRAM business is targeted at replacement of fast (10-15 nanosecond) SRAM's in high-performance systems. In these applications, EDRAM and ESDRAM provide a significant density improvement and a significantly lower cost/bit than equivalent SRAM products. EDRAM and ESDRAM provide the customer cost and density advantages while allowing the Company to command a price premium over slower DRAM's.

A secondary strategy is to provide a significant performance upgrade option
for industry standard DRAM's in the same memory module socket.   This strategy
targets the high-performance workstation and server segment of the mainstream PC marketplace. The PC market represents the highest volume portion of the overall DRAM market. The Company's strategy is to serve the highest performance segments of this market while maintaining higher margins than the commodity DRAM. This strategy allows the business to achieve the production volumes necessary to operate an efficient DRAM business while maximizing profit margins in both served markets.

The Company's plan is to produce EDRAM and ESDRAM products through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for these products by licensing production through multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources. In order to increase the opportunity to expand licensing opportunities of the Company's patented technology, the Company pursued and was granted a superset standard for its ESDRAM product by JEDEC during 1998 and plans to continue to pursue making the ESDRAM into a industry standard memory.

During 1998, the Company completed development of 16-megabit versions of its EDRAM products. The new products are fully compatible with the industry standard SDRAM products that are the standard main memory for PC systems. The new products use the original EDRAM architecture internally to provide significantly faster access and retrieval speeds than SDRAM. The product has been named the Enhanced Synchronous DRAM (ESDRAM). The ESDRAM can replace SDRAM directly on printed circuit boards and on current DIMM modules and small outline dual inline memory modules ("SO DIMM's") currently being used in PC desktop and notebook computer systems. The new ESDRAM has the same speed as burst SRAM but with 4-8 times higher density and much lower cost. This will allow us to continue to provide a higher density and lower cost solution to SRAM products while maintaining a higher average selling price over slower DRAM's.

IBM. In April 1995, the Company entered into a five-year agreement with IBM under which the Company was required to design and qualify, and IBM would manufacture, completed wafers for the Company's 4-megabit EDRAM products. The Company granted to IBM an irrevocable, worldwide, non-exclusive license to use the Company's EDRAM technology and know-how for the development, fabrication, lease, sale or transfer of 4-megabit EDRAM products by or for IBM.

In December 1997, the Company entered into a five-year agreement with IBM under which the Company will design and qualify, and IBM will manufacture, completed wafers for the Company's 16-megabit ESDRAM products. The Company granted to IBM a fully paid-up, irrevocable, perpetual, worldwide, non-exclusive, non-sublicensable right and license under EMS's licensed technology to use the Company's 16-megabit ESDRAM technology for the development, fabrication, lease, sale or transfer of 16-megabit ESDRAM products by or for IBM. IBM also received the unlimited right to manufacture 16-megabit ESDRAM's for its internal consumption on a royalty-free basis, and the right to manufacture and sell, measured on a quarterly basis, an amount up to two times the Company's total sales of ESDRAM's or up to two times a predetermined monthly wafer start amount, whichever is greater, for external sales on a royalty-free basis. IBM may exceed such limit by paying to the Company a royalty on such ESDRAM sales.

The Company has the right to purchase the greater of a predetermined monthly wafer amount or a quantity of wafers equal to 100% of IBM's previous quarterly sales of ESDRAM product for external sales.

SIEMENS. In February 1998, the Company entered into a manufacturing foundry agreement with Siemens pursuant to which Siemens agreed to manufacture and sell to the Company at specified prices for the Company's resale to its customers ESDRAM products or other products using the Company's EDRAM technology. The manufacturing foundry agreement has an unlimited term and Siemens does not have any rights to the Company's EDRAM or ESDRAM technology.

COMPETITION

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM and ESDRAM products have certain higher performance characteristics than standard DRAM products, however, the Company considers only high-speed "specialty" DRAM products such as cache DRAM ("CDRAM"), RDRAM, virtual channel RAM ("VCRAM"), fast cycle RAM ("FCRAM") and multi-bank RAM ("MDRAM") products manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu and MoSys, Inc. to be competitive with the Company's EDRAM and ESDRAM products.
The Company also considers its EDRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung Electronics Co., Ltd. ("Samsung"), Hyundai Electronics Industries Co. Ltd. and Micron Technology Inc.

EMS

In May 1995, Ramtron formed EMS as a wholly owned subsidiary through which the Company operates its EDRAM and ESDRAM business, including designing, marketing and selling such products manufactured by third-party manufacturing partners. The creation of a separate organization serves to focus all of the Company's non-ferroelectric activities in a single organization. The Company currently sells twelve 4-megabit EDRAM product configurations with three speed grades, two temperature ranges, two power supply voltages, and a low standby current mode. These products include components with 4-megabit by 1, l-megabit by 4 and 512-kilobit by 8 configurations and 7 SIMM modules with 2-megabyte, 4-megabyte, 8-megabyte and 16-megabyte capacities and 4 DIMM modules with 4-megabyte and 8-megabyte capacities. Each product is available with 10, 12 or 15 nanosecond speed. The Company sold $15.0 million of EDRAM products in 1998.

During 1999, the Company expects to begin shipments of its 16-megabit ESDRAM products. These products will include three product configurations with three speed grades and two temperature ranges. The products will also include components with 4-megabit by 4, 2-megabit by 8, 1-megabit by 16 and 512-kilobit by 32 configurations and 6 DIMM modules with 8-megabyte, 16-megabyte, and 32-megabyte capacities. Each product will be available with 100, 133, and 166 MHz maximum clock rates.

The Company expects the EDRAM and ESDRAM products to remain competitive with fast SRAM and the alternate DRAM architectures (SDRAM, DDR SDRAM, RDRAM and others) for the foreseeable future. Although many of the alternate DRAM products are moving to 64-megabit densities and higher, many EDRAM and ESDRAM market segments do not require such large memory capacities. The departure of many of the competing memory suppliers to serve the volume PC main memory market with 64-megabit products could enhance EDRAM and ESDRAM opportunities in embedded control applications, which do not require large memory capacities.

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

EDRAM AND ESDRAM PRODUCT MANUFACTURING

Because of the large capital costs associated with manufacturing DRAM's, the Company's manufacturing strategy with respect to EDRAM and ESDRAM products is to contract with conventional DRAM manufacturers to produce such products on behalf of the Company. To date, IBM and Siemens are the Company's contract manufacturers of these products. The development of additional manufacturing partners for the Company's products continues to be a priority for the Company. The Company believes that the raw materials associated with the manufacturing of the Company's EDRAM and ESDRAM products are readily available from multiple sources.

The Company is currently working to develop ESDRAM products with 64-megabit and higher densities to serve the needs of the high-performance PC market and to reduce component counts in embedded control systems. The development of manufacturing capability with new and existing alliance partners for 64-megabit densities and higher is a priority for the Company.

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

As of December 31, 1998, approximately 63 of the Company's employees were engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of the Company's products. The Company's research and development expenditures for 1998, 1997 and 1996 were approximately
$10.9 million, $10.7 million and $12.9 million, respectively. Customer-sponsored research and development expenditures during 1998, 1997 and 1996 were approximately $0.9 million, $0.1 million and $0.2 million, respectively.

                              MANUFACTURING

The Company's manufacturing strategy is to develop the design of new products internally and through co-development alliances for production by third-party manufacturers. Consistent with this strategy, Ramtron has entered into arrangements with Rohm, Hitachi, Toshiba, Fujitsu and Asahi Chemical Industry Co., Ltd. ("Asahi") for the development and/or manufacture of FRAM products and with IBM and Siemens for the manufacture of EDRAM products. The Company has also entered into a licensing arrangement with Samsung for the Company's ferroelectric technology, but such license does not include co-development or manufacturing arrangements between the Company and Samsung. The Company began receiving shipments of FRAM product memories manufactured by Rohm in February 1998 and expects to begin receiving shipments of FRAM product memories manufactured by Fujitsu during 1999. The Company has not yet negotiated the definitive terms of the foundry supply agreements with Hitachi, Toshiba or Fujitsu, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions. IBM is currently producing EDRAM products for the Company pursuant to an agreement where IBM has agreed to manufacture 4-megabit EDRAM products for the Company. The Company has entered into manufacturing agreements for its 16-megabit ESDRAM with both IBM and Siemens for production beginning in 1999. The Company continues limited production of its low-density FRAM products internally by purchasing silicon wafer underlayers from outside suppliers and completing manufacture of the products by applying its ferroelectric process to such underlayers at the Company's facility in Colorado Springs. Ramtron currently purchases such underlayers from one supplier. The Company anticipates that commercial FRAM production from its Colorado Springs facility will cease at the end of the first quarter in 1999.

Ramtron's agreements with its third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and EDRAM products in commercial volumes. As a result, however, the Company is currently dependent on IBM for its supply of 4-megabit EDRAM products and IBM and Siemens for its supply of 16-megabit ESDRAM products, and will in the future be dependent on other manufacturers for the manufacture of FRAM and EDRAM products.

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

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the Company's manufacturing and research and development processes. The Company believes that it has taken all necessary steps to ensure that its activities comply with all applicable environmental rules and regulations. While the Company's operations have not been materially impacted by the cost of environmental compliance, there can be no assurance that changes in such environmental rules and regulations will not require additional investments in capital equipment and compliance programs in the future. Any failure by the Company to comply with such environmental rules and regulations regarding the discharge of hazardous substances could subject it to substantial liabilities or could adversely affect its manufacturing operations.

More than 50% of the Company's EDRAM product sales in 1998 were to the Company's top three customers. As a result of the concentration of the Company's EDRAM customer base, any substantial reduction or cancellation of business from any of those customers or any significant decrease in the prices of EDRAM products sold to them could have a material adverse effect on the Company's cash flow, operating results and financial condition.

Export product sales as a percentage of total product sales were 26%, 38% and 21% for the years 1998, 1997 and 1996, respectively.

                                MARKETING

As is typical of any other new products in the semiconductor industry, Ramtron's products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. The Company supports its customers' design-in activities and considers such support an important element of its sales and marketing efforts.

The Company markets its products worldwide through distribution networks using internal sales resources and independent sales representatives and distributors. The Company maintains 8 full-time sales and marketing personnel at its headquarters in Colorado Springs and resident employee(s) in San Jose, California, Japan and Europe. The Company has distribution and/or representation relationships with 30 companies in Europe, 3 in Singapore and Malaysia, 2 in each of Thailand, Hong Kong, China and Japan and 1 in each of Korea, Taiwan, Israel, Puerto Rico, Philippines, Mexico, and Australia. In the United States, the Company has distribution/representation relationships with 20 companies and 2 in Canada.

                                  BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, price-fixed contracts. Orders are typically entered into under the condition that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, the Company does not believe that its backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

                                COMPETITION

The semiconductor industry is intensely competitive. The Company's FRAM and EDRAM products experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, Battery Backed Static RAM ("BBSRAM") and Nonvolatile RAM ("NVRAM") products in low-density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, the Company's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., ST-Microelectronics, Motorola, Inc. and Hitachi) and by specialized product companies (e.g., Dallas Semiconductor, Atmel Corp., Xicor Inc., and
Rohm).

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products (such as SDRAM, CDRAM, RDRAM, fast SRAM, VCRAM and MDRAM products manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu, and MoSys, Inc.) to be competitive with the Company's EDRAM and ESDRAM products. The Company also considers its EDRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

The Company's licensees may market products, which compete with the Company's FRAM and EDRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or EDRAM products for their own account with or without the payment of royalties, depending upon the terms of their agreements with the Company. For example, as part of its agreements with Hitachi, Rohm, Toshiba and Fujitsu, the Company granted each of those companies a royalty-bearing non-exclusive license to the Company's FRAM technology and know-how, which license includes the right to manufacture and sell products using FRAM technology. The Company has also granted IBM a non-exclusive license to manufacture, produce and sell EDRAM products in unlimited quantities, which license is royalty-free for internal consumption of EDRAM products and royalty-free for external sales up to two times the Company's total sales of EDRAM products. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or EDRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis. In addition, Racom Systems, Inc. and Intag International Limited of Australia, both licensees of the Company's ferroelectric technology for use in RFID applications, could compete with the Company for portions of the RFID market. To the extent that any of the Company's products achieve market acceptance, there can be no assurance that the Company's competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and EDRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production of its products permitting its products to be sold at a price that is both competitive and profitable to the Company and on its ability to design products which successfully address customer requirements. The Company's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of such customers in selling their products, the success of the Company's protection of its intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products. There can be no assurance that the Company's ferroelectric technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or EDRAM products.

                       PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and EDRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. In addition to its strategic licensees discussed above, the Company has also granted worldwide, limited licenses to its ferroelectric technology to Seiko Epson Corporation of Japan and Intermetall, Halbleiterwerk der Deutsche ITT Industries GmbH, a subsidiary of ITT Corporation, although the Company has no indication that those licensees are currently pursuing development of FRAM products. Those companies, together with the Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceedings." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its EDRAM products, and the Company has other patents and patent applications involving its EDRAM technology pending.

As of December 31, 1998, the Company held 74 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and August 2017. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. As of December 31, 1998, the Company had applied for 53 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. As of December 31, 1998, the Company held 68 unexpired foreign patents and had 55 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson or Nippon Steel.

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

                                 EMPLOYEES

As of December 31, 1998, the Company had 119 employees, including 19 in management and administration, 63 in research and development, 22 in manufacturing and 15 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan or the 1995 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chief Executive Officer; Greg B. Jones, the Company's President and Chief Operating Officer; Richard L. Mohr, the Company's Executive Vice President and Chief Financial Officer; and Craig W. Rhodine the Company's Vice President and General Manager have an employment agreement with the Company, and none of the Company's employees has a post-employment noncompetition agreement with the Company. The Company believes that its employee relations are good.

Item 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

L. David Sikes         57    Chairman of the Board and Chief Executive Officer
Greg B. Jones          51    Director, President and Chief Operating Officer
Richard L. Mohr        39    Executive Vice President, Chief Financial Officer
                             and Corporate Secretary
Donald G. Carrigan     51    Vice President and General Manager (FRAM Products
                             Business)
Craig W. Rhodine       35    Vice President and General Manager (EDRAM Products
                             Business)

Mr. Sikes became the Company's Chairman of the Board and Chief Executive Officer in April 1995 and has been a director of the Company since September 1992. Prior to becoming Chairman of the Board and Chief Executive Officer,
Mr. Sikes was the Company's President and Chief Operating Officer from July 1992 until January 1995, at which time he left the Company and joined Micro Component Technology Inc., a semiconductor equipment manufacturer, as Chairman, President and Chief Executive Officer from January 1995 until April 1995. Prior to joining Ramtron, Mr. Sikes was President and Chief Executive Officer of ASM America, Inc., a semiconductor equipment company, from January 1991 until June 1992, and Executive Vice President and General Manager of ASM Epitaxy, a semiconductor equipment manufacturer, from February 1989 until December 1990. Prior to his tenure with ASM Epitaxy, Mr. Sikes spent 18 years with Motorola, Inc. ("Motorola") in various management and executive positions including Vice President and Director of Semiconductor Research and Development Lab. His experience also includes several management and engineering roles with Eastman Kodak and National Semiconductor Corporation. Mr. Sikes received his Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

Mr. Jones became a Director of the Company and the Company's President and Chief Operating Officer in February 1995. Prior to becoming President and Chief Operating Officer, Mr. Jones was Ramtron's Chief of Administration from January 1995 until February 1995. Prior to joining Ramtron, Mr. Jones was Marketing Director at Concord Services, Inc., from November 1993 until January 1995. From August 1990 until November 1993, Mr. Jones served as Director of Vertical Reactors at ASM America, Inc. Prior to his work with ASM America, Inc., Mr. Jones held a variety of management positions in sales, marketing, corporate planning and project management. He holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy, Annapolis and a Master of Science degree in Management Sciences from Stanford University.

Mr. Mohr joined the Company in January 1991 as Controller. In April 1994, he was named Vice President and Controller and served in that position until February 1995 when he was named Executive Vice President and Chief Financial Officer. Mr. Mohr is a certified public accountant and has over 16 years of professional finance experience including 12 years employed with high technology and manufacturing companies. From February 1987 until December 1990, Mr. Mohr was the Chief Financial Officer of Packaging Research Corporation, an equipment manufacturing company. Mr. Mohr received his Bachelor of Science degree in Accounting from Colorado State University and a Master of Business Administration degree in Accounting and Finance from Regis University.

Mr. Carrigan joined the Company in November 1989 as Sales Manager and in July 1990 was named Director of Marketing and Sales and held that position until October 1992, when he became Vice President of Sales. In July 1996
Mr. Carrigan became an officer of the Company and in January 1997, he was named Vice President of Sales and Marketing. In February 1999 Mr. Carrigan was named Vice President and General Manager of the Company's FRAM Product Business.
Mr. Carrigan has over 26 years of semiconductor industry experience in research and development, design, operations, marketing and sales. Prior to joining the Company, Mr. Carrigan held various managerial and technical positions, including Vice President of Sales and Marketing for Information Storage Incorporated, an optical storage system venture between Eastman Kodak Co. and Kawasaki Steel. He also held positions as Product and Test Engineering Manager and Director of Marketing for INMOS Corporation; Design Manager for NCR Microelectronics; IC Design Engineer in the Corporate Research Labs of Texas Instruments; and Design Manager for SRAM's with the Advanced MOS Memory Division of Texas Instruments. Mr. Carrigan received his Bachelor of Science degree in Electrical Engineering from the University of Tennessee and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Mr. Rhodine joined the Company in August 1992 as Project Engineer and in February 1994 he was named Engineering Manager. In August 1995, Mr. Rhodine was named General Manager of Enhanced Memory Systems, Inc. ("EMS"), a wholly owned subsidiary of Ramtron, and in March 1997, Mr. Rhodine became Vice President and General Manager of EMS. Mr. Rhodine became an officer of the Company in January 1998. Mr. Rhodine has over 13 years of experience in the semiconductor industry in engineering, development, and operations. Prior to joining the Company, Mr. Rhodine was a Member of the Group Technical Staff at Texas Instruments where he was involved with memory product development. Mr. Rhodine received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming.

Item 2.   PROPERTIES

The Company owns a 69,000-square foot building in Colorado Springs, which serves as its principal executive offices and as a research, development and manufacturing facility. The facility has a Class 10 semiconductor clean room that currently has the capability to produce and test low-density FRAM products in limited quantities by applying its ferroelectric process to silicon wafer underlayers obtained from suppliers. The Company's land, building and equipment are subject to a first deed of trust and security interest in favor of the National Electrical Benefit Fund to secure a $7.1 million (principal and accrued interest) line of credit extended to the Company in September 1995. The Company believes that its existing facilities are adequate for its needs in the foreseeable future for research and development activities and the limited production of low-density FRAM products.

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. The Company also filed complaints in Federal District Court seeking a review of the decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively "NEC"). The complaint claims that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe on such patents without authority or license from the Company. The complaint seeks relief from NEC to cease its infringement activities and requests damages be awarded to the Company resulting from the infringement activities. The relief also asks for reimbursement of attorney's fees and certain other relief the Court deems proper. NEC has responded by denying the infringement claims brought against them by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted or stayed by the court. The Company has vigorously pursued its rights pursuant to its intellectual property and will continue such efforts. The Company is uncertain as to the ultimate outcome of the infringement proceedings, as well as to the resulting effects upon the Company's financial position or results of operations.

LITIGATION

NTC LIQUIDATING TRUST. The Company was listed as a defendant in a lawsuit filed in October 1997, by the Trustee of the NTC liquidating Trust against Brown Brothers Harriman, Citibank N.A. (the Company's stock transfer agent) and the Company. The NTC Liquidating Trust was created under Colorado law, in connection with implementation of Chapter 11 plans of liquidation for Oren

Benton, a former principal shareholder of the Company. The trustee's claim was based on allegations that Benton and affiliated persons caused shares of common stock of the Company to be converted, concealed, or wrongly transferred in violation of the automatic stay in effect as of the Benton bankruptcy filing. On October 20, 1998, the United States Bankruptcy court for the District of Colorado determined that the Trustee had not pled facts sufficient to establish Benton's interest in the shares of common stock of Ramtron on the date of his bankruptcy filing under non-bankruptcy law. As a consequence, the court determined that the complaint was not sufficient to support a claim that the Ramtron stock was property of the estate subject to an automatic stay. The court ordered that all claims in the case be dismissed. On October 29, 1998, the Trustee filed an appeal to this decision and on November 9, 1998, the court ordered that the Company and Citibank N.A. were dismissed without prejudice from the appeal.

DEERE PARK. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleges in this second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint adds a claim for relief and relies on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raising certain affirmative defenses that the Company previously had not raised.

TALISMAN. On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), another holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses.

While the Company believes that it has good defenses to the allegations made by both Deere Park and Talisman, there can be no assurances that the Company will ultimately prevail in these actions. A successful action by either Deere Park or Talisman against the Company in this matter may have a material adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 1998 and 1997 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
1998
----
First Quarter  . . . . . . . . . . . . . . . . . .   $5.81        $4.38
Second Quarter . . . . . . . . . . . . . . . . . .    5.50         3.09
Third Quarter  . . . . . . . . . . . . . . . . . .    4.03          .66
Fourth Quarter . . . . . . . . . . . . . . . . . .    1.00          .25

1997
----
First Quarter  . . . . . . . . . . . . . . . . . .   $7.63        $6.00
Second Quarter . . . . . . . . . . . . . . . . . .    6.50         4.44
Third Quarter  . . . . . . . . . . . . . . . . . .    9.13         4.81
Fourth Quarter . . . . . . . . . . . . . . . . . .    6.25         5.03

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 15, 1999, the last reported sale of the Company's common stock was $.469 per share. As of March 15, 1999, there were approximately 2,379 record holders of the Company's common stock.

During September and October 1998, the Company issued 22.5 million shares of its common stock pursuant to conversions of a portion of its outstanding Series A Convertible Preferred Stock at conversion prices ranging from $1.16 to $.23 per share. Such shares were registered under the Securities Act of 1933, as amended (the "Securities Act"). The registration statement registering the resale of such securities under the Securities Act, became effective on March 23, 1998. In October 1998, the Company suspended conversions of its outstanding Series A Convertible Preferred Stock.

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

                                          Year Ended December 31,
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)

Net revenues                   $18,554   $20,495   $31,391   $28,886  $ 20,449
Gross margin, product sales      7,158(1)  3,863     3,910       852     1,002
Operating loss                 (12,985)   (9,128)   (5,231)   (1,833)  (18,539)
Net loss applicable to
  common shares                (19,141)   (8,857)   (5,737)   (2,482)  (19,959)
Net loss per share - basic
  and diluted                     (.45)     (.24)    (0.16)    (0.11)    (1.14)

Working capital(deficit)         5,246     4,819    12,157    12,695   (18,054)
Total assets                    33,347    31,054    31,762    36,558    31,855
Total long-term obligations         --        --     3,721     3,954        --
Stockholders' equity(deficit)   17,062    17,536    22,272    24,463    (1,318)
Cash dividends per
  common share(2)                   --        --        --        --        --
-----------------
(1)  Excludes loss on manufacturing contract of $1.2 million.

(2) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company;
(vii) the effects on the Company from the common stock price adjustment with respect to the holders of common stock issued in the December 1997 private placement; (viii) the effect on the Company from its obligations pursuant to its outstanding Series A Convertible Preferred Stock; (ix) the willingness of a principal shareholder to extend the due date of an outstanding loan to the Company; (x) statements regarding future potential changes in the Company's capital structure; (xi) the availability and related cost of future financing;
(xii) the retention of key personnel; (xiii) the outcome of the Company's patent interference, patent infringement and litigation proceedings, and
(xiv) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and EDRAM products. Revenue has been derived from the sale of the Company's FRAM and EDRAM products beginning primarily in 1993. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of license development agreements, and the achievement of related performance milestones.

For 1998, 1997 and 1996, FRAM product sales represented approximately 15%, 11% and 11% of total product sales revenue, respectively, while EDRAM product sales accounted for 85%, 89% and 89%, respectively, for the same periods. During these periods, product sales revenue accounted for approximately 95%, 71% and 57%, respectively, of total revenues, the remainder of which were generated principally from license and development fees and customer-sponsored research and development revenue. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs for certain of its products, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing.

The Company has entered into development and/or licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, IBM and Siemens to advance the development of both its FRAM products and EDRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. In December 1996, the Company also entered into a license agreement with Samsung, although such arrangement does not include any development activities between the Company and Samsung or the availability of manufacturing capacity to the Company from Samsung. In addition to these licensing and/or development arrangements, in December 1997, the Company entered into a FRAM development agreement with Asahi which does not currently include a license to the Company's FRAM technology.

RESULTS OF OPERATIONS

REVENUES. In 1998, product sales revenues increased by approximately 21% over product sales revenues in 1997 to a total of $17.6 million, consisting of sales of $2.6 million of FRAM products and $15.0 million of EDRAM products. This is compared to total product sales revenues during 1997 of $14.6 million from the sale of $1.6 million of FRAM products and $13.0 million of EDRAM products. The increase in product sales revenue in 1998 as compared with 1997 resulted primarily from an increase in the volume of EDRAM products shipped to new and existing customers, primarily in the communications sector. In addition, increases in FRAM product sales resulted from the first availability of the Company's FRAM products from one of the Company's alliance foundry manufacturing sources and from renewed sales and marketing activities resulting from the increased availability of FRAM products. The Company was able to maintain average selling prices on its products during 1998 despite significant price declines in competing products during the year. Product sales for 1998 consisted of 4-kilobit, 16-kilobit and RFID FRAM products and 4-megabit EDRAM products. In 1997, product sales revenues decreased by approximately 19% over product sales revenues in 1996 to a total of $14.6 million, consisting of sales of $1.6 million of FRAM products and $13.0 million of EDRAM products, compared to total product sales revenues during 1996 of $17.9 million from the sale of $1.9 million of FRAM products and $16.0 million of EDRAM products. The decrease in product sales revenue in 1997 as compared with 1996 resulted primarily from a decrease in the average selling prices of the Company's EDRAM products. Even though a decrease in EDRAM revenue was recorded in 1997, the actual number of EDRAM units shipped during 1997 increased slightly over 1996 shipment levels. The decrease in FRAM product revenues during 1997 resulted from a decrease in product availability from the Company's manufacturing facility in Colorado Springs. This decrease in product availability was driven primarily by the Company's desire to maintain quarterly FRAM product revenues in the $300,000 to $500,000 range until low cost volume FRAM production became available through the Company's FRAM alliance partners.

In 1998, the Company did not recognize any license and development fee revenue. In 1997 and 1996, the Company recognized license and development fee revenues of $5.8 million and $13.3 million, respectively. The Company believes that its lack of license fee revenues during 1998 were driven primarily by the Asian financial crisis and the overall semiconductor industry downturn experienced during the year. Further, the Company and its alliance partners did not reach any contractual milestones during the year to allow for the recognition of any milestone licensing revenue pursuant to the terms of existing licensing agreements. The Company's license fee revenues during 1997 resulted from the achievement of milestones pursuant to an existing license arrangement with Fujitsu and from the Company entering into a new FRAM development agreement with Asahi. The Company's license and development fee revenues during 1996 resulted from the achievement of milestones pursuant to existing license arrangements, the granting of a new license for the use of the Company's ferroelectric technology and the granting of FRAM product designs to an existing licensee. Revenues from licensing activities during 1996 were recognized from Hitachi, Rohm, Toshiba, Fujitsu and Samsung.

The Company enters into customer-sponsored research and development activities primarily as a means to further the development of its technology with certain strategic partners, customers or potential future technology licensees. Revenues from such activities were $944,000, $132,000 and $199,000 in 1998, 1997 and 1996, respectively. Costs related to such activities were $826,000, $118,000 and $179,000 in 1998, 1997 and 1996, respectively.

COST OF SALES. In 1998, 1997 and 1996, cost of product sales as a percentage of product revenues were 59%, 74% and 78%, respectively.

In 1998, a loss on manufacturing contract totaling $1.2 million was recorded (see "Loss On Manufacturing Contract"). The loss on manufacturing contract as a percentage of product revenues in 1998 was 7%.

The decrease in cost of product sales as a percentage of product revenues in 1998 compared with 1997 resulted primarily from lower costs of manufacturing for the Company's EDRAM products and relatively stable average selling prices of the EDRAM products. There can be no assurance, however, that the Company will be able to maintain its current average selling prices during 1999 and subsequent periods. During 1999, the cost of product sales as a percentage of product revenues for EDRAM products is expected to increase as the Company introduces new products with initially higher manufacturing costs. The higher manufacturing costs are the result of low initial manufacturing volumes. As the volume of sales and production increase throughout 1999 on these products, the Company expects to be able to achieve increasingly lower manufacturing costs and commensurate improved product gross margins.

Cost of product sales as a percentage of product revenues for the Company's FRAM products remained high for the year resulting primarily from the absorption of manufacturing overhead on a limited amount of product produced in the Company's Colorado Springs facility, and beginning during 1998, in an alliance foundry facility in Japan. Cost of product sales as a percentage of product revenues for FRAM products is expected to decrease during 1999 as a greater quantity and mix of FRAM products sold by the Company will be manufactured at the Company's lower cost alliance foundry manufacturing facilities.

The improvement in the cost of product sales as a percentage of product revenues in 1997 over the same period in 1996 related directly to the Company's EDRAM products. Lower supply costs for the Company's EDRAM products were the primary reason leading to the improved cost of product sales percentage for 1997.

The cost of product sales as a percentage of product revenues for the Company's EDRAM products were approximately 53% in 1998, 71% in 1997, and 76% in 1996. The cost of product sales as a percentage of product revenues for the Company's FRAM products were approximately 94% in 1998 and 97% for each of 1997 and 1996. The overall cost of product sales, especially for FRAM products, has remained high due primarily to the Company's introduction of new product designs, low volume of manufacturing and changes in manufacturing processes. Furthermore, the low manufacturing volume of FRAM products has resulted in higher costs associated with the Company's external packaging and testing services and the CMOS underlayer supply used in internal FRAM manufacturing. Improvements in the cost of product sales as a percentage of product revenues for FRAM products are expected during 1999 resulting primarily from the Company receiving product from the advanced semiconductor manufacturing processes and facilities of the Company's foundry alliances, assuming further successful completion of development and product qualification.

LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. The Company estimates that the manufacturing of this product will be completed by the end of March 1999. As of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to the complexity of the chip design. Accordingly, the Company recorded a charge to earnings reflecting the total estimated loss to be incurred in the fulfillment of the contract in the amount of $1,163,000.

RESEARCH AND DEVELOPMENT. In 1998, research and development expenses remained relatively flat with 1997 and totaled $10.9 million compared with $10.7 million in 1997. The Company incurred substantial increases in research and development expenses during 1998 for product development of its 16-megabit ESDRAM products and for additional future EDRAM products. EDRAM product engineering expenses associated with the 16-megabit ESDRAM development increased significantly during 1998 to $1.6 million from $.7 million in 1997. Such increases in product engineering expenses included 16-megabit ESDRAM development costs for photomasks, engineering wafers and test probe cards totaling approximately $1.0 million. Further, EDRAM engineering design expenses increased by 63% or roughly $.5 million to $1.3 million during 1998 as compared to $.8 million during 1997 to support the 16-megabit ESDRAM development and future EDRAM product development. These increases in expenses for new EDRAM product development were offset by decreases in FRAM research and development activities that utilized the Company's Colorado Springs fabrication facility. During the last five months of 1998, the Company's Colorado Springs fabrication facility was used almost entirely for the fulfillment of an RFID manufacturing contract entered into in August 1998, rather than for FRAM technology development purposes. Certain of the resources that would typically be used in FRAM research and development activities were, therefore, used in fulfilling the RFID manufacturing contract and are included in cost of sales amounts and a recorded $1.2 million loss on manufacturing contract recorded in 1998. The Company anticipates that overall research and development costs will increase during 1999 and in future years as new FRAM and EDRAM products and technologies are developed and as expected future increases in product revenues are achieved.

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

SALES, GENERAL AND ADMINISTRATIVE. In 1998, sales, general and administrative ("SG&A") expenses increased by $168,000 (2%) to $8.2 million from $8.0 million in 1997. The primary increases in SG&A expenses during 1998 when compared to 1997, were for commissions on increased product revenues and for financial advisory and legal costs incurred associated with legal and restructuring issues surrounding the Company's Convertible Preferred Stock. These increases were partially offset by decreases in foreign withholding taxes during 1998, as there were no licensing fee revenues recorded during 1998. The Company recorded $375,000 in foreign withholding taxes from licensing activities during 1997. The Company believes that SG&A expenses for 1999 will increase as a result of commissions on increased product sales and from additional financial advisory and legal costs associated with the Company's Convertible Preferred Stock.

In 1997, sales, general and administrative expenses decreased by $1.5 million (15%) compared to 1996 due primarily to the absence of the expense associated with a non-cash, non-recurring employee incentive program approved by the Company's stockholders in December 1995 and terminated in December 1996. Such incentive expense totaled approximately $1.1 million in 1996. When comparing 1997 to 1996, absent the employee incentive expense of $1.1 million, sales, general and administrative expenses would have decreased by approximately $.4 million or 5%, primarily resulting from a decrease in withholding taxes associated with the Company's license and development arrangements.

COMMON STOCK PRICE ADJUSTMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds ("Holders") 800,000 shares of common stock at an issue price of $4.93 per share.

The purchase agreement for such common stock provided that, if during the twelve-month period following the closing of the transaction, the Company sold any shares of common stock for an issue price lower than the purchase price, the purchase price per share of the common stock would be adjusted downward to equal the lower issue price. Any adjustment would be effected by issuing additional shares of common stock to the Holders. An issuance of common stock for an issue price lower than the purchase price occurred during September and October 1998 as a result of preferred stock conversions. The lowest issue price from these conversions was $.23 per share, which then triggered a price adjustment pursuant to the terms of the Common Stock Purchase Agreement.

The Holders are not required to accept, by way of this adjustment, a number of common shares such that the total number of common shares held by the Holders would exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment is 2,331,689 shares and $3,223,712, respectively. Accordingly, the Company's obligation to deliver cash to the Holders was recorded as a charge to earnings during 1998.

INTEREST EXPENSE. In 1998, related party interest expense increased by approximately 73% or $283,000 over 1997 resulting from the expensing of interest on $2.9 million of additional borrowings, which occurred during the last four months of 1997 under the Company's credit facility with the National Electrical Benefit Fund. There were no borrowings under the credit facility during 1998. In 1997, interest expense, related party increased by approximately 22% over 1996 resulting from interest accrued on the additional borrowings totaling $2.9 million from the National Electrical Benefit Fund credit facility.

OTHER INCOME (EXPENSE). In 1998, the Company recorded interest income of approximately $.8 million. In 1997, the Company recognized income associated with the collection of a $.5 million receivable written off in the previous year. The recognition of this income was the primary reason for the $.8 million increase in other income (expense) in 1997 compared to 1996.

IMPUTED DIVIDENDS/ACCRETION OF DISCOUNT ON CONVERTIBLE PREFERRED STOCK. During the year ended December 31, 1998, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $.8 million and $1.9 million, respectively. The imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 is recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen month period.

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

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of the Company's high-density FRAM products; (ii) the completion of the development and qualification for manufacturing of the Company's new EDRAM products;
(iii) wider customer acceptance of its EDRAM products and low-density FRAM products; (iv) market acceptance of new high and low-density FRAM products which may be developed; (v) the Company's ability to manufacture its products on a cost-effective and timely basis through alliance foundry operations and third-party foundry sources; (vi) the availability and related cost of future financing; and (vii) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba and Fujitsu. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach, which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high-quality FRAM products for resale to customers.

The Company intends to produce EDRAM's through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for EDRAM's by making EDRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

As a result of industry wide oversupply of semiconductor memory products, significant price decreases within the industry have occurred during the past several years. Historically, the semiconductor memory industry has experienced declining average selling prices, and the Company believes these declines will continue to effect the Company. Accordingly, the Company's ability to increase revenues and margins on its products depends on the Company's ability to increase unit sales volumes and to introduce new products with higher margins or further reduce its manufacturing costs to offset the declines in average selling prices. Absent these actions, declining average selling prices would have an adverse effect on the Company's gross product margins and the overall financial performance of the Company. There can be no assurance that the Company will be able to increase unit sales volumes, introduce new, higher margin products or reduce its manufacturing costs in the future.

YEAR 2000. The Company utilizes software and related technologies throughout its business and relies on suppliers of services and materials that will be affected by the date change in the year 2000 or prior. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has initiated a Year 2000 project to address the Year 2000 issues as they relate to the Company.

The Company's Year 2000 project is being managed by a team of internal staff. The team's activities are designed to ensure that there are no adverse effects on the Company's operations and that transactions with customers, vendors and financial institutions are fully supported. The Company has initiated formal communications with vendors, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues as such issues interface with the Company's systems or otherwise effect the Company. The Company has completed the assessment and testing phases of its Year 2000 project and is currently in the remediation phase of the project. Such remediation is scheduled to be completed during May 1999. The Company anticipates that its remediation activities together with a contingency plan will be completed prior to mid-year 1999. The Company believes, based on progress to date, that the costs of complying with the Year 2000 issues will not have a material effect on the Company's financial position. The Company believes that the estimated total cost of compliance for Year 2000 will be less than $250,000.

The Company has determined that certain of its software and hardware will have to be replaced or updated so that its systems will operate properly with respect to dates in the periods prior to the year 2000 and beyond. The Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in becoming Year 2000 compliant as the majority of its software is issued with frequent updates, which have or are expected to address the Year 2000 compliance issue. The Company believes that with updates to new software or replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies in its product test equipment, major suppliers and subcontractors. Failure to properly address these exposures for Year 2000 compliance could result in delays in product deliveries during the period immediately following December 31, 1999.

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

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company proceeds with this project, it may discover that actual results will differ materially from these estimates.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenues generated from operations and licensing have been insufficient to fund operations, the Company has depended for funding principally on its stockholders, and in particular from 1989 until February 1995 on Oren L. Benton ("Benton"), a former principal stockholder and director and the former Chief Executive Officer of the Company, and from 1989 through 1997 on the National Electrical Benefit Fund (the "Fund"), a principal stockholder of the Company. Benton and the Fund financed the Company's cash flow requirements through equity investments and loans, most of which were subsequently converted into equity.

The Company also raised funds through the private placement of convertible preferred stock in 1993, all of which has been converted into common stock. In 1995, the Company entered into a $12 million loan facility between the Company and the Fund. The Company's borrowings under the Fund's credit facility, including outstanding principal and accrued interest, totaled approximately $7.1 million as of December 31, 1998. Pursuant to the terms of the Fund's Credit Facility, no additional borrowings are available to the Company under the Credit Facility. In December 1997, the Company sold approximately $4.0 million of common stock, and in February 1998, the Company sold approximately $17.4 million of Series A Convertible Preferred Stock, to certain institutional investors in separate private placements in order to obtain funds for working capital and general corporate purposes.

Cash and cash equivalents increased by $9.0 million in 1998 to $15.2 million. The Company generated $15.3 million from financing activities in 1998, which was offset by the use of $4.7 million in operating activities and $1.6 million in investing activities. The $15.3 million generated from financing activities resulted from $17.4 million of proceeds generated from the sale of preferred stock in a private placement in February 1998. The use of $1.6 million for investing activities was for the purchase of computer and test equipment used in the design and testing of the Company's FRAM and EDRAM products and for intellectual property related activities.

Receivables decreased by $4.0 million in 1998 (85%) from $4.8 million at the end of 1997 to $.7 million at the end of 1998. The decrease in the receivables balance is primarily due to the collection of a $2.0 million receivable in January 1998 resulting from a FRAM license agreement completed in December 1996. Receivables from product sales decreased at the end of 1998 as a result of reduced EDRAM product sales during the last two months of 1998.

Inventories decreased by 26% in 1998 from $7.1 million at the end of 1997 to $5.3 million at the end of 1998. Inventory levels decreased as of the end of 1998 as the Company decreased its production of 4-megabit EDRAM products to coincide with 4-megabit EDRAM sales volumes. IBM will continue to supply 4-megabit EDRAM products for the Company during 1999 and Siemens will supply the Company's 16-megabit ESDRAM products.

Accounts payable and accrued liabilities decreased slightly on a year-over-year basis from $5.0 million at the end of 1997 to $4.6 million at the end of 1998. This decrease resulted primarily from work in process decreases during the fourth quarter of 1998 associated EDRAM manufacturing.

During 1998, the Company invested $1.6 million in computer and test equipment and intellectual property activities. This was an increase of approximately 5% over 1997 and resulted primarily from growth in the Company's new FRAM foundry activities and from EDRAM related patent costs. Expenditures for intellectual property purposes are expected to increase during 1999. Fabrication equipment and plant expenditures are expected to be minimal during 1999 as the Company shifts its manufacturing of FRAM products to its FRAM alliance partners.

During 1998, the Company received approximately $2.0 million in cash relating to a December 1996 FRAM licensing agreement. Payments pursuant to existing licensing agreements and new licensing agreements are expected to create additional cash flows during 1999 and 2000, subject to the fulfillment of certain milestone conditions with existing license agreements. An increase in product sales activity and customer-sponsored research and development revenues is anticipated in 1999.

Based on the Company's capital resources as of December 31, 1998 and the expected operating costs and cash flows from product sales and licensing revenues, the Company expects to be able to fund its operations through year-end 1999. All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on April 30, 1999. The Company has requested a long-term extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders.

Conversions of the Preferred Stock were suspended in October 1998. In order to obtain authorization from common shareholders for new shares to satisfy future conversions of Preferred Stock, the Company mailed a Proxy Statement on or about February 5, 1999, for a meeting to be held on March 15, 1999, which was subsequently cancelled. As a result of negotiations with preferred shareholders and on advice of its financial advisor, on March 5, 1999, the Company filed a Preliminary Proxy Statement with respect to a Special Meeting of Stockholders for a meeting to be held in late April 1999 (see "Note 15 to Notes to Consolidated Financial Statements"). This preliminary Proxy Statement is now being reviewed by the staff of the Securities and Exchange Commission ("SEC"). Pursuant to restructuring Proposal 1 of the Proxy Statement, the proposal provides for cash exchange rights to be given to each of the outstanding Preferred Shareholders. The cash exchange rights provide the Preferred Shareholders with the option of receiving in cash 50% of the face value of the Preferred Stock plus all accrued and unpaid dividends. The amount of cash the Company will need to make available to effect the cash exchange pursuant to the restructuring is $3.2 million. The Company is currently unable to determine if Proposal 1 will be voted on positively at the Special Meeting of Shareholders, and if so voted, if the Preferred Shareholders will choose to exercise their cash exchange rights. If all outstanding Preferred Shareholders exercised their cash exchange rights to the maximum $3.2 million available pursuant to the proposal, such exercises would use a substantial portion of the Company's capital resources.

The Company has litigation outstanding with two of its Preferred Shareholders seeking certain monetary damages and the reimbursement of costs and attorneys fees (see "Litigation - Deere Park and Talisman"). There can be no assurance that the Company will ultimately prevail in these cases. A successful action by either party could use a substantial portion of the Company's capital resources.

The Company is currently involved in a patent interference proceeding (see "Patent Interference Proceeding"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision.

In view of the Company's expected future working capital requirements in connection with the manufacturing, production and sale of its FRAM and EDRAM products, the Company's projected continuing research and development expenditures, the possible fulfillment of the above mentioned cash exchange rights, results of litigation and the current repayment requirements of the Fund's credit facility, the Company may be required to seek additional equity or debt financing after 1999. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or that the Fund will agree to an extension of the payment date, or conversion into equity of amounts owed, under the Fund Credit Facility. If the Company requires additional financing in the future and if financing acceptable to the Company is not available, the Company would not be able to implement its current business strategy and the Company's business, operating results and financial condition would be materially adversely affected.

Item  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial positions, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. The Company's only derivative is an embedded written option on its common stock price issued to an investor to acquire common stock in a private placement.

The common stock price adjustment is a fixed amount at December 31, 1998 and will not be effected by future market changes. The cash redemption price of the option is now fixed at $.23 per share. Future changes in the price of the underlying common stock will have no effect on earnings or cash flows.

Interest payable on the Company's note payable to a related party is fixed, and, therefore, will not effect future earnings or cash flows. The
Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents and debt at December 31, 1998 would have less than an $100,000 effect on the fair value of the debt and earnings or cash flows.

The Company has a wholly owned subsidiary located in Japan. The operating costs of this subsidiary are denominated in Japanese Yen, thereby creating exposures to exchange rate changes. To date, this subsidiary has had only limited operations and is expected to continue to have limited operations in the foreseeable future, and, therefore, the Company does not believe any changes in exchange rates will have a material effect on future earnings, fair values or cash flows of the Company. The Company also purchases certain of its FRAM products from foundry suppliers in Japan with such costs denominated in Japanese Yen, thereby creating exposures to changes in exchange rates. The changes in the Japan/U.S. exchange rate may positively or negatively effect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, the Company has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden change in Japanese currency valuation.

Average selling prices of the Company's products have not increased significantly as a result of inflation during the past several years, primarily due to intense competition within the semiconductor industry. The effect of inflation on the Company's costs of production has been minimized through improvements in production efficiencies. The Company anticipates that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures within the industry and markets the Company participates in.

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997        F-2

Consolidated Statements of Operations
for the years ended December 31, 1998, 1997 and 1996                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996                F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996                F-5

Notes to Consolidated Financial Statements                       F-6 to F-19

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

/S/ Arthur Andersen LLP
Denver, Colorado,
   March 5, 1999.

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
              (in thousands, except par value and per share amounts)
                                 -------------
                                                           1998        1997
                                                         --------    --------
     ASSETS

Current assets:
   Cash and cash equivalents                              $15,237     $ 6,193
   Accounts receivable, less allowances
     of $134 and $167, respectively                           726       4,762
   Inventories                                              5,304       7,147
   Prepaid expenses                                           170         111
   Other current assets                                        94         124
                                                         ---------   ---------
      Total current assets                                 21,531      18,337

Property, plant and equipment, net                          7,158       8,024
Intangible assets, net                                      4,658       4,693
                                                         ---------   ---------
                                                          $33,347     $31,054
                                                         =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable                                       $ 2,535     $ 3,017
   Accrued liabilities                                      1,784       1,535
   Accrued royalties                                          305         414
   License rights                                             550       1,100
   Deferred revenue                                           760         995
   Common stock price adjustment                            3,224          --
   Promissory note and accrued interest, related party      7,127       6,457
                                                         ---------   ---------
      Total liabilities                                    16,285      13,518
                                                         ---------   ---------
Commitments and contingencies (Notes 5 and 14)

Stockholders' equity:
   Convertible preferred stock, $.01 par value,
     10,000 shares authorized: 10 and no shares
     issued and outstanding, respectively; entitled
     to $1,000 per share plus accrued and unpaid
     dividends in liquidation                               8,966          --
   Common stock, $.01 par value, 75,000 shares
     authorized:  60,428 and 37,923 issued and
     outstanding, respectively                                604         379
   Additional paid-in capital                             165,433     155,957
   Accumulated deficit                                   (157,941)   (138,800)
                                                         ---------   ---------
      Total stockholders' equity                           17,062      17,536
                                                         ---------   ---------
                                                          $33,347     $31,054
                                                         =========   =========
See accompanying notes.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)
                                 -------------

                                                 1998       1997       1996
                                               --------   --------   --------
Revenue:
   Product Sales                               $ 17,610    $14,613    $17,942
   License and development fees                      --      5,750     13,250
   Customer-sponsored research
     and development                                944        132        199
                                               ---------  ---------  ---------
                                                 18,554     20,495     31,391
                                               ---------  ---------  ---------
Costs and expenses:
   Cost of Sales:
     Cost of product sales                       10,452     10,750     14,032
     Loss on manufacturing contract               1,163         --         --
   Research and development                      10,898     10,723     12,925
   Customer-sponsored research
     and development                                826        118        179
   Sales, general and administrative              8,200      8,032      9,486
                                               ---------  ---------  ---------
                                                 31,539     29,623     36,622
                                               ---------  ---------  ---------
Operating loss                                  (12,985)    (9,128)    (5,231)

Common stock price adjustment                    (3,224)        --         --
Interest expense, related party                    (669)      (386)      (317)
Other income (expense), net                         447        657       (189)
                                               ---------  ---------  ---------
Net loss                                       $(16,431)   $(8,857)   $(5,737)
                                               =========  =========  =========

Loss per common share:
   Net loss                                    $(16,431)   $(8,857)   $(5,737)
   Dividends on convertible
      preferred stock                              (779)        --         --
   Accretion of discount on convertible
      preferred stock                            (1,931)        --         --
                                               ---------  ---------  ---------
Net loss applicable to common shares           $(19,141)   $(8,857)   $(5,737)
                                               =========  =========  =========

Net loss per share - basic and diluted           $(0.45)    $(0.24)    $(0.16)
                                               =========  =========  =========
Weighted average shares outstanding              42,859     37,061     36,507
                                               =========  =========  =========
See accompanying notes.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996
                                (in thousands)
                                --------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Cash flows from operating activities:
   Net loss                                     $(16,431)  $(8,857)  $(5,737)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Stock based compensation                        146        --     2,910
     Depreciation and amortization                 2,473     2,597     2,860
     Common stock price adjustment                 3,224        --        --
     Loss on manufacturing contract                1,163        --        --
     Other                                            --      (485)      (85)

   Changes in assets and liabilities:
     Accounts receivable                           4,036     2,439    (4,211)
     Inventories                                   1,843       196    (1,790)
     Deposits                                         --        --     5,425
     Prepaid expenses                                (59)      392       336
     Accounts payable and accrued liabilities     (1,505)    1,160    (1,137)
     Accrued interest, related party                 670       386       317
     Deferred revenue                               (235)      132    (1,636)
     Other                                            30       65        49
                                                --------- --------- ---------
        Net cash used in operating activities     (4,645)   (1,975)   (2,699)
                                                --------- --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment        (824)   (1,160)     (750)
   Intellectual property                            (748)     (346)     (330)
   Proceeds from sale of assets                       --         5       192
                                                --------- --------- ---------
        Net cash used in investing activities     (1,572)   (1,501)     (888)
                                                --------- --------- ---------
Cash flows from financing activities:
   Proceeds from notes payable, related party         --     2,900        --
   Payments on license rights payable               (550)     (550)       --
   Issuance of capital stock, net of expenses     15,811     4,137       486
                                                --------- --------- ---------
        Net cash provided by financing
          activities                              15,261     6,487       486
                                                --------- --------- ---------
Net increase (decrease) in cash and
   cash equivalents                                9,044     3,011    (3,101)

Cash and cash equivalents, beginning of year       6,193     3,182     6,283
                                                --------- --------- ---------
Cash and cash equivalents, end of year           $15,237   $ 6,193   $ 3,182
                                                ========= ========= =========
See accompanying notes.

                                           RAMTRON INTERNATIONAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 for the years ended December 31, 1998, 1997 and 1996
                                       (in thousands, except par value amounts)
                                                  --------------

                                              Convertible
                                            Preferred Stock     Common Stock
                                           ($.01) Par Value   ($.01) Par Value   Additional                    Total
                                          ------------------  ----------------    Paid-in    Accumulated    Stockholders'
                                           Shares    Amount    Shares  Amount      Capital     Deficit         Equity
                                           ------    ------    ------  ------    ----------  -----------   ---------------
Balances, December 31, 1995                    --        --    36,387     364      148,290      (124,191)        24,463

Issuance of stock:
 Stock based compensation                      --        --       429       4        3,056            --          3,060
 Exercise of options                           --        --       182       2          673            --            675
 Cancellation of treasury stock                --        --        (1)     --          (13)           --            (13)
Stock issuance costs                           --        --        --      --         (176)           --           (176)
Net loss for year ended December 31, 1996      --        --        --      --           --        (5,737)        (5,737)
                                           -----------------------------------------------------------------------------
Balances, December 31, 1996                    --        --    36,997     370      151,830      (129,928)        22,272

Issuance of stock:
 Exercise of options                           --        --       126       1          582            --            583
 Sale of common stock                          --        --       800       8        3,936            --          3,944
Stock issuance costs                           --        --        --      --         (391)           --           (391)
Other                                          --        --        --      --           --           (15)           (15)
Net loss for year ended December 31, 1997      --        --        --      --           --        (8,857)        (8,857)
                                           -----------------------------------------------------------------------------
Balances, December 31, 1997                    --        --    37,923     379      155,957      (138,800)        17,536


Issuance of stock:
 Stock based compensation                      --        --        29      --          146            --            146
 Exercise of options                           --        --         2      --            4            --              4
 Sale of preferred stock                       17    17,425        --      --           --            --         17,425
 Preferred stock discount                      --    (3,075)       --      --        3,075            --             --
 Preferred stock dividends                     --       779        --      --           --          (779)            --
 Preferred stock discount accretion            --     1,931        --      --           --        (1,931)            --
 Preferred stock conversions                   (7)   (6,476)   22,474     225        6,251            --             --
Stock issuance costs                           --    (1,618)       --      --           --            --         (1,618)
Net loss for year ended December 31, 1998      --        --        --      --           --       (16,431)       (16,431)
                                           -----------------------------------------------------------------------------
Balances, December 31, 1998                    10    $8,966    60,428    $604     $165,433     $(157,941)       $17,062
                                           =============================================================================
See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996
                           ------------------------

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

The Company's revenues are derived primarily from the sale of its FRAM and EDRAM products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Product sales (primarily EDRAM) have been made to various customers for use in a variety of applications including consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices. During 1998, 1997 and 1996, the Company's revenues have been derived from several customers within these industries (Note 12).

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

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors, which allow rights of return and price protection until distributors have resold the products. Revenue from licensing and technology development programs, which are nonrefundable and for which no significant future obligations exist is recognized when the license is signed. Revenue from licensing and technology development programs, which are refundable or for which future obligations exist is recognized when the Company has completed its obligations under the terms of the agreements. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

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

INCOME TAXES. The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryovers. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carryovers and tax credit carryovers. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 11).

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NET LOSS PER SHARE. The Company calculates its loss per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share. Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share. The Company had approximately $9.9 million face value of Series A Convertible Preferred Stock ("Preferred Stock") outstanding as of December 31, 1998. If all of the outstanding Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest stock price of the fourth quarter 1998, ($.25 per share), the total number of shares of common Stock required for such conversion, with applicable discount and, including accrued dividends at December 31, 1998, would have been 46,139,431.

As of December 31, 1998, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                      Common Stock
----------------------------------------------------      ------------
                                                         (in thousands)
Warrants, 6,989,701 exercisable at $4.15 per share
  and 80,000 exercisable at $0.23 per share
  (see "Note 6 - Warrants")                                      7,069
Stock options outstanding as of December 31, 1998
  with a weighted average exercise price per
  share of $5.85 (see "Note 6 - Stock Options")                  4,038
Series A Convertible Preferred Stock, 9,878 shares
  outstanding as of December 31, 1998
  (see "Note 6 - Preferred Stock Placement")                    46,139(1)
Preferred stock warrants to purchase 1,742 shares
  of Series A Convertible Preferred Stock with an
  exercise price of $1,000 per share (see "Note 6 -
  Preferred Stock Placement")                                    4,419(2)
Promissory note, related party, principal and
  accrued interest as of December 31, 1998 totaling
  $7,126,636 with a conversion price of $10.5125
  (see "Note 9")                                                   678
Common stock price adjustment (see "Note 7")                     2,332
                                                              --------
Total                                                           64,675
                                                              ========

(1) If all of the outstanding Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest stock price of the fourth quarter 1998, ($.25 per share), the total number of shares of common stock required for such conversion, with applicable discount and, including accrued dividends at December 31, 1998, would have been 46,139,431.

(2) If all of the outstanding Preferred Stock Warrants had been converted pursuant to the terms of the Preferred Stock warrant agreements, and all of such resulting Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest stock price for the 22-trading days immediately preceding December 31, 1998 ($0.438 per share), the total number of shares of common stock required for such conversion at December 31, 1998, would have been 4,419,077.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, a related party promissory note, and a written option on the Company's common stock. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the related party promissory note is estimated on current rates available for similar debt with similar maturities and collateral. The related party promissory note has a carrying value that is not significantly different than its estimated fair value. The fair value of the written option is $4,389,557 as of December 31, 1998.

NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No.
130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. To date, the Company has not had any material transactions that are required to be reported in comprehensive income as compared to its net loss.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133") effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Management is currently evaluating the effect SFAS No. 133 will have on the Company's financial statements.

RECLASSIFICATIONS. Certain reclassifications to prior years' financial statements have been made to conform to the current year's presentation.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         1998        1997
                                        ------      ------
                                          (in thousands)

          Finished goods                $3,595      $4,108
          Work in process                1,660       2,932
          Raw materials                     49         107
                                        ------      ------
                                        $5,304      $7,147
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     1998      1997
                                              ------------  -------   -------
                                                              (in thousands)

Land                                              --        $   668   $   668
Buildings and improvements                     18 and 10      8,942     8,729
Equipment                                          5         13,738    13,142
Office furniture and equipment                     5            611       621
                                                            -------   -------
                                                             23,959    23,160
Less accumulated depreciation and amortization              (16,801)  (15,136)
                                                            -------   -------
                                                            $ 7,158   $ 8,024
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,665,000, $1,826,000 and $2,115,000 for 1998, 1997, and 1996, respectively.
Maintenance and repairs expense was $842,000, $823,000 and $443,000 for 1998, 1997 and 1996, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                               Estimated        December 31,
                                              Useful Lives    ---------------
                                               (In Years)      1998     1997
                                              ------------    ------   ------
                                                              (in thousands)

Patents and trademarks                             10         $3,784   $3,036
License rights                                      5          2,150    2,150
Costs in excess of net assets purchased            17          4,529    4,529
                                                              ------   ------
                                                              10,463    9,715
Less accumulated amortization                                 (5,805)  (5,022)
                                                              ------   ------
                                                              $4,658   $4,693
                                                              ======   ======

In August 1995, the Company entered into a cross license agreement with a third party regarding the use of certain ferroelectric technology in the development and production of ferroelectric integrated circuit memories. The Company is required to pay a technology license fee in four annual installments to the third party as consideration for certain rights received under the cross license agreement. Such license fee is included in intangible assets for the years ending December 31, 1998 and 1997 and is being amortized over the five-year term of the cross license agreement.

Amortization expense of intangible assets was $783,000, $771,000 and $745,000 for 1998, 1997 and 1996, respectively.

5.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2002 for various equipment. Minimum future annual lease payments under these leases as of December 31, 1998 are as follows:

            1999         $507,000
            2000          307,000
            2001           39,000
            2002           21,000
                       ----------
                         $874,000
                       ==========

Total rent expense on all operating leases was $624,000, $425,000 and $393,000 for 1998, 1997, and 1996, respectively.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with certain employees, which provide for certain payments and continuation of benefits should their employment terminate as defined in the employment agreements.

MANUFACTURING ALLIANCES. The Company has entered into third-party manufacturing agreements for the supply of its FRAM and EDRAM products and intends to enter into additional third-party manufacturing agreements for the supply of such products in the future. The Company has relied and will continue to rely on such manufacturing relationships as the primary source of manufacturing for its products.

6.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK PLACEMENT. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. During 1998, the Company recorded $779,000 in dividends and converted $275,000 of such dividends to common stock upon conversion of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock have no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, will automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Until September 1, 1998, the Preferred Stock is convertible at a Conversion Price of $10.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price is equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999). The terms of the Preferred Stock include a cash redemption feature which allows the Company, at its option, in lieu of the issuance of common stock, to honor such conversions through a cash payment.

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

The conversion discount of the Preferred Stock is considered to be an additional preferred stock dividend. During the year ended December 31, 1998, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $.8 million and $1.9 million, respectively. The imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 is recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. If shares are converted prior to the full accretion, no additional discount will be taken during the fourteen month period.

On October 21, 1998, the Company suspended conversions of the Preferred Stock because the Company had issued, from its authorized shares, the maximum number of common shares available for such conversions (22,473,840 shares). No further conversions of the Preferred Stock will be effected until and unless the Company's shareholders approve an authorization of additional common stock. At the time of suspension of the Preferred Stock conversions, and as of December 31, 1998, approximately $9.9 million face value of Preferred Stock, plus accrued dividends, remained outstanding.

As a partial consideration for placing the Preferred Stock securities, the Company issued to the Placement Agents Preferred Stock warrants to acquire an aggregate of 1,742 shares of Preferred Stock for an exercise price of $1,000 per share. Such warrants are exercisable for a period of five years for shares of Preferred Stock.

COMMON STOCK PLACEMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds 800,000 shares of restricted common stock at an issue price of $4.93 per share. The common stock purchase price was based on a 15% discount to the average closing bid price for the Company's common stock as reported on The Nasdaq Stock Market ("NASDAQ") during the 5-trading day period immediately prior to the date of the issuance resulting in aggregate gross proceeds to the Company of $3,944,000. The Company also issued to the placement agents warrants to acquire an aggregate of 80,000 shares of common stock for a purchase price of $4.93 per share which expire in December 2002.

The agreement covering the sale of common stock provided, subject to certain exceptions, that if during the twelve-month period following the closing of the transaction, the Company sold any shares of common stock for an issue price lower than the purchase price, the purchase price per share of such Common Stock would be adjusted downward to equal such lower issue price. Any such adjustment would be effected by issuing additional shares of common stock to the holders who purchased in the private placement. A sale of shares pursuant to the terms of the agreement included the sale or issuance of rights, options, warrants or convertible securities under which the Company would become obligated to issue shares of common stock, and the selling price of the common stock converted thereby shall be the exercise or conversion price thereof plus the consideration (if any) received by the Company upon such sale or issuance.

The holders are not required to accept, by way of any such adjustment, a number of common shares such that the total number of common shares held by the holders, which were held by them on the date of the agreement, or acquired by them pursuant to the agreement, would exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund to the extent necessary to avoid the 4.99% limitation being exceeded. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment is 2,331,689 shares and $3,223,712, respectively. The Company's obligation to deliver cash to the holders, is recorded as a current liability with a corresponding charge to earnings.

WARRANTS. Warrants to purchase shares of the Company's common stock, including warrants issued to related parties (Note 9), are as follows:

                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 1995               $4.15           6,989         --     6,989
                                                -----------------------------
Outstanding and exercisable
at December 31, 1996               $4.15           6,989         --     6,989

Granted                            $4.93(1)           --         80        80
                                                -----------------------------
Outstanding and exercisable
at December 31, 1997            $4.15-$4.93        6,989         80     7,069

Cancelled                          $4.93(1)          --         (80)      (80)
Granted                            $0.23(1)          --          80        80
                                                -----------------------------
Outstanding and exercisable
at December 31, 1998            $0.23-$4.15        6,989         80     7,069
                                                =============================

All of the above warrants are currently exercisable. Of such warrants, warrants to purchase 6,989,000 shares of common stock with an exercise price of $4.15 expire in August 2000, and the remaining warrants to purchase 80,000 shares of common stock with an exercise price of $0.23 expire in December 2002. The Company has determined that all outstanding warrants had a nominal value at the time of issuance.

(1) In December 1997, the Company issued and sold in a private placement to certain investment funds, 800,000 shares of its common stock at an issue price of $4.93 per share. The Company issued to the placement agents for this transaction, warrants to purchase an aggregate of 80,000 shares of common stock for a purchase price of $4.93 (the "Private Placement Warrants"). If during the twelve month period following the private placement transaction, the Company sold any shares of common stock for an issue price lower then $4.93 per share, the exercise price per share of the issued warrants would be adjusted downward to equal such lower issue price. In October 1998, the Company issued shares from the conversion of Preferred Stock for a price of $.23 per share. Pursuant to the terms of the Private Placement Warrants, the exercise price of such warrants were, therefore, adjusted from $4.93 to $.23.

STOCK OPTIONS. The Company has three stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan") (collectively, the "Plans"). The Plans reserve 5,678,570 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 Plan, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 1998, the Company has not granted any incentive stock options. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                    Year Ended     Year Ended     Year Ended
                                   Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996
                                   -------------  -------------  -------------
                                     (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                       $(19,141)       $(8,857)       $(5,737)
    Pro forma                          (22,079)       (12,637)        (8,784)

Net Loss Per Share
    As reported - basic and diluted    $(0.45)        $(0.24)        $(0.16)
    Pro forma - basic and diluted       (0.52)         (0.34)         (0.24)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of amounts to be expected in future years.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 1998, 1997 and 1996 grants:

                                          1998          1997          1996
                                       ----------    ----------    ----------
          Risk Free Interest Rate        4.74%         5.54%         6.30%
          Expected Dividend Yield          0%            0%            0%
          Expected Lives               3.5 years     3.5 years     3.5 years
          Expected Volatility             93%           50%           50%

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 1995             $4.29            866        294      1,160

Granted                       $6.76            662      2,109      2,771
Cancelled                     $6.37            (20)       (58)       (78)
Exercised                     $4.20            (90)       (57)      (147)
Reclassified                  $6.12            112       (112)        --
                                           -------------------------------
Outstanding at
December 31, 1996             $6.10          1,530      2,176      3,706

Granted                       $6.20            156        246        402
Cancelled                     $6.55            (63)      (335)      (398)
Exercised                     $4.71            (74)       (49)      (123)
                                           -------------------------------
Outstanding at
December 31, 1997             $6.13          1,549      2,038      3,587

Granted                       $4.28            305        292        597
Cancelled                     $6.23            (20)      (124)      (144)
Exercised                     $1.75             --         (2)        (2)
Reclassified                  $6.12            151       (151)        --
                                           -------------------------------
Outstanding at
December 31, 1998             $5.85          1,985      2,053      4,038
                                           ===============================
Exercisable at
December 31, 1998             $5.74          1,256        932      2,188
                                           ===============================

The weighted average fair value of shares granted during the years ended December 31, 1998, 1997 and 1996 are $4.11, $3.31 and $3.78, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                                 Weighted Average
                           Number of        ---------------------------
     Exercise Price         Shares           Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------        --------      -----------
     $0.38 - $3.41            93,609          $1.64           8.80
         $4.15               870,560          $4.15           4.99
     $4.50 - $6.38           572,350          $5.10           8.72
     $6.50 - $6.88           992,727          $6.54           7.15
     $6.89 - $8.19         1,509,000          $6.93           7.72
                           ---------
                           4,038,246
                           =========

                                             Weighted
                           Number of         Average
     Exercise Price         Shares           Exercise
         Range            Outstanding         Price
     --------------       -----------        --------
     $0.38 - $3.41           13,409           $1.67
         $4.15              803,060           $4.15
     $4.50 - $6.38           78,675           $5.67
     $6.50 - $6.88          531,504           $6.53
     $6.89 - $8.19          761,042           $6.93
                          ---------
                          2,187,690
                          =========

OTHER. Under an employee incentive plan, which terminated on December 2, 1996, the Company issued 429,000 shares of common stock with a fair value of $3,056,000. Approximately $2,910,000 and $150,000 was expensed in 1996 and
1995, respectively.

7. COMMON STOCK PRICE ADJUSTMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds ("Holders") 800,000 shares of common stock at an issue price of $4.93 per share.

If during the twelve-month period following the closing of the transaction, the Company sold any shares of common stock for an issue price lower than the purchase price, the purchase price per share of the common stock would be adjusted downward to equal the lower issue price. Any adjustment would be effected by issuing additional shares of common stock to the Holders.

The Holders are not required to accept, by way of this adjustment, a number of common shares such that the total number of common shares held by the Holders would exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment is 2,331,689 shares and $3,223,712, respectively. The Company's obligation to deliver cash to the Holders is recorded as a current liability with a corresponding charge to earnings.

8. LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. The Company estimates that the manufacturing of this product will be completed by the end of March 1999. As Of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to chip design complexity. Accordingly, the Company recorded an accrued liability and a charge to earnings reflecting the total estimated loss on the contract in the amount of $1,163,000 during the period.

9.  RELATED PARTY TRANSACTIONS:

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1998, 1997 and 1996, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. No payments for these obligations were made during 1998, 1997 or 1996. $450,000 and $390,000 related to this obligation is included in accrued expenses as of December 31, 1998 and 1997, respectively.

The Company granted to the Fund pursuant to a 1995 debt conversion agreement (the "1995 Debt Conversion Agreement") certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to the Fund pursuant to the 1995 Debt Conversion Agreement.

In September 1995 and in connection with the 1995 Debt Conversion Agreement, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The outstanding principal balance and accrued interest as of December 31, 1998 under the Fund Credit Facility was $5.5 million and $1.6 million, respectively. The outstanding principal balance and accrued interest as of December 31, 1997 under the Fund Credit Facility was $5.5 million and $1.0 million, respectively. Pursuant to the terms of the Fund Credit Facility, no additional borrowings are available to the Company under the Credit Facility. The Fund Credit Facility is secured by a first priority security lien on the Company's assets, including the assets of its subsidiary, EMS, and by a pledge of the shares of stock of EMS and Racom owned by the Company. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $10.5125 for each share of common stock. The amended maturity date of the loan is April 30, 1999.

In July 1998, the Company granted to the Fund options to purchase 35,000 shares of the Company's common stock at the fair market value at the date of such grant. The grant of these options to the Fund was in lieu of Mr. Tull, the Fund's board representative, receiving these options in recognition of the services he has performed on the Company's behalf as a Director of the Company.

TRANSACTIONS INVOLVING GEORGE J. STATHAKIS. Mr. Stathakis is a Director of the Company. In July 1995, Mr. Stathakis entered into a consulting agreement with the Company pursuant to which he agreed to perform consulting services for the Company until December 31, 1996 in consideration of $7,000 per month. Pursuant to the terms of such consulting agreement, the Company had the option to extend the term of the agreement for six additional periods of six months each. In December 1996, the Company exercised a six-month extension to such agreement for Mr. Stathakis to perform consulting services for the Company through June 30, 1997. In July 1997, the Company exercised a second extension to such agreement for Mr. Stathakis to perform consulting services for the Company through December 1998, with a decrease in consideration for such services to $5,800 per month.

During 1998, the Company paid to Mr. Stathakis $99,000 as payment for consulting fees and reimbursement for expenses owed to Mr. Stathakis in connection with consulting services performed by Mr. Stathakis for the benefit of the Company during 1998.

In July 1998, the Company granted to Mr. Stathakis options to purchase 20,000 shares of the Company's common stock at the fair market value at the date of such grant. The grant of these options to Mr. Stathakis was in recognition of the services he has performed as a Director of the Company.

The consolidated statements of operations include amounts attributable to related party transactions, as follows:

                                                       1998     1997     1996
                                                      ------   ------   ------
                                                           (in thousands)
Consulting and director fees in sales,
  general and administrative                           $149     $147     $147
Interest expense on convertible
 promissory note                                        669      386      317
                                                      ------   ------   ------
                                                       $818     $533     $464
                                                      ======   ======   ======

INVESTMENT IN RACOM SYSTEMS, INC. The Company has a 36% ownership interest in Racom Systems, Inc. ("Racom"). The investment is carried at zero as the Company has no commitment to provide future funding to Racom. The Fund Credit Facility is secured by a first priority security lien on the Racom shares owned by the Company.

10.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       1998     1997     1996
                                                      ------   ------   ------
                                                           (in thousands)

Interest                                                $69      $49      $41
Income taxes                                             --       --       --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                       1998     1997     1996
                                                      ------   ------   ------
                                                           (in thousands)

Conversion of Series A Preferred Stock               $6,846     $ --     $ --

11.  INCOME TAXES:

As of December 31, 1998, the Company had approximately $141 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.3 million of research and development tax credits available to offset future federal tax. The net operating loss and credit carryovers expire through 2013. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            1998         1997
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  License fees and deferred revenue       $ 2,700      $ 2,700
  Other                                     1,100        1,200
  Net operating loss carryovers            56,900       51,600
                                           ------      -------
                                           60,700       55,500
Valuation allowance                       (60,700)     (55,500)
                                           ------       ------
                                           $   --       $   --
                                           ======       ======

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            1998       1997       1996
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                  (4,550)    (3,221)    (2,415)
  State                                      (650)      (379)      (285)
                                           ------     ------     ------
  Total deferred benefit                   (5,200)    (3,600)    (2,700)

  Increase in valuation allowance           5,200      3,600      2,700
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance.

Taxes other than payroll and income taxes were $211,000, $549,000 and $807,000 for 1998, 1997 and 1996, respectively.

12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION

Ramtron is engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two principal businesses, ferroelectric nonvolatile random access memory ("FRAM") technology and products, and high-speed DRAM products called Enhanced-DRAM ("EDRAM") products.

The accounting policies for determining segment net income (loss) are the same used in the consolidated financial statements. There are no internal sales between segments or geographic regions.

                             1998               1997               1996
                       -----------------  -----------------  -----------------
                         FRAM    EDRAM      FRAM    EDRAM      FRAM    EDRAM
                       -------- --------  -------- --------  -------- --------
                                             (in thousands)
Product revenue         $ 2,569  $15,041   $ 1,603  $13,010   $ 1,890  $16,052
Technology license and
  development revenue        --       --     5,750       --    13,250       --
Customer-sponsored
  research and
  development revenue       944       --       132       --       199       --
                       -------- --------  -------- --------  -------- --------
                          3,513   15,041     7,485   13,010    15,339   16,052
                       -------- --------  -------- --------  -------- --------

Operating costs         (17,296) (14,243)  (16,638) (12,985)  (19,918) (16,704)
                       -------- --------  -------- --------  -------- --------
Operating profit(loss)  (13,783)     798    (9,153)      25    (4,579)    (652)

Other                      (301)     (19)      596       --      (316)      --
                       -------- --------  -------- --------  -------- --------
Net Profit (Loss)      $(14,084)    $779   $(8,557)     $25   $(4,895)   $(652)
                       ======== ========  ======== ========  ======== ========

Assets                  $25,393   $7,954   $21,064   $9,990   $21,504  $10,258

Depreciation and
  Amortization            2,187      286     2,349      248     2,682      178

Capital additions           726       98       766      394       428      322

Intangible additions        236      512       249       97       303       27

Net profit (loss) excludes interest income, interest expense and special charges of $3,126,000, $325,000 and $190,000 in 1998, 1997 and 1996,
respectively, not allocated to business segments.

Major customers representing more than 10% of total revenues are as follows:

                       1998                  1997                  1996
              --------------------- --------------------- ---------------------
                 FRAM       EDRAM      FRAM      EDRAM       FRAM      EDRAM
              ---------- ---------- ---------- ---------- ---------- ----------
                                        (in thousands)

Customer A       --  --  $5,192 28%    --  --  $3,488 17%    --  --     --  --
Customer B       --  --   4,301 23%    --  --     --  --     --  --     --  --
Customer C       --  --   2,128 11%    --  --   2,908 14%    --  --     --  --
Customer D       --  --     --  --   3,750 18%    --  --   3,750 12%    --  --
Customer E       --  --     --  --   2,000 10%    --  --     --  --     --  --
Customer F       --  --     --  --     --  --     --  --   5,000 16%    --  --

The following geographic area data include revenues based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenues:

                                      1998        1997        1996
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $13,475     $ 9,108     $14,282
Japan                                   485       5,795       8,399
Korea                                    29          --       5,000
Canada                                2,278       3,288       1,075
United Kingdom                          935       1,014         950
Germany                                 414         495         443
Rest of world                           938         795       1,242
                                   ---------   ---------   ---------
Total                               $18,554     $20,495     $31,391
                                   =========   =========   =========

Geographic Area Long-lived Assets (Net):

                                      1998        1997        1996
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $11,165     $12,107     $12,889
Thailand                                310          95         321
Rest of world                           341         515         605
                                   ---------   ---------   ---------
                                    $11,816     $12,717     $13,815
                                   =========   =========   =========

13.  DEFINED CONTRIBUTION PLAN

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

14.  CONTINGENCIES:

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. The Company also filed complaints in Federal District Court seeking a review of the decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively "NEC"). The complaint claims that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe on such patents without authority or license from the Company. The complaint seeks relief from NEC to cease its infringement activities and requests damages be awarded to the Company resulting from the infringement activities. The relief also asks for reimbursement of attorney's fees and certain other relief the court deems proper. NEC has responded by denying the infringement claims brought against them by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted or stayed by the court. The Company has vigorously pursued its rights pursuant to its intellectual property and will continue such efforts. The Company is uncertain as to the ultimate outcome of the infringement proceedings, as well as to the resulting effects upon the Company's financial position or results of operations.

LITIGATION. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Preferred Stock, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleges in this second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint adds a claim for relief and relies on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raising certain affirmative defenses that the Company previously had not raised.

On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), another holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses.

While the Company believes that it has good defenses to the allegations made by both Deere Park and Talisman, there can be no assurances that the Company will ultimately prevail in these actions. A successful action by either Deere Park or Talisman against the Company in this matter may have a material adverse effect on the Company.

NASDAQ LISTING REQUIREMENTS. The Company must maintain certain requirements in order to remain listed on The Nasdaq Stock Market ("Nasdaq"). These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. On December 2, 1998, the Company received notification from Nasdaq that it failed to meet the Nasdaq listing requirements for minimum bid price. The Company responded to Nasdaq detailing its proposal for meeting the minimum bid price requirement and requested an oral hearing before the Nasdaq Listing Qualifications Panel. There is no assurance that the Company will resolve its current negotiations with Nasdaq or meet future Nasdaq listing requirements.

15. SUBSEQUENT EVENT. Conversions of the Company's Preferred Stock were suspended in October 1998. In order to obtain authorization from common shareholders for new shares to satisfy future conversions of Preferred Stock, the Company mailed a Proxy Statement on or about February 5, 1999, for a meeting to be held on March 15, 1999, which was subsequently cancelled. As a result of negotiations with preferred shareholders and on advice of its financial advisor, on March 5, 1999, the Company filed a Preliminary Proxy Statement and notice of meeting with respect to a Special Meeting of Stockholders on Form PRES14A. The staff of the SEC is currently reviewing that Preliminary Proxy Statement, and the date for the meeting will be fixed upon the conclusion of the SEC's staff review. The Special Meeting is being held to provide stockholders with the opportunity to vote upon the following two proposals:

PROPOSAL 1: Approval of a restructuring of the Company in respect of (i) the Company's Series A Convertible Preferred Stock, (ii) the Company's obligations under certain Stock Purchase Agreements dated December 23, 1997 by and between the Company and certain entities advised by Dimensional Fund Advisors, Inc.,
(iii) the $7.1 million loan to the Company from the National Electrical Benefit Fund, and (iv) effecting a reverse stock split of the Company's Common Stock.

PROPOSAL 2: If Proposal 1 is not approved by the stockholders of the Company, such stockholders are asked to vote to effect a reverse stock split of the Company's common stock.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A                  Column B         Column C           Column D    Column E
---------                ----------       ----------         ----------  ----------
                                           Additions
                                     ----------------------
                         Balance at  Charged to  Charged to              Balance at
                         Beginning   Costs and     Other                    End
Description              of Period    Expenses    Accounts   Deductions  of Period
------------             ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/96:

Allowance for doubtful
accounts, returns and
discounts                    $284        $984         $--        $547        $721
                         ==========================================================
Year Ended 12/31/97:

Allowance for doubtful
accounts, returns and
discounts                    $721        $371         $--        $925        $167
                         ==========================================================
Year Ended 12/31/98:

Allowance for doubtful
accounts, returns and
discounts                    $167      $1,075         $--      $1,108        $134
                         ==========================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference from the information contained in the section captioned "Directors of the Registrant" in an amendment to this Form 10-K to filed within 120 days of December 31, 1998.

The information concerning the Company's executive officers required by this
Item is included in Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained in the Section captioned "Common Stock Ownership Principal Stockholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance," in an amendment to this Form 10-K to filed within 120 days of December 31, 1998.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information contained in the section captioned "Executive Compensation" in an amendment to this Form 10-K to filed within 120 days of December 31, 1998.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information contained in the section captioned "Common Stock Ownership Principal Stockholders and Management" in an amendment to this Form 10-K to filed within 120 days of December 31, 1998.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information contained in the sections captioned "Certain Relationships and Related Transactions" and "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation" in an amendment to this Form 10-K to filed within 120 days of December 31, 1998.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of the Company and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1998 Annual Report to Stockholders:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996
          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
             for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flow for the years ended
             December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

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

         10.3 Form of Invention and Non-Disclosure Agreement between Registrant and employees.(7)
         10.4 Shareholders' Agreement dated October 25, 1991 among Registrant, Racom Systems, Inc., AWA Limited and Intag International Limited.(8)
         10.5 Hitachi-Ramtron Addendum to Letter of Intent dated August 24, 1992 between Registrant and Hitachi.(9)
        *10.6 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(6)
        *10.7 Memorandum of Understanding dated April 25, 1994 between the Registrant and Hitachi.(11)
        *10.8 Cooperative Agreement for License Manufacturing of FRAM Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(6)
        *10.9 Stock Purchase Agreement between Registrant, Intag International Limited and Racom Systems, Inc. dated
                 November 14, 1994.(6)
         10.10 First Amendment to Shareholders Agreement between Registrant, Intag International Limited and Racom Systems, Inc. dated November 14, 1994.(6)
         10.11 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(10)
         10.12 Employment Agreement effective April 1, 1995 between the Registrant and L. David Sikes.(10)
        *10.13   Agreement for EDRAM Design and Purchase of Products dated
                 April 26, 1995 between the Registrant and IBM.(11)
        *10.14   Memorandum for Payment under High-Density FRAM Cooperation
                 Agreement dated May 11, 1995 between the Registrant and Hitachi.(11)
        *10.15 FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(11)
        *10.16 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(12)
         10.17 Loan Agreement dated August 31, 1995 between the Registrant and the Fund.(10)
         10.18 Promissory Note dated August 31, 1995 in the maximum principal amount of $12,000,000 made by the Registrant in favor of the Fund.(10)
         10.19 Warrant to Purchase 4,028,485 shares of Common Stock dated August 31, 1995 issued by the Registrant to the Fund.(10)
         10.20 Warrant to Purchase 1,861,216 shares of Common Stock dated August 31, 1995 issued by the Registrant to Oren Lee
                 Benton, Debtor in Possession.(10)
        *10.21 First Amendment to Symetrix/Ramtron Ferroelectric Cross License Agreement dated September 13, 1995 between the Registrant and Symetrix.(11)
        *10.22 Memorandum of Understanding dated September 21, 1995 between the Registrant and Hitachi.(11)
        *10.23 Amendment dated September 21, 1995 to High-Density FRAM Cooperation Agreement between the Registrant and Hitachi.(9)
        *10.24 Supplement-1 dated September 28, 1995 to Cooperative Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(11)
         10.25 Warrant to Purchase 1,100,000 shares of Common Stock dated October 5, 1995 issued by the Registrant to Oren Lee
                 Benton, Debtor in Possession.(10)
        *10.26 FRAM Technology License Agreement dated December 19, 1995 between the Registrant and Fujitsu.(11)
        *10.27 Memorandum of Understanding dated December 19, 1995 between the Registrant and Fujitsu.(11)
        *10.28 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.(1)
        *10.29 Amendment to Agreement dated August 30, 1996 between the Registrant and Fujitsu.(12)
         10.30 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.31 Amendment No. 1 to Registrant's 1989 Nonstatutory Stock Option Plan dated October 24, 1996.(1)
         10.32 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
        *10.33   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.(2)
        *10.34   Joint Development Agreement between the Registrant and
                 ULVAC Japan, Ltd., dated April 9, 1997.(13)
        *10.35 Tripartite Technology Agreement between the Registrant, Racom Systems, Inc. and Intag International Ltd., dated April 15, 1997.(14)
         10.36 Employment Agreement effective April 1, 1997 between the Registrant and Richard L. Mohr.(15)
        *10.37 Amendment No. 3 RF/ID Products to High-Density FRAM Cooperation Agreement dated January 15, 1998 between the Registrant, Racom Systems, Inc. and Hitachi, Ltd.(16)
         10.38 First Amendment to Loan Agreement between the National Electrical Benefit Fund and the Registrant, dated
                 June 1, 1998. (17)
         10.39 Second Amendment to Loan Agreement between the National Electrical Benefit Fund and the Registrant, dated
                 September 29, 1998. (18)
         10.40 Third Amendment to Loan Agreement between the National Electrical Benefit Fund and the Registrant, dated
                 December 14, 1998.(19)
         10.41 Fourth Amendment to Loan Agreement between the National Electrical Benefit Fund and the Registrant, dated
                 February 26, 1999.(20)

         10.42 Employment Agreement effective January 1, 1998 between the Registrant and Greg B. Jones, dated January 12, 1998.
         10.43 Employment Agreement effective July 22, 1998 between the Registrant and Craig W. Rhodine, dated July 22, 1998.

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

(8) Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-44952 1-3) filed with the Securities and Exchange Commission on January 2, 1992.

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

(13) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on May 14, 1997.

(14) Incorporated by reference to the Company's Amendment No. 1 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on August 29, 1997.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

(16) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998.

(17) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission on August 13, 1998.

(18)  Incorporated by reference to the Company's Form 10-Q (Commission File
No. 0-17739) for the quarter ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998.

(19) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 16, 1998.

(20) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 2, 1999.

(b)  Reports on Form 8-K:

     On February 4, 1998, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On March 4, 1998, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

     On December 9, 1998, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

     On December 16, 1998, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

     On March 2, 1999, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 24, 1999.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive       3-24-99
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                           3-24-99
George J. Stathakis

/S/ William G. Howard
-------------------------       Director                           3-24-99
William G. Howard

/S/ William G. Tull
-------------------------       Director                           3-24-99
William G. Tull

/S/ Eric A. Balzer
-------------------------       Director                           3-24-99
Eric A. Balzer

/S/ Albert Hugo-Martinez
-------------------------       Director                           3-24-99
Albert Hugo-Martinez

/S/ Greg B. Jones
-------------------------       Director, President and            3-24-99
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and       3-24-99
Richard L. Mohr                 Chief Financial Officer