Form 10-K/A
period 1998-12-31
RAMTRON INTERNATIONAL CORP
filed 1999-04-29
CIK 849502

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

                                    Page-1

As of April 26, 1999, 60,427,612 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

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

                                    Page-2

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

                                    Page-3

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

                                    Page-4

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

                                    Page-5

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

                                    Page-6

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

                                    Page-7

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

                                    Page-8

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

                                    Page-9

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

                                    Page-10

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

                                    Page-11

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

                                    Page-12

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

                                    Page-13

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

                                    Page-14

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

                                    Page-15

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

                                   Page-16

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

The Company's licensees may market products, which compete with the Company's FRAM and EDRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or EDRAM products for their own account with or without the payment of royalties, depending upon the terms of their agreements with the Company. For example, as part of its agreements with Hitachi, Rohm, Toshiba and Fujitsu, the Company granted each of those companies a royalty-bearing non-exclusive license to the Company's FRAM technology and know-how, which license includes the right to manufacture and sell products using FRAM technology. The Company has also granted IBM a non-exclusive license to manufacture, produce and sell EDRAM products in unlimited quantities, which license is royalty-free for internal consumption of EDRAM products and royalty-free for external sales up to two times the Company's total sales of EDRAM products. Most of these license agreements

                                    Page-17
provide for the continuation of the licensed rights to Ramtron's FRAM or EDRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis. In addition, Racom Systems, Inc. and Intag International Limited of Australia, both licensees of the Company's ferroelectric technology for use in RFID applications, could compete with the Company for portions of the RFID market. To the extent that any of the Company's products achieve market acceptance, there can be no assurance that the Company's competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and EDRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production of its products permitting its products to be sold at a price that is both competitive and profitable to the Company and on its ability to design products which successfully address customer requirements. The Company's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of such customers in selling their products, the success of the Company's protection of its intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products. There can be no assurance that the Company's ferroelectric technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or EDRAM products.

                       PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and EDRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. In addition to its strategic licensees discussed above, the Company has also granted worldwide, limited licenses to its ferroelectric technology to Seiko Epson Corporation of Japan and Intermetall, Halbleiterwerk der Deutsche ITT Industries GmbH, a subsidiary of ITT Corporation, although the Company has no indication that those licensees are currently pursuing development of FRAM products. Those companies, together with the Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to

                                    Page-18
manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceedings." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its EDRAM products, and the Company has other patents and patent applications involving its EDRAM technology pending.

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

                                    Page-19

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

                                    Page-20

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

                                    Page-21

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for

                                    Page-22
the Federal Circuit. The Company also filed complaints in Federal District Court seeking a review of the decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

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

                                    Page-23

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

                                    Page-24

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

                                    Page-25

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely

                                    Page-26
completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company;
(vii) the effects on the Company from the common stock price adjustment with respect to the holders of common stock issued in the December 1997 private placement; (viii) the effect on the Company from its obligations pursuant to its outstanding Series A Convertible Preferred Stock; (ix) the willingness of a principal shareholder to extend the due date of an outstanding loan to the Company; (x) statements regarding future potential changes in the Company's capital structure; (xi) the availability and related cost of future financing;
(xii) the retention of key personnel; (xiii) the outcome of the Company's patent interference, patent infringement and litigation proceedings, and
(xiv) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

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

                                    Page-27

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

                                    Page-28

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

                                    Page-29

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

RESEARCH AND DEVELOPMENT. In 1998, research and development expenses remained relatively flat with 1997 and totaled $10.9 million compared with $10.7 million in 1997. The Company incurred substantial increases in research and development expenses during 1998 for product development of its 16-megabit ESDRAM products and for additional future EDRAM products. EDRAM product engineering expenses associated with the 16-megabit ESDRAM development increased significantly during 1998 to $1.6 million from $.7 million in 1997. Such increases in product engineering expenses included 16-megabit ESDRAM development costs for photomasks, engineering wafers and test probe cards totaling approximately $1.0 million. Further, EDRAM engineering design expenses increased by 63% or roughly $.5 million to $1.3 million during 1998 as compared to $.8 million during 1997 to support the 16-megabit ESDRAM development and future EDRAM product development. These increases in expenses for new EDRAM product development were offset by decreases in FRAM research and

                                    Page-30
development activities that utilized the Company's Colorado Springs fabrication facility. During the last five months of 1998, the Company's Colorado Springs fabrication facility was used almost entirely for the fulfillment of an RFID manufacturing contract entered into in August 1998, rather than for FRAM technology development purposes. Certain of the resources that would typically be used in FRAM research and development activities were, therefore, used in fulfilling the RFID manufacturing contract and are included in cost of sales amounts and a recorded $1.2 million loss on manufacturing contract recorded in 1998. The Company anticipates that overall research and development costs will increase during 1999 and in future years as new FRAM and EDRAM products and technologies are developed and as expected future increases in product revenues are achieved.

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

                                    Page-31

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

                                    Page-32

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

                                    Page-33

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

                                    Page-34

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

                                    Page-35

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

                                    Page-36

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

                                    Page-37

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

                                    Page-38

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

Consolidated Balance Sheets as of December 31, 1998 and 1997        F-2

Consolidated Statements of Operations
for the years ended December 31, 1998, 1997 and 1996                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996                F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996                F-5

Notes to Consolidated Financial Statements                       F-6 to F-26

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-27

                                    Page-39

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of the Company, and certain information about them, are as follows:

Name                         Age          Position(s) with the Company
----                         ---          ----------------------------

L. David Sikes               57           Chairman of the Board and
                                            Chief Executive Officer
Greg B. Jones                51           Director, President and
                                            Chief Operating Officer
William G. Howard(1)         57           Director
George J. Stathakis(1)       69           Director
William G. Tull(1)(2)        70           Director
Eric A. Balzer(2)            50           Director
Albert J. Hugo-Martinez      53           Director
-----------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

L. David Sikes. See Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

Greg B. Jones. See Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

Dr. Howard has served as a director of the Company since July 1994. Since September 1990, Dr. Howard has been an independent engineering consultant to various entities, including SEMATECH, the Semiconductor Industry Association and VLSI Technology. From October 1987 until December 1990, he served as a Senior Fellow at the National Academy of Engineering while on leave from Motorola. From 1969 to 1990, Dr. Howard was employed by Motorola where he most recently served as Corporate Senior Vice President and Director of Research and Development. Dr. Howard is a member of the National Academy of Engineering and a fellow of the Institute of Electrical Engineers and of the American Association for the Advancement of Science. Dr. Howard is the Chairman of Credence Systems, Inc., a manufacturer of electronic test equipment.
Dr. Howard is also a director of BEI Electronics, Inc., a manufacturer of electronic sensors; VLSI Technology, Inc., a manufacturer of integrated circuits; and Xilinx, Inc., a manufacturer of integrated circuits.

                                    Page-40

Mr. Stathakis has served as a director of the Company since March 1990.
Mr. Stathakis also served as Chairman of the Board and Chief Executive Officer of the Company from March 1990 until June 1994 and, in an interim capacity, from February 1995 until April 1995. From 1986 until 1989, Mr. Stathakis served as Chairman of the Board and Chief Executive Officer of International Capital Corporation, a subsidiary of American Express. Prior to his involvement in international investment banking, Mr. Stathakis retired from General Electric Corporation ("GE") after having spent 32 years in management and executive positions. In 1971, he was appointed Vice President of GE and General Manager of the Nuclear Energy Division. In 1977, he was appointed General Manager of GE's International Trading Operations.
Mr. Stathakis founded the General Electric Trading Company in 1982 and was appointed its first President and Chief Executive Officer. Mr. Stathakis is also a director of Calpine Corp., an electric power producer and Oregon Steel Mills, Inc., a steel producer.

Mr. Tull has served as a director of the Company since January 1991 when the Fund selected him to serve as its designee on the Company's Board of Directors. Since January 1990, he has been an independent financial advisor and has provided such services to the Fund since June 1990. From December 1988 to December 1989, Mr. Tull was Chairman of the Board of Security Trust Company, N.A., based in Washington D.C., and from April 1985 to January 1990, Mr. Tull was President of American Security Bank, N.A., based in Washington D.C.

Mr. Balzer has served as a director of the Company since September 1998. Since January 1990, Mr. Balzer has served as Senior Vice President of Operations for Advanced Energy Industries, Inc. a company that develops, manufactures and markets power conversion devices for the semiconductor equipment industry. Prior to his employment with Advanced Energy Industries, Inc., Mr. Balzer served as Materials and Manufacturing Manager for IBM's corporate systems technology division.

Mr. Hugo-Martinez has served as a director of the Company since March 1999. From March 1996 to November 1998, he served as President and Chief Executive Officer and a member of the Board of Directors of GTI Corporation, a manufacturer of ISDN and local area network subcomponents. From 1987 to 1995, he served as President and Chief Executive Officer of Applied Micro Circuits Corporation, a manufacturer of high-performance bipolar and biCMOS gate arrays. Mr. Hugo-Martinez is also a director of Microchip, Inc., a semiconductor manufacturing company specializing in micro-controller devices.

The information concerning the Company's executive officers required by this
Item is included in Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

                                    Page-41

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE: Under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). The specific due dates for these reports have been established by the SEC, and the Company is required to report on any failure to file by the established dates. To the knowledge of the Company and based solely on a review of the Section 16(a) reports furnished to the Company during 1998, none of the Company's directors, officers and persons holding more than 10% of the Company's Common Stock were delinquent in filing reports pursuant to Section 16(a) of the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information for the three years ended December 31, 1998 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer during 1998 and each of the four other most highly compensated executive officers of the Company whose compensation during 1998 exceeded $100,000:

                                                            Long-Term
                                                       Compensation Awards
                                                    -------------------------
                              Annual Compensation    Securities   Restricted
Name and                      --------------------   Underlying     Stock
Principal Position      Year  Salary($)   Bonus($)   Options(#)    Awards($)
------------------      ----  ---------   --------  -------------------------

L. David Sikes          1998  $360,000     $65,000    100,000     $64,806(1)
  Chairman of the       1997   355,000      75,000     50,000          --
  Board and Chief       1996   335,005     100,000     50,000          --
  Executive Officer

Greg B. Jones           1998   202,100          --     45,000      49,790(2)
  President and Chief   1997   179,900          --         --          --
  Operating Officer     1996   167,500     105,044    145,000          --

Richard L. Mohr         1998   200,000          --         --      48,117(3)
  Executive Vice        1997   175,333      20,000     50,000         --
  President and Chief   1996   131,300      98,183    137,451         --
  Financial Officer

Donald G. Carrigan(4)   1998   152,092       5,333     40,000      33,804(5)
  Vice President and    1997   139,225          --     50,000          --
  General Manager,      1996   122,500      87,930     69,500          --
  FRAM Business

Craig W. Rhodine(6)     1998   137,500          --         --      42,254(7)
  Vice President and    1997   122,083          --         --          --
  General Manager,
  EDRAM Business
---------------

                                    Page-42

(1) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 8,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $5.0156, $40,125 and $24,681, respectively. As of December 31, 1998, Mr. Sikes held 8,000 shares of such restricted stock having a value of $4,000 based upon the fair market value of the Common Stock on December 31, 1998. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(2) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 6,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $5.0156, $30,094 and $19,696, respectively. As of December 31, 1998, Mr. Jones held 6,000 shares of such restricted stock having a value of $3,000 based upon the fair market value of the Common Stock on December 31, 1998. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(3) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 6,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $5.0156, $30,094 and $18,023, respectively. As of December 31, 1998, Mr. Mohr held 6,000 shares of such restricted stock having a value of $3,000 based upon the fair market value of the Common Stock on December 31, 1998. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(4) Mr. Carrigan became an executive officer of the Company in July 1996 and was employed by the Company in various non-executive officer positions from November 1989 until July 1996.

(5) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 4,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $5.0156, $20,062 and $13,742, respectively. As of December 31, 1998, Mr. Carrigan held 4,000 shares of such restricted stock having a value of $2,000 based upon the fair market value of the Common Stock on December 31, 1998. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

                                    Page-43

(6) Mr. Rhodine became an executive officer of the Company in March 1997 and was employed by the Company in various non-executive officer positions from September 1992 until March 1997.

(7) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 5,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $5.0156, $25,078 and $17,176, respectively. As of December 31, 1998, Mr. Rhodine held 5,000 shares of such restricted stock having a value of $2,500 based upon the fair market value of the Common Stock on December 31, 1998. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

OPTION GRANTS IN 1998

The following table sets forth certain information concerning stock option grants in 1998 to each of the executive officers named in the Summary Compensation Table who received stock option grants in 1998.

                          Individual Grants
              ------------------------------------------
                  No. of                                  Potential Realizable
               Securities % of Total                        Value at Assumed
               Underlying  Options                       Annual Rates of Stock
                Options   Granted to  Exercise             Price Appreciation
                Granted   Employees    Price   Expiration  for Option Term(2)
Name              (#)     in 1998(1) ($/Share)    Date      5%($)     10%($)
----           ---------- ---------- --------- ---------- --------   ---------

L. David Sikes
               100,000(3)    21.0%    $4.500    04/27/08  $283,003   $717,184

Greg B. Jones
                45,000(3)     9.4      5.688    01/02/08   160,972    407,934

Donald G. Carrigan
                40,000(4)     8.4      4.719    04/23/08   118,710    300,835
---------------

(1) The Company granted options to purchase an aggregate of 477,109 shares to employees in 1998.

                                    Page-44

(2) Potential values are net of exercise price and before taxes payable in connection with the exercise of such options or the subsequent sale of shares acquired upon the exercise of such options. These values represent certain assumed rates of appreciation (i.e., 5% and 10% compounded annually over the term of such options) based on the Securities and Exchange Commission's rules. The actual values, if any, will depend upon, among other factors, the future performance of the Company's Common Stock, overall market conditions and the named officer's continued employment with the Company. Therefore, the potential values reflected in this table may not necessarily be achieved.

(3)  Such options were granted under the 1995 Stock Option Plan
(the "1995 Plan") and vest and become exercisable in four equal annual installments commencing one year following the grant date. The exercise price per share of such options is equal to the reported closing price of the Company's Common Stock on The Nasdaq Stock Market on the date of grant.

(4) Such options were granted under the 1989 Nonstatutory Stock Option Plan (the "1989 Plan") and vest and become exercisable in four equal annual installments commencing one year following the grant date. The exercise price per share of such options is equal to the reported closing price of the Company's Common Stock on The Nasdaq Stock Market on the date of grant.

AGGREGATED OPTIONS EXERCISED IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

The following table sets forth the aggregate number and the value of options held as of the end of 1998 by the executive officers named in the Summary Compensation Table. None of the executive officers named in the Summary Compensation Table exercised options during 1998.

                         Number of Securities          Value of Unexercised
                   Underlying Unexercised Options      In-the-Money Options
                           at 12/31/98(#)                at 12/31/98($)*
                   ------------------------------   --------------------------
Name                 Exercisable  Unexercisable     Exercisable  Unexercisable
----                 -----------  -------------     -----------  -------------

L. David Sikes         246,250       212,500             $--          $--

Greg B. Jones          102,500       127,500              --           --

Richard L. Mohr        118,775       111,225              --           --

Donald G. Carrigan      77,750       112,250              --           --

Craig W. Rhodine        76,214        66,212              --           --
---------------

* Represents the difference between the closing price of the Company's Common Stock on December 31, 1998 as reported on The Nasdaq Stock Market
   (i.e., $0.50 per share) and the exercise price of such options.

                                    Page-45

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

EMPLOYMENT AGREEMENTS. In March 1995, the Company entered into a three-year employment agreement, effective on April 1, 1995, with Mr. Sikes in connection with his becoming the Company's Chief Executive Officer and Chairman of the Board. The agreement provided for Mr. Sikes to receive an initial annual salary of $320,000. The agreement provides that if the Company terminates Mr. Sikes' employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for the remainder of the three-year term. In May 1997, the Board of Directors extended Mr. Sikes' employment agreement for a period of two years beyond the original expiration date of April 1, 1998.

In April 1997, the Company entered into a two-year employment agreement, effective on April 1, 1997, with Mr. Mohr. The agreement provided for Mr. Mohr to receive an initial monthly salary of $15,000. The agreement provided that if the Company terminated Mr. Mohr's employment during the term of the agreement for any reason other than for cause, the Company would be obligated to pay him his then annual salary for the remainder of the two-year term. In April 1999, the Board of Directors extended Mr. Mohr's employment agreement for a period of two years beyond the original expiration date of April 1, 1999.

In January 1998, the Company entered into a two-year employment agreement, effective on January 1, 1998, with Mr. Jones. The agreement provided for Mr. Jones to receive an initial annual salary of $200,000. The agreement provides that if the Company terminates Mr. Jones' employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for the remainder of the two-year term.

In July 1998, the Company entered into a two-year employment agreement, effective on July 22, 1998, with Mr. Rhodine. The agreement provided for Mr. Rhodine to receive an initial annual salary of $137,500. The agreement provides that if the Company terminates Mr. Rhodine's employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for the remainder of the two-year term.

COMPENSATION OF DIRECTORS. Directors other than Mr. Tull who are not officers of the Company are paid monthly fees of $1,000, plus $1,500 for each Board of Directors' meeting attended in person. Mr. Tull, as the Fund's designee on the Board, is not paid such director fees by the Company. Pursuant to a March 1989 Stock and Warrant Purchase Agreement between the Company and the Fund, any compensation payable by the Company to Mr. Tull as a director of the Company is required to be paid to the Fund rather than to Mr. Tull. Directors are also reimbursed for reasonable expenses for attending Board of Directors' meetings. Non-employee directors of the Company are eligible to be granted nonstatutory stock options under the Company's 1989 Nonstatutory Stock Option plan and the 1995 Stock Option Plan.

                                    Page-46

In July 1998, the Company granted to Mr. Stathakis and Dr. Howard options to purchase 20,000 shares each, of the Company's common stock at the fair market value at the date of such grant. In September 1998, the Company also granted to Mr. Balzer options to purchase 20,000 shares of the Company's common stock at the fair market value at the date of such grant. The grant of these options was in recognition of the services the named individuals performed as Director's of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

The members of the Company's Compensation Committee during 1998 were George J. Stathakis, William G. Tull and William G. Howard. There were no executive officers or employees of the Company that were members of the Company's Compensation Committee during 1998. Mr. Stathakis served as Chairman of the Board and Chief Executive Officer of the Company from March 1990 until June 1994 and, in an interim capacity, from February 1995 until April 1995.

TRANSACTIONS INVOLVING GEORGE J. STATHAKIS. Mr. Stathakis is a Director of the Company. In July 1995, Mr. Stathakis entered into a consulting agreement with the Company pursuant to which he agreed to perform consulting services for the Company until December 31, 1996 in consideration of $7,000 per month. Pursuant to the terms of such consulting agreement, the Company had the option to extend the term of the agreement for six additional periods of six months each. In December 1996, the Company exercised a six-month extension to such agreement for Mr. Stathakis to perform consulting services for the Company through June 30, 1997. In July 1997, the Company exercised a second extension to such agreement for Mr. Stathakis to perform consulting services for the Company through December 1998, with a decrease in consideration for such services to $5,800 per month. The consulting agreement with Mr. Stathakis expired on December 31, 1998 and was not further extended.

During 1998, the Company paid to Mr. Stathakis $99,000 as payment for consulting fees and reimbursement for expenses owed to Mr. Stathakis in connection with consulting services performed by Mr. Stathakis for the benefit of the Company during 1998.

Item 12.  COMMON STOCK OWNERSHIP PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 25, 1999 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all current directors and executive officers of the Company as a group. The number of outstanding shares used in the calculation of beneficial ownership was 60,427,612.

                                    Page-47

                                      Shares of Common Stock        Percent
Name of Beneficial Owner(1)             Beneficially Owned         of Class(2)
---------------------------           ----------------------       -----------

National Electrical Benefit Fund           12,969,859(3)              19.9%
1125 15th Street, N.W., Room 912
Washington, D.C.  20005

NTC Liquidating Trust                       7,489,390(4)              11.8
PricewaterhouseCoopers
200 E. Randolph Dr., STE 7600
Chicago, IL  60601

Deere Park Capital Management, LLC          5,413,615(5)               8.2
40 Skokie Boulevard, Suite 110
Northbrook, IL  60062

CC Investments, LDC                         5,046,815(6)               7.7
77 West Wacker Drive, Suite 4040
Chicago, IL  60601

Credit Suisse Asset Management              3,535,110(7)               5.9
153 East 53rd Street
New York, NY  10022

Benton Liquidating Trust                    1,839,621(8)               3.0
PricewaterhouseCoopers
200 E. Randolph Dr., STE 7600
Chicago, IL  60601

L. David Sikes                                356,750(9)                *

George J. Stathakis                           250,500(10)               *

Richard L. Mohr                               156,528(11)               *

Greg B. Jones                                 148,000(12)               *

Donald G. Carrigan                            119,716(13)               *

Craig W. Rhodine                               90,320(14)               *

William G. Howard                              40,000(15)               *

Albert J. Hugo-Martinez                        13,000(16)               *

William G. Tull                                     0                   *

Eric A. Balzer                                      0                   *

All current directors and executive
officers as a group (10 persons)             1,174,814(17)            1.9
---------------

                                    Page-48

*    Less than one percent

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws where applicable, except as otherwise indicated in the information contained in these footnotes.

(2) Pursuant to Rule 13d-3(d)(1)(B), shares of Common Stock issuable upon the exercise of warrants or the conversion of convertible securities held by each person set forth in the table which are currently exercisable or convertible or become exercisable or convertible within 60 days are included in the number of shares of Common Stock outstanding for purposes of determining the percentage ownership of such person.

(3)  Includes:  (i) 8,193,399 shares of Common Stock owned by the Fund;
     (ii) 4,028,485 shares of Common Stock issuable upon exercise of warrants held by the Fund which are currently convertible or become exercisable within 60 days; (iii) approximately 697,975 shares issuable as of April 25, 1999 upon conversion of a convertible promissory note dated August 31, 1995 made by the Company in favor of the Fund which is currently convertible or becomes convertible within 60 days; and
     (iv) 45,000 shares of Common Stock issuable to the Fund pursuant to options which are currently exercisable or become exercisable within 60 days. The trustees of the Fund share voting and dispositive powers as to such shares. To the best knowledge of the Company, the trustees of the Fund are Mr. John M. Grau and Mr. Edwin D Hill. Mr. Tull, a director of the Company, is an Advisor to the Fund.

(4) In an amended Schedule 13D dated June 17, 1998, the NTC Liquidating Trust reported sole voting and sole dispositive power as to 7,489,390 shares of Common Stock consisting of: (i) 4,528,174 shares of Common Stock owned directly by the NTC Liquidating Trust; and (ii) 2,961,216 shares of Common Stock issuable upon exercise of warrants held by the NTC Liquidating Trust which are currently exercisable or become exercisable within 60 days.

(5) Represents shares of Common Stock issuable pursuant to the conversion of 2,450 shares of outstanding Series A Convertible Preferred Stock of the Company held by Deere Park Capital Management, LLC, as nominee ("Deere Park"). Each share of Series A Convertible Preferred Stock is currently convertible into shares of Common Stock at a conversion rate equal to the stated value thereof ($1,000) plus accrued and unpaid dividends thereon divided by the lowest trading price for the Common Stock for the 22 consecutive trading days ending on the trading day prior to the conversion date, reduced by the Applicable Percentage. The Applicable Percentage is currently 14%, increasing to 15% on May 1, 1999

                                    Page-49
     and thereafter remaining at 15%. For purposes hereof, the shares of Common Stock issuable upon conversion of such shares of Series A Convertible Preferred Stock were determined based upon the closing market prices for the Common Stock through April 25, 1999 and accrued and unpaid dividends through such date. The Company suspended conversions of its Series A Convertible Preferred Stock on October 21, 1998, because the Company has issued, from its authorized shares, the maximum number of shares of Common Stock available for such conversions. Therefore, no authorized shares of Common Stock are available to effect the conversion of the Series A Convertible Preferred Stock held by Deere Park unless and until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation to provide the Company with additional authorized but unissued shares of Common Stock.

(6) Represents shares of Common Stock issuable pursuant to the conversion of 2,284 shares of outstanding Series A Convertible Preferred Stock of the Company held by CC Investments, LDC, as nominee ("CC"). Each share of Series A Convertible Preferred Stock is currently convertible into shares of Common Stock at a conversion rate equal to the stated value thereof ($1,000) plus accrued and unpaid dividends thereon divided by the lowest trading price for the Common Stock for the 22 consecutive trading days ending on the trading day prior to the conversion date, reduced by the Applicable Percentage. The Applicable Percentage is currently 14%, increasing to 15% on May 1, 1999 and thereafter remaining at 15%. For purposes hereof, the shares of Common Stock issuable upon conversion of such shares of Series A Convertible Preferred Stock were determined based upon the closing market prices for the Common Stock through April 25, 1999 and accrued and unpaid dividends through such date. The Company suspended conversions of its Series A Convertible Preferred Stock on October 21, 1998, because the Company has issued, from its authorized shares, the maximum number of shares of Common Stock available for such conversions. Therefore, no authorized shares of Common Stock are available to effect the conversion of the Series A Convertible Preferred Stock held by CC unless and until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation to provide the Company with additional authorized but unissued shares of Common Stock.

(7) In a Schedule 13D dated February 16, 1999, Credit Suisse Asset Management reported sole voting and sole dispositive power as to 3,535,110 shares of Common Stock.

(8) In an amended Schedule 13D dated June 25, 1998, the Benton Liquidating Trust reported sole voting and sole dispositive power as to 1,839,621 shares of Common Stock owned directly.

(9)  Includes:  (i) 10,500 shares of Common Stock owned directly; and
     (ii) 346,250 shares issuable to Mr. Sikes pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

                                    Page-50

(10)  Includes:  (i) 10,500 shares of Common Stock owned directly; and
     (ii) 240,000 shares issuable to Mr. Stathakis pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(11) Includes:  (i) 10,890 shares of Common Stock owned directly; and
     (ii) 145,638 shares issuable to Mr. Mohr pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(12) Includes:  (i) 13,000 shares of Common Stock owned directly; and
     (ii) 135,000 shares issuable to Mr. Jones pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(13) Includes:  (i) 10,841 shares of Common Stock owned directly; and
     (ii) 108,875 shares issuable to Mr. Carrigan pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(14) Includes:  (i) 6,000 shares of Common Stock owned directly; and
     (ii) 84,320 shares issuable to Mr. Rhodine pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(15) Such shares of Common Stock are issuable pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

(16) Such shares of Common Stock are owned directly.

(17) Includes 1,100,083 shares of Common Stock issuable to current officers and directors pursuant to options, which are currently exercisable or become exercisable within 60 days after April 25, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions entered into between the Company and its officers, directors and principal stockholders or their affiliates since January 1, 1998.

TRANSACTIONS INVOLVING GEORGE J. STATHAKIS

See "Compensation Committee Interlocks and Insider Participation-Transactions Involving George J. Stathakis."

                                    Page-51

TRANSACTIONS INVOLVING THE NATIONAL ELECTRICAL BENEFIT FUND

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's Common Stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1998, the Company was obligated to pay to the Fund approximately $60,000 in payment of such fees and expenses, of which no payments were made during 1998.

In July 1998, the Company granted to the Fund options to purchase 35,000 shares of the Company's common stock at the fair market value at the date of such grant. The grant of these options to the Fund was in lieu of Mr. Tull, the Fund's board representative, receiving these options in recognition of the services he has performed on the Company's behalf as a Director of the Company.

TRANSACTIONS INVOLVING RICHARD L. MOHR

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

TRANSACTIONS INVOLVING GREG B. JONES

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

TRANSACTIONS INVOLVING CRAIG W. RHODINE

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

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

                                    Page-52

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

                                    Page-53

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

                                    Page-54

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

                                    Page-55

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

                                    Page-56

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

     On December 16, 1998, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

     On March 2, 1999, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                    Page-57

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on April 28, 1999.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive       4-28-99
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                           4-28-99
George J. Stathakis


-------------------------       Director
William G. Howard

/S/ William G. Tull
-------------------------       Director                           4-28-99
William G. Tull


-------------------------       Director
Eric A. Balzer


-------------------------       Director
Albert Hugo-Martinez

/S/ Greg B. Jones
-------------------------       Director, President and            4-28-99
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and       4-28-99
Richard L. Mohr                 Chief Financial Officer

                                    Page-58