Form 10-K/A
period 1998-12-31
RAMTRON INTERNATIONAL CORP
filed 1999-05-07
CIK 849502

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

                                    Page-1

As of May 4, 1999, 60,427,612 shares of the Registrant's common stock were outstanding.

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

More than 50% of the Company's EDRAM product sales in 1998 were to the Company's top three customers, Mylex Corporation, Lucent Technologies and Motorola. As a result of the concentration of the Company's EDRAM customer base, any substantial reduction or cancellation of business from any of those customers or any significant decrease in the prices of EDRAM products sold to them could have a material adverse effect on the Company's cash flow, operating results and financial condition (see "Note 12 - Segment and Geographic Area Information").

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

TALISMAN. On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), another holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses. On April 7, 1999, the Company entered into an agreement with Talisman to settle the pending litigation. Pursuant to the terms of a confidential settlement agreement, the Company agreed to make a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of Series A Preferred Stock. Accordingly, Talisman's suit over the Company has been dismissed and Talisman is no longer a holder of Series A Preferred Stock.


While the Company believes that it has a good defense to the allegations made by Deere Park, there can be no assurances that the Company will ultimately prevail in this action. A successful action by Deere Park against the Company in this matter may have a material adverse effect on the Company.

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

LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract with Cubic Corporation to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. The Company estimates that the manufacturing of this product will be completed by the end of March 1999. As of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to the complexity of the chip design. Accordingly, the Company recorded a charge to earnings reflecting the total estimated loss to be incurred in the fulfillment of the contract in the amount of $1,163,000.

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

As a result of industry wide oversupply of semiconductor memory products, significant price decreases within the industry have occurred during the past several years. Historically, the semiconductor memory industry has experienced declining average selling prices, and the Company believes these declines will continue to effect the Company. Accordingly, the Company's ability to increase revenues and margins on its products depends on the Company's ability to

                                    Page-33
increase unit sales volumes and to introduce new products with higher margins or further reduce its manufacturing costs to offset the declines in average selling prices. Absent these actions, declining average selling prices would have an adverse effect on the Company's gross product margins and the overall financial performance of the Company. There can be no assurance that the Company will be able to increase unit sales volumes, introduce new, higher margin products or reduce its manufacturing costs in the future.

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

The Company has determined that certain of its software and hardware will have to be replaced or updated so that its systems will operate properly with respect to dates in the periods prior to the year 2000 and beyond. The
Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in becoming Year 2000 compliant as the majority of its software is issued with frequent updates, which have or are expected to address the Year 2000 compliance issue. The Company believes that with updates to new software or replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies in its product test equipment, major suppliers and subcontractors. Failure to properly address these exposures for Year 2000 compliance could result in delays in product deliveries during the period immediately following December 31, 1999. The Company believes that its most reasonably likely worst case scenario would be that one or several of its subcontractors are unable to supply product or services to the Company for an extended period of time. Such failure to supply product or services, depending on the length of delay, could exhaust the Company's product inventories and, therefore, cause delays in product shipments to the Company's customers.

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

The Company also raised funds through the private placement of convertible preferred stock in 1993, all of which has been converted into common stock.
In 1995, the Company entered into a $12 million loan facility, bearing interest at 12%, between the Company and the Fund. The Company's borrowings under the Fund's credit facility, including outstanding principal and accrued interest, totaled approximately $7.1 million as of December 31, 1998. Pursuant to the terms of the Fund's Credit Facility, no additional borrowings are available to the Company under the Credit Facility. In December 1997, the Company sold approximately $4.0 million of common stock, and in February 1998, the Company sold approximately $17.4 million of Series A Convertible Preferred Stock, to certain institutional investors in separate private placements in order to obtain funds for working capital and general corporate purposes.

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

Conversions of the Preferred Stock were suspended in October 1998. In order to obtain authorization from common shareholders for new shares to satisfy future conversions of Preferred Stock, the Company mailed a Proxy Statement on or about February 5, 1999, for a meeting to be held on March 15, 1999, which was

                                    Page-36
subsequently cancelled. As a result of negotiations with preferred shareholders and on advice of its financial advisor, on March 5, 1999, the Company filed a Preliminary Proxy Statement with respect to a Special Meeting of Stockholders for a meeting to be held in late April 1999 (see "Note 15 to Notes to Consolidated Financial Statements"). This preliminary Proxy Statement is now being reviewed by the staff of the Securities and Exchange Commission ("SEC"). Pursuant to restructuring Proposal 1 of the Proxy Statement, the proposal provides for cash exchange rights to be given to each of the outstanding Preferred Shareholders. The cash exchange rights provide the Preferred Shareholders with the option of receiving in cash 50% of the face value of the Preferred Stock plus all accrued and unpaid dividends. The amount of cash the Company will need to make available to effect the cash exchange pursuant to the restructuring is $3.2 million. The Company is currently unable to determine if Proposal 1 will be voted on positively at the Special Meeting of Shareholders, and if so voted, if the Preferred Shareholders will choose to exercise their cash exchange rights. If all outstanding Preferred Shareholders exercised their cash exchange rights to the maximum $3.2 million available pursuant to the proposal, such exercises would use a substantial portion of the Company's capital resources.

The Company has litigation outstanding with one of its Preferred Shareholders seeking certain monetary damages and the reimbursement of costs and attorneys fees (see "Litigation - Deere Park"). There can be no assurance that the Company will ultimately prevail in this case. If the claims by Deere Park were successful, Deere Park would be awarded damages and costs in an amount in excess of the amount of preferred stock Deere Park owns ($2,450,000). Payment of a judgement in such an amount could have a materially adverse effect on the Company's liquidity.


The Company is currently involved in a patent interference proceeding (see "Patent Interference Proceeding"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgement is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

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

                                    Page-37

Item  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial positions, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. The Company's only derivative is an embedded written option on its common stock price issued to an investor to acquire common stock in a private placement (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Common Stock Price Adjustment").

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

MANUFACTURING ALLIANCES. The Company has entered into third-party manufacturing agreements for the supply of its FRAM and EDRAM products and intends to enter into additional third-party manufacturing agreements for the supply of such products in the future. The Company has relied and will continue to rely on such manufacturing relationships as the primary source of manufacturing for its products. The Company's third-party manufacturing agreements provide only for a call on the manufacturing capacity of the vendors. The product will be supplied to the Company at prices negotiated between the Company and such third-party manufacturers based on current market conditions. The Company does not engage in any take-or-pay agreements with its manufacturing alliances.

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

While the Company believes that it has a good defense to the allegations made by Deere Park, there can be no assurances that the Company will ultimately prevail in this action. A successful action by Deere Park against the Company in this matter may have a material adverse effect on the Company.

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

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A                  Column B         Column C           Column D    Column E
---------                ----------       ----------         ----------  ----------
                                           Additions
                                     ----------------------
                         Balance at  Charged to  Charged to              Balance at
                         Beginning   Costs and     Other                    End
Description              of Period    Expenses    Accounts   Deductions  of Period
------------             ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/96:

Allowance for doubtful
accounts                       $100        $485         $--        $ --       $585

Allowance for returns
and discounts                   184         499          --         547        136
                         ----------------------------------------------------------
                               $284        $984         $--        $547       $721
                         ==========================================================
Year Ended 12/31/97:

Allowance for doubtful
accounts                       $585        $ --         $--        $485       $100

Allowance for returns
and discounts                   136         371          --         440         67
                         ----------------------------------------------------------
                               $721        $371         $--        $925       $167
                         ==========================================================
Year Ended 12/31/98:

Allowance for doubtful
accounts                       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts                    67         375          --         408         34
                         ----------------------------------------------------------
                               $167        $375         $--        $408       $134
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

     On December 16, 1998, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

     On March 2, 1999, the Registrant filed a report on Form 8-K. The item Reported was Item 5 - "Other Events."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                    Page-57

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on May 7, 1999.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive       5-7-99
L. David Sikes                  Officer

/S/ George J. Stathakis
--------------------------      Director                           5-7-99
George J. Stathakis


-------------------------       Director
William G. Howard

/S/ William G. Tull
-------------------------       Director                           5-7-99
William G. Tull


-------------------------       Director                           5-7-99
Eric A. Balzer


-------------------------       Director
Albert Hugo-Martinez

/S/ Greg B. Jones
-------------------------       Director, President and            5-7-99
Greg B. Jones                   Chief Operating Officer

/S/ Richard L. Mohr
-------------------------       Executive Vice President and       5-7-99
Richard L. Mohr                 Chief Financial Officer

                                    Page-58