Form 10-Q
period 1999-03-31
RAMTRON INTERNATIONAL CORP
filed 1999-05-14
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1999

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

Common Stock, $.01 Par Value - 60,427,612 as of May 13, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
            (in thousands, except par value and per share amounts)

                                                        Mar. 31,   Dec. 31,
                                                          1999       1998
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 9,190    $15,237
  Accounts receivable, less allowances
   of $219 and $134, respectively                          3,771        726
  Inventories                                              4,923      5,304
  Prepaid expenses                                           159        170
  Other current assets                                        94         94
                                                        ---------  ---------
Total current assets                                      18,137     21,531

Property, plant and equipment, net                         6,900      7,158
Intangible assets, net                                     4,771      4,658
                                                        ---------  ---------
                                                         $29,808    $33,347
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                       $ 2,309    $ 2,535
  Accrued liabilities                                        760      1,784
  Accrued royalties                                          280        305
  License rights                                              --        550
  Deferred revenue                                           843        760
  Common stock price adjustment                            3,224      3,224
  Promissory note and accrued interest, related party      7,292      7,127
                                                        ---------  ---------
Total liabilities                                         14,708     16,285
                                                        ---------  ---------

Stockholders' Equity:
  Preferred stock, $0.01 par value,
   10,000 shares authorized: 10 and 10 shares
   issued and outstanding, respectively; entitled
   to $1,000 per share plus accrued and unpaid
   dividends in liquidation                                9,484      8,966
  Common stock, $0.01 par value, 75,000 shares
   Authorized; 60,428 and 60,428 shares issued
   and outstanding, respectively                             604        604
  Additional paid-in capital                             165,433    165,433
  Accumulated deficit                                   (160,421)  (157,941)
                                                        ---------  ---------
Total stockholders' equity                                15,100     17,062
                                                        ---------  ---------
                                                         $29,808    $33,347
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                                 Page-2

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           1999        1998
                                                         --------    --------

Revenue:
   Product sales                                         $  4,233    $  4,273
   License and development fees                               500          --
   Customer-sponsored research and development                806         589
                                                        ----------  ----------
                                                            5,539       4,862
                                                        ----------  ----------

Costs and expenses:
   Cost of product sales                                    2,417       2,626
   Research and development                                 1,797       2,671
   Customer-sponsored research and development                806         501
   Sales, general and administrative                        2,442       1,907
                                                        ----------  ----------
                                                            7,462       7,705
                                                        ----------  ----------

Operating loss                                             (1,923)     (2,843)

Interest expense, related party                              (165)       (165)
Other income, net                                             128         126
                                                        ----------  ----------

Net loss                                                  $(1,960)    $(2,882)
                                                        ==========  ==========

Loss per common share:
   Net loss                                               $(1,960)    $(2,882)
   Dividends on convertible preferred stock                  (146)       (100)
   Accretion of discount on convertible
     preferred stock                                         (374)       (220)
                                                        ----------  ----------
Net loss applicable to common shares                      $(2,480)    $(3,202)
                                                        ==========  ==========

Net loss per share - basic and diluted                     $(0.04)     $(0.08)
                                                        ==========  ==========

Weighted average shares outstanding                        60,428      37,946
                                                        ==========  ==========

See accompanying notes to consolidated financial statements.

                                 Page-3

                      RAMTRON INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)
                                (in thousands)

                                                           1999       1998
                                                         --------   --------

Cash flows from operating activities:
   Net loss                                               $(1,960)   $(2,882)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            560        638
     Loss on manufacturing contract                          (486)        --

Changes in assets and liabilities:
     Accounts receivable                                   (3,045)     1,874
     Inventories                                              382       (214)
     Prepaid expenses                                          11         44
     Accounts payable and accrued liabilities                (788)      (943)
     Accrued interest, related party                          165        165
     Deferred revenue                                          83         14
     Other                                                     (3)       (99)
                                                         ---------  ---------
Net cash used in operating activities                      (5,081)    (1,403)
                                                         ---------  ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (97)      (429)
   Intellectual property                                     (319)       (93)
                                                         ---------  ---------
Net cash used in investing activities                        (416)      (522)
                                                         ---------  ---------

Cash flows from financing activities:
   Issuance of capital stock, net of expenses                  --     16,022
   Payments on license rights payable                        (550)        --
                                                         ---------  ---------
Net cash provided by (used in) financing activities          (550)    16,022
                                                         ---------  ---------
Net increase in cash and cash equivalents                  (6,047)    14,097

Cash and cash equivalents, beginning of period             15,237      6,193
                                                         ---------  ---------
Cash and cash equivalents, end of period                  $ 9,190    $20,290
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                 Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 1999 and 1998 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No. 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. For the periods ended March 31, 1999 and 1998, the Company did not have any material transactions that were required to be reported in comprehensive income as compared to its net loss.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 is reported as the cumulative effect of a change in accounting principle. Adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

                                 Page-5

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

NOTE 3.   INVENTORIES

Inventories consist of:
                                             March 31,    Dec. 31,
                                               1999         1998
                                             --------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $2,451       $3,595
                    Work in process            2,472        1,660
                    Raw material                  --           49
                                              ------       ------
                    Total                     $4,923       $5,304
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The outstanding principal balance and accrued interest as of March 31, 1999 under the Fund Credit Facility was $5.5 million and $1.8 million, respectively. Pursuant to the terms of the Fund Credit Facility, no additional borrowings are available to the Company under the credit facility. The Fund Credit Facility is secured by a first priority lien on the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $10.5125 for each share of common stock. The amended maturity date of the loan is June 30, 1999.

                                 Page-6

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

As of March 31, 1999, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                      Common Stock
----------------------------------------------------      ------------
                                                         (in thousands)
Warrants, 6,989,701 exercisable at $4.15 per share
  and 80,000 exercisable at $0.23 per share                  7,070
Stock options outstanding as of March 31, 1999
  with a weighted average exercise price per
  share of $5.78                                             4,062
Series A Convertible Preferred Stock, 9,878 shares
  outstanding as of March 31, 1999                          29,804(1)
Preferred stock warrants to purchase 1,742 shares
  of Series A Convertible Preferred Stock with an
  exercise price of $1,000 per share                         4,932(2)
Promissory note, related party, principal and
  accrued interest as of March 31, 1999 totaling
  $7,291,636 with a conversion price of $10.5125               694
Common stock price adjustment                                2,332
                                                            ------
Total                                                       48,894
                                                            ======
-------------
                                 Page-7

(1) If all of the outstanding Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest closing stock price of the first quarter 1999, ($.406 per share), the total number of shares of common stock required for such conversion, with applicable discount and, including accrued dividends at March 31, 1999, would have been 29,804,406.

(2) If all of the outstanding Preferred Stock Warrants had been converted pursuant to the terms of the Preferred Stock warrant agreements, and all of such resulting Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest closing stock price of the first quarter 1999, ($.406), the total number of shares of common stock required for such conversion, with applicable discount, at March 31, 1999, would have been 4,931,771.

NOTE 7.   STOCKHOLDERS' EQUITY

PREFERRED STOCK PLACEMENT. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. During the first quarter of 1999, the Company recorded $146,000 in dividends. Except for certain exceptions, the holders of the Preferred Stock have no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, will automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Until September 1, 1998, the Preferred Stock was convertible at a Conversion Price of $10.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price is equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999). The terms of the Preferred Stock include a cash redemption feature which allows the Company, at its option, in lieu of the issuance of common stock, to honor such conversions through a cash payment.

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

                                 Page-8

The conversion discount of the Preferred Stock is considered to be an additional preferred stock dividend. During the quarter ended March 31, 1999, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $146,000 and $374,000, respectively. The imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen-month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 is recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen-month period. If shares are converted prior to the full accretion, no additional discount is taken during the fourteen-month period.

On October 21, 1998, the Company suspended conversions of the Preferred Stock because the Company had issued, from its authorized shares, the maximum number of common shares available for such conversions (22,473,840 shares). No further conversions of the Preferred Stock will be effected until and unless the Company's shareholders approve an authorization of additional common stock. At the time of suspension of the Preferred Stock conversions, and as of March 31, 1999, approximately $9.9 million face value of Preferred Stock, plus accrued dividends, remained outstanding.

NOTE 8.   CONTINGENCIES

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

                                 Page-9

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

                                 Page-10

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

NASDAQ LISTING REQUIREMENTS. The Company must maintain certain requirements in order to remain listed on The Nasdaq Stock Market ("Nasdaq"). These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. On December 2, 1998, the Company received notification from Nasdaq that it failed to meet the Nasdaq listing requirements for minimum bid price. The Company requested a meeting with Nasdaq with respect to these issues and a meeting with Nasdaq was held on April 30, 1999. At the meeting, the Company presented its plan for compliance and requested a listing extension from Nasdaq until July 31, 1999. Nasdaq is currently taking into consideration the Company's Plan for compliance and request for extension and is expected to officially notify the Company of its decision within two weeks of April 30, 1999.

NOTE 9.   SEGMENT INFORMATION

Ramtron is engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two principal businesses, ferroelectric nonvolatile random access memory ("FRAM") technology and products, and high-speed DRAM products called Enhanced-DRAM ("EDRAM") products.

                                 Page-11

The accounting policies for determining segment net income (loss) are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table represents segment information for the three months ended March 31, 1999 and 1998.


1999                1998
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                     $1,050    $3,183    $  686    $3,587
Technology license and
   development revenue                 500        --        --        --
Customer-sponsored research
   and development revenue             806        --       589        --
                                   --------  --------  --------  --------
                                     2,356     3,183     1,275     3,587
                                   --------  --------  --------  --------

Operating costs                      3,861     3,551     4,353     3,352
                                   --------  --------  --------  --------
Operating profit (loss)             (1,505)     (368)   (3,078)      235

Other                                  (50)       16        23        --
                                   --------  --------  --------  --------
Net profit (loss)                   (1,555)     (352)   (3,055)      235
                                   ========  ========  ========  ========

Net profit (loss) excludes interest income, interest expense and special charges of $53,000 and $62,000 in 1999 and 1998, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and

                                 Page-12
variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company;
(vii) the effects on the Company from the common stock price adjustment with respect to the holders of common stock issued in a December 1997 private placement; (viii) the effect on the Company from its obligations pursuant to its outstanding Series A Convertible Preferred Stock; (ix) the willingness of a principal shareholder to extend the due date of an outstanding loan to the Company; (x) future potential changes in the Company's capital structure;
(xi) the availability and related cost of future financing; (xii) the retention of key personnel; (xiii) the outcome of the Company's patent interference, patent infringement and litigation proceedings, and
(xiv) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenue for the first quarter of 1999 increased by 14% to $5.5 million from the respective period in 1998. Revenues for the quarter were comprised of product sales, a FRAM license milestone fee pursuant to an existing license agreement and customer-sponsored research and development fees. For the same period in 1998, revenues consisted primarily from product revenues and customer-sponsored research and development fees. Customer-sponsored research and development revenue for the quarter totaled $.8 million and resulted from process development activities with one of the Company's existing FRAM licensees. For the respective period in 1998, customer-sponsored research and development revenues totaled $.6 million resulting primarily from FRAM specialty design services and FRAM foundry services.

Product sales revenues for the first quarter of 1999 remained flat as compared to the respective period in 1998 at approximately $4.3 million. Product sales revenue for the quarter ended March 31, 1999, consisted of $3.2 million of EDRAM product sales and $1.1 million of FRAM product sales. For the respective period in 1998, EDRAM products sales totaled $3.6 million and FRAM product sales totaled $.7 million.

                                 Page-13

EDRAM unit shipments decreased by approximately 11% during the first quarter ended March 31, 1999, when compared to the respective period in 1998 and average selling prices remained flat in the first quarter when compared with the same period a year ago. The decrease in product revenues for the first quarter resulted primarily from a decrease in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment, voice messaging systems and RAID disc controllers. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company's 16-megabit ESDRAM products become available and as customers seek higher density memories. The Company anticipates the average selling prices of its 4-megabit EDRAM products will gradually decline in future periods resulting from a decrease in industry demand and from aggressive pricing of certain competing products. The Company began engineering sample shipments of its 16-megabit ESDRAM products during March 1999 and production shipments of the Company's 16-megabit ESDRAM products are expected to commence during the second quarter of 1999.

FRAM product revenues for the first quarter ended March 31, 1999, increased to $1.1 million, representing an increase of 53% over the respective period in 1998. Such increases resulted from the increased availability of FRAM products from one of the Company's foundry sources and from renewed sales and marketing activities in response to increased FRAM product availability. As a result of the FRAM foundry manufacturing capacity now available from one of the Company's FRAM licensing partners, and the expected future foundry capacity from the Company's other FRAM alliance partners, the Company ceased FRAM product production from its Colorado Springs fabrication facility during the quarter ended March 31, 1999 due to the facility's corresponding high cost of production and low volume capabilities. The Company's Colorado Springs fabrication facility will now be used primarily for ferroelectric research and development activities.

Cost of product sales as a percentage of product revenues during the first quarter was 57% compared with 61% for the same period in 1998. The decrease in cost of product sales as a percentage of product revenues in the first quarter compared with the same period in 1998 resulted primarily from lower costs of manufacturing for the Company's EDRAM and FRAM products and relatively stable average selling prices of those products. Cost of product sales associated with the Company's FRAM products improved during the quarter to 86% when compared to 98% for the same period in 1998 resulting primarily from the manufacturing of a greater portion of FRAM products through an alliance foundry manufacturing facility. Cost of product sales as a percentage of product revenues for FRAM products is expected to continue to decrease in future periods as a greater quantity and mix of FRAM products sold will be manufactured at the Company's lower cost alliance foundry manufacturing facilities.

                                 Page-14

Combined research and development expenses decreased by $569,000 or 18% to $2.6 million in the first quarter when compared with the same period in 1998. The primary reason for the decrease relates to a reduction in research and development wafer processing activities and fabrication facility utilization during the planning phase of the Company's new FRAM joint development program with Fujitsu. As a partial offset to such decreases, the Company incurred increases in research and development expenses during the quarter when compared with the same period in 1998, resulting from increased costs associated with the design and development of the Company's 16-megabit Enhanced Synchronous DRAM ("ESDRAM") products. Increased expenses associated with the Company's 16-megabit ESDRAM development include additional design resources, mask production, prototype wafer production and test program development.

Sales, general and administrative ("SG&A") expenses for the first quarter increased by $535,000 (28%) as compared with the same period in 1998. The increase in SG&A expenses for the first quarter resulted primarily from approximately $450,000 in financial advisory and legal expenses pertaining to the Company's preferred stock restructuring efforts and from an increase in foreign withholding taxes totaling $50,000 from the recognition of $500,000 of license fee revenue during the period. No such expenses were recorded during the same period in 1998. During the first quarter of 1998, there were no license and development fee revenues recorded and, therefore, no foreign withholding tax expense recorded.

Related party interest expense and other income remained flat during the first quarter when compared to the same period in 1998.

During the first quarter of 1999, the Company recorded preferred stock non-cash dividends and accretion of discount totaling $520,000 or ($.01) per share, respectively, on a basic and diluted basis. The imputed dividend and accretion of discount results from certain provisions of the Series A Convertible Preferred Stock ("Preferred Stock"), whereby a dividend is to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen-month period from 7% to a maximum of 15% by May 1999. The dividend is being recognized ratably pursuant to the outstanding Preferred Stock. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen-month period (see "Note 7").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance as of March 31, 1999 was approximately $9.2 million, representing a $6.0 million decrease from December 31, 1998. The Company used approximately $5.0 million in operations during the first three months of 1999 compared with a use of $1.4 million in operations for the respective period in 1998. The use of $5.0 million in operations during the three month period ended March 31, 1999 resulted primarily from (i) the funding of losses of $2.0 million, less $74,000 in non-cash adjustments, (ii) an increase in accounts receivable of $3.0 million, and
(iii) the reduction in accounts payable and accrued liabilities totaling $0.8 million. Such uses of cash during the three month period were partially

                                 Page-15
offset by a $0.4 million decrease in inventories. The increase in accounts receivable resulted primarily from an increase in product sales and from a $0.8 million receivable from a FRAM license partner associated with customer-sponsored research and development activities. The decrease in inventories of $0.4 million resulted from inventory reduction measures taken by the Company during the quarter associated with the Company's EDRAM and FRAM products. Approximately $0.4 million was used in investing activities during the first quarter ended March 31, 1999 compared with $0.6 million in the respective period in 1998. Such use of cash in 1999 resulted primarily from capitalized filing fees and legal costs associated with the Company's FRAM and EDRAM patent activities. The Company also made a final payment during the quarter of $550,000 regarding certain purchased license rights associated with the Company's ferroelectric technology. As of March 31, 1999, the Company had working capital of approximately $3.4 million and total stockholders' equity of $15.1 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1999 and into 2000 by relying on its existing cash and cash equivalent resources as of March 31, 1999 of $9.2 million, payments from existing and future license and development agreements and from the sale of the Company's FRAM and EDRAM products.

All amounts outstanding under the Fund's credit facility, repayment of which is secured by liens on the Company's facility and certain other of its assets, are due and payable on June 30, 1999. The Company has requested a long-term extension of the payment date or conversion into equity of amounts outstanding under the credit facility. If such extension is not granted and the conversion into equity is not made by the Fund, the Company will have to repay all principal and accrued interest under the credit facility, which will use a substantial portion of the Company's capital resources, however, the assets pledged as collateral under the Fund credit facility would be released and available as security to new lenders. There is no assurance, however, that the Fund will agree to a long-term extension of the payment date, or conversion into equity of amounts owed under the Fund's credit facility.

In April 1999, the Company entered into an agreement with Talisman Capital Opportunity Fund, LLC ("Talisman"), a holder of the Company's outstanding preferred stock, to settle pending litigation. The Company made a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of preferred stock. The settlement of the Talisman litigation did not materially adversely effect the Company's liquidity (see "ITEM 1 - LEGAL PROCEEDINGS").

                                 Page-16

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

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

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

                                 Page-17

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

The Company has completed the assessment and testing phases of its Year 2000 project and is currently in the remediation and contingency planning phase of the project. The Company anticipates that its remediation activities together with a contingency plan will be completed prior to mid-year 1999. The Company believes, based on progress to date, that the costs of complying with the Year 2000 issues will not have a material effect on the Company's financial position. The Company believes that the estimated total cost of compliance for Year 2000 will be less than $250,000.

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

MARKET RISK

There have been no material changes in market risk related to the Company's financial instruments since December 31, 1998.

                                 Page-18

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), a holder of the Company's outstanding Preferred Stock, filed a suit against the Company in United States District Court for the Southern District of New York, alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations an asserted several affirmative defenses. On April 7, 1999, the Company entered into an agreement with Talisman to settle the pending litigation. Pursuant to the terms of a confidential settlement agreement, the Company agreed to make a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of Preferred Stock. Accordingly, Talisman's suit against the Company has been dismissed and Talisman is no longer a holder of the Company's Preferred Stock.

ITEMS 2 - 4 NONE

ITEM 5 - Other Information

On March 5, 1999 the Company entered into a joint development agreement with Fujitsu Limited to establish a cooperative program pursuant to which the parties will jointly develop advanced processes and technologies for ferroelectric integrated circuit devices. The parties will cooperate in developing a first generation 0.35 micron technology for ferroelectric integrated circuit devices. The program will be based in part at Ramtron's facility in Colorado Springs, Colorado, and in part at Fujitsu's facility in Iwate, Japan. The cooperative agreement is scheduled to last until the end of the year 2000 and may be renewed and extended upon the mutual agreement of the parties.

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 10.1* Joint Development Agreement between the Fujitsu Limited and the Registrant dated March 5, 1999.

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

                                 Page-19

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 14, 1999                              /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 Page-20