Form 10-Q
period 1999-06-30
RAMTRON INTERNATIONAL CORP
filed 1999-08-13
CIK 849502

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1999

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

Common Stock, $.01 Par Value - 62,759,301 shares as of August 5, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        June 30,   Dec. 31,
                                                          1999       1998
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 7,347    $15,237
  Accounts receivable, less allowances
   of $281 and $134, respectively                          4,044        726
  Inventories                                              4,848      5,304
  Prepaid expenses                                           179        170
  Other current assets                                       101         94
                                                        ---------  ---------
Total current assets                                      16,519     21,531

Property, plant and equipment, net                         6,607      7,158
Intangible assets, net                                     5,088      4,658
                                                        ---------  ---------
                                                         $28,214    $33,347
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                       $ 2,488    $ 2,535
  Accrued liabilities                                        854      1,784
  Accrued royalties                                          278        305
  License rights                                              --        550
  Deferred revenue                                         1,630        760
  Common stock price adjustment                            3,224      3,224
  Promissory note and accrued interest, related party      7,458      7,127
                                                        ---------  ---------
Total liabilities                                         15,932     16,285
                                                        ---------  ---------

Stockholders' Equity:
  Convertible preferred stock, $0.01 par value,
   10,000 shares authorized: 9 and 10 shares
   issued and outstanding, respectively; entitled
   to $1,000 per share plus accrued and unpaid
   dividends in liquidation                                8,726      8,966
  Common stock, $0.01 par value, 75,000 shares
   authorized: 62,759 and 60,428 shares issued
   and outstanding, respectively                             628        604
  Additional paid-in capital                             165,944    165,433
  Accumulated deficit                                   (163,016)  (157,941)
                                                        ---------  ---------
Total stockholders' equity                                12,282     17,062
                                                        ---------  ---------
                                                         $28,214    $33,347
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 3,811   $ 5,727   $ 8,044   $10,000
   License fees                              --        --       500        --
   Customer-sponsored research
     and development                      1,516        16     2,322       605
                                        --------  --------  --------  --------
                                          5,327     5,743    10,866    10,605
                                        --------  --------  --------  --------

Costs and expenses:
   Cost of product sales                  2,112     3,545     4,529     6,171
   Research and development               1,458     2,528     3,255     5,199
   Customer-sponsored research
     and development                      1,490        14     2,296       515
   Sales, general and administrative      2,467     2,021     4,909     3,928
                                        --------  --------  --------  --------
                                          7,527     8,108    14,989    15,813
                                        --------  --------  --------  --------

Operating loss                           (2,200)   (2,365)   (4,123)   (5,208)

Interest expense, related party            (167)     (167)     (332)     (332)
Other income, net                            20       250       148       376
                                        --------  --------  --------  --------
Net loss                                $(2,347)  $(2,282)  $(4,307)  $(5,164)
                                        ========  ========  ========  ========

Loss per common share:
   Net loss                             $(2,347)  $(2,282)  $(4,307)  $(5,164)
   Dividends on convertible
     preferred stock                       (134)     (261)     (280)     (361)
   Accretion of discount on
     convertible preferred stock           (114)     (659)     (488)     (879)
   Gain on preferred stock settlement       579        --       579        --
                                        --------  --------  --------  --------
Net loss applicable to common shares    $(2,016)  $(3,202)  $(4,496)  $(6,404)
                                        ========  ========  ========  ========

Net loss per share                       $(0.03)   $(0.08)   $(0.07)   $(0.17)
                                        ========  ========  ========  ========

Weighted average shares outstanding      60,966    37,954    60,698    37,950
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(4,307)  $(5,164)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                           1,122     1,263

Changes in assets and liabilities:
     Accounts receivable                                    (3,317)    2,978
     Inventories                                               456       801
     Accounts payable and accrued liabilities               (1,005)   (1,191)
     Accrued interest, related party                           332       332
     Deferred revenue                                          870      (389)
     Other                                                     (14)       29
                                                          --------- ---------
Net cash used in operating activities                       (5,863)   (1,341)
                                                          --------- ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (136)     (706)
   Intellectual property                                      (866)     (199)
                                                          --------- ---------
Net cash used in investing activities                       (1,002)     (905)
                                                          --------- ---------

Cash flows from financing activities:
   Payments on license rights payable                         (550)     (550)
   Issuance of capital stock, net of expenses                   --    15,972
   Preferred stock settlement                                 (475)       --
                                                          --------- ---------
Net cash provided by (used in) financing activities         (1,025)   15,422
                                                          --------- ---------

Net increase (decrease) in cash and cash equivalents        (7,890)   13,176

Cash and cash equivalents, beginning of period              15,237     6,193
                                                          --------- ---------
Cash and cash equivalents, end of period                   $ 7,347   $19,369
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 1999 and 1998 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Effective upon commencement of trading on August 9, 1999, the Company's outstanding shares of common stock were reduced from 62,759,301 to 12,551,860 as a result of the Company's reverse stock split effected on August 6, 1999. See "PART I - ITEM 2 - Subsequent Events" herein. All references (unless otherwise stated) herein are to the Company's shares of common stock on June 30, 1999.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No. 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. For the periods ended June 30, 1999 and 1998, the Company did not have any material transactions that were required to be reported in comprehensive income as compared to its net loss.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after either January 1, 1998 or January 1, 1999. Management is currently evaluating the effect SFAS No. 133 will have on the Company's financial statements.

NOTE 3.   INVENTORIES

Inventories consist of:
                                             June 30,    Dec. 31,
                                               1999         1998
                                             --------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $2,557       $3,595
                    Work in process            2,291        1,660
                    Raw material                  --           49
                                              ------       ------
                    Total                     $4,848       $5,304
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The outstanding principal balance and accrued interest as of June 30, 1999 under the Fund Credit Facility was $5.5 million and $2.0 million, respectively. Pursuant to the terms of the Fund Credit Facility, no additional borrowings were available to the Company under the Fund Credit Facility subsequent to March 12, 1998. The Fund Credit Facility was secured by a first priority lien on the Company's assets. The Fund had the right to convert all or any portion of the amounts outstanding under the Fund Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $10.5125 for each share of common stock.

On August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), $1.5 million of accrued interest was reclassified to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The remaining accrued interest balance as of August 6, 1999 of approximately $525,000 was paid in cash to the Fund at the time of the amendment. The Amended Credit Facility bears interest at 8% per annum, payable quarterly, with the first interest payment due January 31, 2000. The maturity date of the Amended Credit Facility is March 15, 2002.
No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $1.00 for each share of common stock.

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

NOTE 6.   EARNINGS PER SHARE

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share.

As of June 30, 1999, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                             Common Stock
--------------------------------------------------------------   ------------
                                                                (in thousands)
Warrants, 6,989,701 exercisable at $4.15 per share and
  1,714,782 exercisable at $0.23 per share as of June 30, 1999      8,704
Stock options outstanding as of June 30, 1999
  with a weighted average exercise price per
  share of $5.81                                                    4,058
Series A Convertible Preferred Stock, 8,878 shares
  outstanding as of June 30, 1999                                  22,575(1)
Preferred stock warrants to purchase 1,742 shares
  of Series A Convertible Preferred Stock with an
  exercise price of $1,000 per share as of June 30, 1999            4,099(2)
Promissory note, related party, principal and
  accrued interest as of June 30, 1999 totaling
  $7,458,469 with a conversion price of $10.5125                      709
                                                                   ------
Total                                                              40,145
                                                                   ======
-------------

(1) If all of the outstanding Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest trade price during the 22-trading days prior to June 30, 1999, less the applicable discount percentage of 15%, ($.425 per share), the total number of shares of common stock required for such conversion, with applicable discount and, including accrued dividends at June 30, 1999, would have been 22,575,444.

(2) If all of the outstanding Preferred Stock Warrants had been converted pursuant to the terms of the Preferred Stock warrant agreements, and all of such resulting Preferred Stock had been converted pursuant to the terms of the Preferred Stock agreement using the lowest trade price during the 22-trading days prior to June 30, 1999, less the applicable discount percentage of 15%, ($.425 per share), the total number of shares of common stock required for such conversion, with applicable discount, at June 30, 1999, would have been 4,098,823.

NOTE 7.   STOCKHOLDERS' EQUITY

PREFERRED STOCK PLACEMENT. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock is entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. During the first six months of 1999, the Company recorded $280,000 in dividends. Except for certain exceptions, the holders of the Preferred Stock have no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, will automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Until September 1, 1998, the Preferred Stock was convertible at a Conversion Price of $10.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price is equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1,
1999). The terms of the Preferred Stock included a cash redemption feature which allowed the Company, at its option, in lieu of the issuance of common stock, to honor such conversions through a cash payment.

Each purchaser of the Preferred Stock agreed to trading limitations for the offer or sale of common stock resulting from the conversion of the Preferred Stock. In addition, the purchasers of the Preferred Stock and their affiliates agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities that involve the direct or indirect use of the common stock to hedge their investment in the Preferred Stock; however, the investor may write call options if the call exercise price is greater than the effective Conversion Price on the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion in amounts not greater than the number of shares issuable upon conversion.

The conversion discount of the Preferred Stock is considered to be an additional preferred stock dividend. During the six month period ended
June 30, 1999, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $280,000 and $488,000, respectively. The imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increased over a fourteen month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 was recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount was recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. If shares were converted prior to the full accretion, no additional discount was taken during the fourteen month period.

On October 21, 1998, the Company suspended conversions of the Preferred Stock because the Company had issued, from its authorized shares, the maximum number of common shares available for such conversions (22,473,840 shares). No further conversions of the Preferred Stock could be effected until the Company's shareholders approved an authorization of additional common stock. At the time of suspension of the Preferred Stock conversions, approximately $8.9 million face value of Preferred Stock, plus accrued dividends, remained outstanding.

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

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively "NEC"). The complaint claims that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe on such patents without authority or license from the Company.
The complaint seeks relief from NEC to cease its infringement activities and requests damages be awarded to the Company resulting from the infringement activities. The relief also asks for reimbursement of attorney's fees and certain other relief the Court deems proper. NEC has responded by denying the infringement claims brought against them by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted or stayed by the court. On June 7, 1999, the Company announced that the United States International Trade Commission (the "ITC") had begun an investigation of the Company's complaint that NEC has infringed two of the Company's fundamental DRAM patents. The Company has vigorously pursued its rights pursuant to its intellectual property and will continue such efforts. The Company is uncertain as to the ultimate outcome of the infringement proceedings and the ITC investigation, as well as to the resulting effects upon the Company's financial position or results of operations.

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

DEERE PARK. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleges in this second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint adds a claim for relief and relies on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raising certain affirmative defenses that the Company previously had not raised. Effective as of August 6, 1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's capital restructuring.

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

NASDAQ LISTING REQUIREMENTS. The Company must maintain certain requirements in order to remain listed on The Nasdaq Stock Market ("Nasdaq"). These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. On December 2, 1998, the Company received notification from Nasdaq that it failed to meet the Nasdaq listing requirements for minimum bid price. The Company requested a meeting with Nasdaq with respect to this issue and a meeting with Nasdaq was held on April 30, 1999. At the meeting, the Company presented its plan for compliance and requested a listing extension from Nasdaq until July 31, 1999. On June 18, 1999 Nasdaq responded to the Company stating that on or before August 6, 1999, the Company must evidence a closing bid price of no less than $1.00 per share; immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Company must also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is unable to meet the terms of this exception and is unable to obtain an exemption from such requirements, the Company's securities will be delisted from The Nasdaq Stock Market.

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

The following table represents segment information for the three months ended June 30, 1999 and 1998.

                                          1999                1998
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $   870    $2,940   $   859    $4,868
Technology license and
   development revenue                  --        --        --        --
Customer-sponsored research
   and development revenue           1,516        --        16        --
                                   --------  --------  --------  --------
                                     2,386     2,940       875     4,868

Operating costs                      4,730     2,796     3,999     4,109
                                   --------  --------  --------  --------
Operating profit (loss)             (2,344)      144    (3,124)      759

Other                                  (71)       --        23       (10)
                                   --------  --------  --------  --------
Net profit (loss)                  $(2,415)   $  144   $(3,101)  $   749
                                   ========  ========  ========  ========

Net profit (loss) excludes interest income, interest expense and special charges of ($76,000) and $70,000 in 1999 and 1998, respectively, not allocated to business segments.

The following table represents segment information for the six months ended June 30, 1999 and 1998.

                                          1999                1998
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $ 1,920    $6,123   $ 1,545    $8,455
Technology license and
   development revenue                 500        --        --        --
Customer-sponsored research
   and development revenue           2,322        --       605        --
                                   --------  --------  --------  --------
                                     4,742     6,123     2,150     8,455

Operating costs                      8,641     6,347     8,352     7,461
                                   --------  --------  --------  --------
Operating profit (loss)             (3,899)     (224)   (6,202)      994

Other                                  (71)       16        46       (10)
                                   --------  --------  --------  --------
Net profit (loss)                  $(3,970)   $ (208)  $(6,156)  $   984
                                   ========  ========  ========  ========

Net profit (loss) excludes interest income, interest expense and special charges of ($129,000) and $8,000 in 1999 and 1998, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships;
(vi) the Company's alliance partners' willingness to continue development activities under their license agreements with the Company; (vii) the effects on the Company from the common stock price adjustment with respect to the holders of common stock issued in a December 1997 private placement;
(viii) the effect on the Company from its obligations pursuant to its outstanding Series A Convertible Preferred Stock; (ix) future potential changes in the Company's capital structure; (x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the ultimate outcomes of the Company's patent interference and patent infringement proceedings, and (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenue for the second quarter of 1999 decreased by 7% to $5.3 million from $5.7 million in the respective period in 1998. For the six months ended
June 30, 1999, revenue increased by 2% to $10.9 million from $10.6 million in the respective period in 1998. Revenues for the quarter and six month periods ended June 30, 1999 were comprised primarily from product sales and customer-sponsored research and development activities. No license and development fee revenues were recorded during the quarter. The Company recorded $500,000 of license fee revenues during the six month period from the achievement of a milestone pursuant to an existing license agreement. For the same periods in 1998, the Company did not record any such license and development fee revenues. Customer-sponsored research and development revenues totaled $1.5 million and $2.3 million for the quarter and six month period, respectively, and resulted primarily from FRAM process development activities with an existing licensee.

Product sales revenues for the second quarter and six months ended June 30, 1999 were $3.8 million and $8.0 million, respectively, representing a decrease of 33% for the quarter and a decrease of 20% for the six month period over the respective periods in 1998. Product revenues for the second quarter and six month periods from a year ago totaled $5.7 million and $10.0 million, respectively. Product sales revenue for the current year consists primarily of EDRAM product sales with such products accounting for approximately 77% of total product sales in the quarter and six month periods and FRAM product sales accounting for the remaining 23%. For the same periods in 1998, EDRAM products accounted for 85% of total product sales for the quarter and six month period with FRAM product sales accounting for the remaining 15%.

EDRAM unit shipments decreased by approximately 39% and 27% during the quarter and the six month period, respectively, and average selling prices remained flat during the 1999 and 1998 comparative periods. The decrease in product revenues for the quarter and six month period resulted primarily from a decrease in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment and RAID disc controllers as these customers began moving to higher density memory products which were unavailable from the Company. The decrease in demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company's higher density products become available in greater quantities and at competitive prices. The Company anticipates that average selling prices of its 4-megabit EDRAM products will experience downward price pressures during future periods. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing specialty memories. The Company has historically experienced a decline in EDRAM revenues during the third and fourth quarters of the year. The Company does not currently have sufficient information to predict whether this same decline in EDRAM revenues will occur during the remainder of 1999.

FRAM product revenues for the second quarter and the six months ended June 30, 1999 increased to $870,000 and $1,920,000, respectively, representing increases of 1% and 24%, respectively, over the same periods in 1998. Such increases resulted from the increased availability of FRAM products from one of the Company's foundry sources and from renewed sales and marketing activities in response to increased FRAM product availability.

Cost of product sales as a percentage of product revenues during the quarter and for the six months ended June 30, 1999 were 55% and 56%, respectively, compared with 62% and 62%, respectively, for the same periods in 1998. The decrease in cost of product sales as a percentage of product revenues in the second quarter and the six months ended June 30, 1999 compared with the respective periods in 1998 resulted primarily from lower costs of manufacturing for the Company's FRAM and EDRAM products and relatively stable average selling prices of those products. Cost of product sales associated with the Company's FRAM products improved during the quarter resulting primarily from the majority of FRAM products sold having been manufactured at the Company's foundry supplier. Cost of product sales as a percentage of product revenues for FRAM products is expected to continue to decrease in future quarters as a larger volume of FRAM products sold will be manufactured at the Company's alliance foundry manufacturing facilities and costs of manufacturing are expected to decrease as volumes rise.

Research and development expenses (including customer-sponsored research and development) increased by approximately $406,000 or 16% to $2.9 million in the second quarter of 1999 when compared with the respective period in 1998, and for the six month period ended June 30, 1999, research and development expenses decreased by $163,000 or 3% when compared with the respective period in 1998. The Company has incurred increases in research and development expenses during 1999 resulting from increased costs associated with the design and development of the Company's 16-megabit and 64-megabit Enhanced Synchronous DRAM ("ESDRAM") products and from costs incurred to support customer-sponsored research and development activities in FRAM process development. These increases in research and development expenses during the six month period were partially offset by decreases in expenses resulting from the cessation of FRAM production operations at the Company's Colorado Springs FRAM fabrication facility, which ended during the first quarter of 1999.

Sales, general and administrative ("SG&A") expenses for the second quarter and the six month period ended June 30, 1999 increased by $446,000 (22%) and by $981,000 (25%), respectively, as compared with the same periods in 1998. The increases in SG&A expenses for the quarter and six-month periods resulted primarily from financial advisory fees and legal and related expenses incurred in connection with the Company's preferred stock restructuring efforts and from an increase in foreign withholding taxes totaling $50,000 from the recognition of $500,000 of license fee revenue during the first quarter of 1999. These increases were partially offset by decreased commission costs on decreased product sales during the quarter and the six month period ended
June 30, 1999 as compared with the respective periods in 1998.

Interest expense, related party during the second quarter and for the six months ended June 30, 1999 remained unchanged from the respective periods in 1998.

Other income during the second quarter and for the six months ended June 30, 1999 decreased by $230,000 and $228,000, respectively, over the respective periods in 1998 and resulted primarily from decreases in interest earned on cash balances.

During the quarter and the six month period ended June 30, 1999, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $248,000 and $768,000, respectively. The imputed dividend and accretion of discount results from certain provisions of the Series A Convertible Preferred Stock ("Preferred Stock") whereby a dividend is to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount which increased over a fourteen month period from 7% to a maximum of 15% in May 1999. The dividend is being recognized ratably pursuant to all outstanding Preferred Stock. The discount was recognized ratably as non-cash deemed dividend over the applicable fourteen month period (see "Note 7").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance as of June 30, 1999 was approximately $7.3 million, representing a $7.9 million decrease from December 31, 1998. The Company used approximately $6.0 million in operations during the first six months of 1999 compared with a use of $1.3 million in operations for the respective period in 1998. The use of $6.0 million in operations during the six month period ended June 30, 1999 resulted primarily from (i) the funding of losses of $3.2 million (net of $1.1 million in non-cash adjustments), (ii) an increase in accounts receivable of $3.3 million, and (iii) the reduction in accounts payable and accrued liabilities totaling $1.0 million. Such uses of cash during the six month period were partially offset by a $456,000 decrease in inventories. The increase in accounts receivable resulted primarily from an increase in product sales and from a $1.0 million receivable from a FRAM license partner associated with customer-sponsored research and development activities. The decrease in inventories of $456,000 resulted from inventory management measures taken by the Company during the quarter associated with the Company's EDRAM and FRAM products. Approximately $1.0 million was used in investing activities during the six months ended June 30, 1999 compared with $0.9 million in the respective period in 1998. Such use of cash in 1999 resulted primarily from capitalized filing fees and legal costs associated with the Company's FRAM and EDRAM patent activities. Approximately $1.0 million was used in financing activities during the six months ended June 30, 1999 compared with a source of cash during the same period in 1998 of $15.4 million. The use of cash during 1999 resulted from a payment of $550,000 for certain purchased license rights associated with the Company's ferroelectric technology and a payment of $475,000 in connection with a settlement with one of the Company's preferred stockholders. As of June 30, 1999, the Company had working capital of approximately $587,000 and total stockholders' equity of $12.3 million.

The Company intends to finance its operations and working capital requirements during the remainder of 1999 and into 2000 by relying on its existing cash and cash equivalent resources (as of June 30, 1999 of $7.3 million), payments from existing and future license and development agreements, and from continued sales of the Company's FRAM and EDRAM products.

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

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, the funding of continued research and development efforts, the costs associated with currently existing and any future patent infringement and interference proceedings, and the costs associated with the Company's capital restructuring, which includes the potential payment to preferred stockholders of up to $3.2 million. If such a payment to preferred stockholders is required pursuant to the terms of the Company's capital restructuring plan, the Company's cash position could be materially compromised and its ability to carry out its current business plans may be materially adversely affected.
The Company is continuing to pursue additional license and development arrangements with third parties to partially satisfy its future capital requirements. The Company will also continue to seek reasonable sources of financing to satisfy its future operating and working capital requirements, but has not yet identified any specific new sources of such financing. There can be no assurance, however, that such financing, if required, will be available or, if available, will be on satisfactory terms to the Company.

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

The Company's Year 2000 project is being managed by a team of internal staff. The team's activities are designed to ensure that there are no adverse effects on the Company's operations and that transactions with customers, vendors and financial institutions are fully supported. The Company has had formal communications with vendors, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues as such issues interface with the Company's systems or otherwise effect the Company. The Company has completed the assessment, testing, contingency planning and substantially all of the remediation phases of its Year 2000 project and will continue to re-test and remediate Year 2000 sensitive systems and operations throughout the remainder of 1999 and beyond, as required. The Company believes, based on progress to date, that the costs of complying with the Year 2000 issues will not have a material effect on the Company's financial position. The Company believes that the estimated total cost of compliance for Year 2000 will be less than $250,000.

The Company determined that certain of its software and hardware required replacement or updating so that its systems would operate properly with respect to dates in the periods prior to the year 2000 and beyond. The Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in Year 2000 compliance as the majority of its software is issued with frequent updates, which have or are expected to address the Year 2000 compliance issue. The Company believes that with its updates to existing software and purchases of new software and the replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not effectively made or made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies with major suppliers and subcontractors not achieving Y2K compliance. Failure to properly address these exposures for Year 2000 compliance could result in delays in product deliveries during the period immediately following December 31, 1999. The Company believes that its most reasonably likely worst case scenario would be that one or several of its subcontractors are unable to supply product or services to the Company for an extended period of time. Such failure to supply product or services, depending on the length of delay, could exhaust the Company's product inventories and, therefore, cause delays in product shipments to the Company's customers.

The Company has assessed and continues to assess the extent to which its operations are vulnerable from interactions with its vendors, customers and financial institutions should those organizations fail to properly remediate their systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures and sells.

The above discussion regarding costs, risks and completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company proceeds with this project, it may discover that actual results will differ materially from any estimates provided.

MARKET RISK

There have been no material changes in market risk related to the Company's financial instruments since December 31, 1998.

SUBSEQUENT EVENTS

On July 20, 1999, the Company held a Special Meeting of stockholders at which the following proposals, 1A and 1B, were approved by a majority of the outstanding shares voted.

PROPOSAL 1A:
-----------
Amend and restate the Company's Certificate of Designation, Preferences, Rights and Limitations relating to the Company's Series A Convertible Preferred Stock so as to amend the terms of the outstanding Series A Convertible Preferred Stock to provide for, among other things, (i) a fixed rather than variable rate of conversion to Common Stock, (ii) a limited cash exchange option, (iii) redemption at the option of the Company on or after July 31, 2000, (iv) mandatory redemption on July 31, 2002, (v) a dividend of 11% per annum (which may increase under certain circumstances), and (vi) fixed dividend payment dates. Proposal 1A would only be adopted if Proposal 1B was also approved by stockholders of the Company.

PROPOSAL 1B:
-----------
Amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock, whereby each five shares of Common Stock would be combined, converted and changed into one share of Common Stock. Proposal 1B would only be adopted if Proposal 1A was also approved by stockholders of the Company.

A third proposal to provide the Company's board of directors the authority to effect, at the board's discretion, a reverse stock split in any of eight ratios was defeated.

On August 6, 1999, a majority of the Preferred Stockholders reached an agreement to restate the terms of the Company's Series A Convertible Preferred Stock. The Preferred Stockholders have until the close of business on August 16, 1999 to select from three options pursuant to the restructuring, which include a limited cash redemption offer, conversion to common stock at a conversion price of $0.75 per share of common stock or the retention of the amended Series A Convertible Preferred Stock with a new three year term and a fixed conversion at $1.00 per share. In addition, as part of the restructuring, the Company entered into an agreement to amend the scheduled maturity date of an August 31, 1995 Loan Agreement with the National Electrical Benefit Fund to March 15, 2002 and to modify certain price adjustment terms of a December 1997 investment agreement with certain entities advised by Dimensional Fund Advisors (the "DFA Entities"). The modification of the DFA Entities agreements included the issuance of one-year notes to the DFA Entities for a $3.2 million obligation currently owed to the DFA Entities, convertible in whole or in part to shares of common stock at a conversion price of $1.00.

As a part of these restructuring activities, the Company also initiated a 1-for-5 reverse split of its common stock, which became effective after the close of trading on The Nasdaq Stock Market on August 6, 1999. Subsequent to the reverse split, the Company had approximately 12.6 million common shares outstanding.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleged in this second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint added a claim for relief and relied on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raising certain affirmative defenses that the Company previously had not raised. On August 6, 1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's preferred stock restructuring.

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

ITEMS 2 - 4 NONE

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27     Financial Data Schedule

        (b) Reports on Form 8-K

               On May 4, 1999, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 13, 1999                           /S/ Richard L. Mohr
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)