Form 10-Q
period 1999-09-30
RAMTRON INTERNATIONAL CORP
filed 1999-11-12
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1999

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

Common Stock, $.01 Par Value - 13,656,606 shares as of November 10, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                    Page-1

                         RAMTRON INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except par value amounts)

                                                        Sep. 30,   Dec. 31,
                                                          1999       1998
                                                        --------   --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 5,390    $15,237
  Accounts receivable, less allowances
   of $341 and $134, respectively                          2,466        726
  Inventories                                              5,932      5,304
  Other current assets                                       222        264
                                                        ---------  ---------
Total current assets                                      14,010     21,531

Property, plant and equipment, net                         6,287      7,158
Intangible assets, net                                     5,820      4,658
                                                        ---------  ---------
Total assets                                             $26,117    $33,347
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 4,191    $ 2,535
  Accrued liabilities                                      1,110      2,089
  License rights                                              --        550
  Deferred revenue                                           680        760
  Common stock price adjustment                               --      3,224
  Promissory note and accrued interest                     3,269         --
  Promissory note and accrued interest, related party         --      7,127
                                                        ---------  ---------
Total current liabilities                                  9,250     16,285

Long-term promissory note and accrued
  interest, related party                                  6,121         --
                                                        ---------  ---------
Total liabilities                                         15,371     16,285
                                                        ---------  ---------
Redeemable preferred stock, $.01 par value, 10,000
   shares authorized: 1 and no shares issued and out-
   standing, respectively: entitled to $1,000 per share
   plus accrued and unpaid dividends in liquidation           886         --
                                                        ---------  ---------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 10,000 shares
   authorized: no and 10 shares issued and outstanding,
   respectively; entitled to $1,000 per share plus
   accrued and unpaid dividends in liquidation                --      8,966
  Common stock, $0.01 par value, 50,000 and 75,000
   shares authorized, respectively: 13,657 and 12,086
   shares issued and outstanding, respectively               137        121
  Common stock warrants                                    1,030         --
  Additional paid-in capital                             171,479    165,916
  Accumulated deficit                                   (162,786)  (157,941)
                                                        ---------  ---------
Total stockholders' equity                                 9,860     17,062
                                                        ---------  ---------
Total liabilities and stockholders' equity               $26,117    $33,347
                                                        =========  =========
See accompanying notes to consolidated financial statements.

                                    Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1999      1998      1999      1998
                                      ---------  --------  --------  --------
Revenue:
   Product sales                       $ 2,641   $ 5,142   $10,685   $15,142
   License and development fees          2,000        --     2,500        --
   Royalties                             1,500        --     1,500        --
   Customer-sponsored research
     and development                     1,046       266     3,368       871
                                       --------  --------  --------  --------
                                         7,187     5,408    18,053    16,013
                                       --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                 1,824     2,729     6,353     8,900
   Research and development              1,793     3,187     5,048     8,386
   Customer-sponsored research
     and development                     1,036       242     3,332       757
   Sales, general and administrative     2,246     1,992     7,155     5,920
                                       --------  --------  --------  --------
                                         6,899     8,150    21,888    23,963
                                       --------  --------  --------  --------

Operating income (loss)                    288    (2,742)   (3,835)   (7,950)

Interest expense, related party           (217)     (169)     (549)     (501)
Other income, net                          236       185       384       561
Common stock price adjustment               --    (2,649)       --    (2,649)
                                       --------  --------  --------  --------
Net income (loss)                      $   307   $(5,375)  $(4,000) $(10,539)
                                       ========  ========  ========  ========

Income (loss) per common share:
   Net income (loss)                   $   307  $ (5,375) $ (4,000) $(10,539)
   Dividends on convertible
     preferred stock                       (91)     (256)     (371)     (617)
   Accretion of discount on
     convertible preferred stock            --      (638)     (488)   (1,517)
   Accretion of redeemable preferred
     stock to redemption value              (5)       --        (5)       --
   Gain on preferred stock settlement    3,183        --     3,762        --
                                       --------  --------  --------  --------
Net income (loss) applicable to
   common shares                       $ 3,394   $(6,269)  $(1,102) $(12,673)
                                       ========  ========  ========  ========
Net income (loss) per share - basic    $  0.27   $ (0.82)  $ (0.09) $  (1.66)
                                       ========  ========  ========  ========
Net income (loss) per share - diluted  $  0.26   $ (0.82)  $ (0.09) $  (1.66)
                                       ========  ========  ========  ========
Weighted average shares outstanding:
   Basic                                12,738     7,633    12,464     7,632
                                       ========  ========  ========  ========
   Diluted                              13,003     7,633    12,464     7,632
                                       ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                             (Amounts in thousands)

                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(4,000)  $(10,539)
   Adjustments used to reconcile net loss to
       net cash used in operating activities:
     Depreciation and amortization                           1,763      1,884
     Common stock price adjustment                              --      2,649

Changes in assets and liabilities:
     Accounts receivable                                    (1,739)     1,865
     Inventories                                              (628)     1,875
     Accounts payable and accrued liabilities                  722     (1,041)
     Accrued interest, related party                           (39)       501
     Deferred revenue                                          (81)      (125)
     Other                                                     114       (263)
                                                           --------  ---------
Net cash used in operating activities                       (3,888)    (3,194)
                                                           --------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (217)     (654)
   Intellectual property                                    (1,846)      (93)
                                                           --------  --------
Net cash used in investing activities                       (2,063)     (747)
                                                           --------  --------
Cash flows from financing activities:
   Payments on license rights payable                         (550)     (550)
   Issuance of capital stock, net of expenses                   --    15,956
   Preferred stock settlement                               (3,300)       --
   Other                                                       (46)       --
                                                           --------  --------
Net cash provided by (used in) financing activities         (3,896)   15,406
                                                           --------  --------

Net increase (decrease) in cash and cash equivalents        (9,847)   11,465
Cash and cash equivalents, beginning of period              15,237     6,193
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 5,390   $17,658
                                                           ========  ========
Supplemental disclosure of cash flow information:
Cash paid for interest, related party                      $   525        --
                                                           ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1999
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 1999 and 1998 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

Effective upon commencement of trading on August 9, 1999, the Company's outstanding shares of common stock were reduced from 62,759,301 to 12,551,860 as a result of a one-for-five reverse stock split effected on August 6, 1999. Unless otherwise disclosed, all share and per share data have been retroactively adjusted to reflect the effects of the reverse split.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The purpose of SFAS No. 130 is to establish standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 during the first quarter of 1998. For the periods ended September 30, 1999 and 1998, the Company did not have any material transactions that were required to be reported in comprehensive income as compared to its net loss.

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

NOTE 3.   INVENTORIES

Inventories consist of:
                                             Sep. 30,    Dec. 31,
                                               1999         1998
                                             --------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $3,492       $3,595
                    Work in process            2,440        1,660
                    Raw material                  --           49
                                              ------       ------
                    Total                     $5,932       $5,304
                                              ======       ======

NOTE 4.   PROMISSORY NOTE

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. Such purchase rights were recorded as a common stock price adjustment liability in balance sheet disclosures prior to September 30, 1999. The DFA Promissory Notes bear interest at 8% per annum and mature on July 30, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes are convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. The outstanding principal balance and accrued interest as of September 30, 1999 under the DFA Promissory Notes were approximately $3,224,000 and $45,000, respectively.

                                    Page-6

NOTE 5.   LONG-TERM PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The borrowings under the Fund Credit Facility totaled $5.5 million as of August 6, 1999. On August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), $1.5 million of accrued interest was reclassified to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The remaining accrued interest balance as of August 6, 1999 of approximately $525,000 that was not reclassified to principal was paid to the Fund at the time of the amendment. The Amended Credit Facility bears interest at 8% per annum, payable quarterly, with the first interest payment due January 31, 2000. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The outstanding principal balance and accrued interest as of September 30, 1999 under the Amended Credit Facility was $7.0 million and $87,000, respectively.

As consideration for the Fund to amend the terms of the credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock to $5.00 and extend the expiration date of such warrants to September 30, 2008. The Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.35 with an expiration date of August 6, 2009. The amended warrants and the new warrants were valued using the Black Scholes option pricing method with a resulting value of approximately $1.0 million. This amount is accounted for as a discount to the outstanding promissory note payable and will be amortized over the remaining life of the note as a charge to interest expense in the Company's consolidated statements of operations. The unamortized discount pertaining to the note and warrants as of September 30, 1999 was approximately $966,000.

NOTE 6.   INCOME TAXES

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

                                    Page-7

NOTE 7.   EARNINGS PER SHARE

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's historical and year to date net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share.

The computation of basic and diluted earnings per share for the quarter ended September 30, 1999 were as follows:

                    (in thousands, except per share data)

Basic:

  Net income                                              $  307
  Dividends on convertible preferred stock                   (91)
  Accretion of redeemable preferred stock
    to redemption value                                       (5)
  Gain on preferred stock settlement                       3,183
                                                         --------
  Net income applicable to common shares                  $3,394
  Weighted average common shares outstanding              12,738
                                                         --------
  Basic earnings per share                                 $0.27
                                                         ========
Diluted:

  Net income applicable to common shares                  $3,394
                                                         --------

  Weighted average common shares outstanding              12,738
  Assumed conversion of warrants, net of common
    shares assumed repurchased with the proceeds             195
  Assumed exercise of stock options, net of common
    shares assumed repurchased with the proceeds              70
                                                         --------
  Adjusted weighted average shares outstanding            13,003
                                                         --------
  Diluted earnings per share                               $0.26
                                                         ========

                                    Page-8

NOTE 8.   STOCKHOLDERS' EQUITY

PREFERRED STOCK. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock was entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock had no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, would automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remained outstanding at that time. Until September 1, 1998, the Preferred Stock was convertible at a Conversion Price of $50.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price was equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999).

Each purchaser of the Preferred Stock agreed to trading limitations for the offer or sale of common stock resulting from the conversion of the Preferred Stock. In addition, the purchasers of the Preferred Stock and their affiliates agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities that involved the direct or indirect use of the common stock to hedge their investment in the Preferred Stock; however, the investor could write call options if the call exercise price was greater than the effective Conversion Price on the day that the call was written. These hedging restrictions did not apply to certain short sales within three days of conversion in amounts not greater than the number of shares issuable upon conversion.

The conversion discount of the Preferred Stock was considered to be an additional preferred stock dividend. The discount computed at issuance of $3,075,000 was recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount was recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. If shares were converted prior to the full accretion, no additional discount was taken during the fourteen month period.

On October 21, 1998, the Company suspended conversions of the Preferred Stock because the Company had issued, from its authorized shares, the maximum number of common shares available for such conversions (4,494,768 shares). No further conversions of the Preferred Stock could be effected until the Company's shareholders approved an authorization of additional common stock. At the time of suspension of the Preferred Stock conversions, approximately $8.9 million face value of Preferred Stock, plus accrued dividends, remained outstanding.

                                    Page-9

On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock and on August 6, 1999, the Company entered into an agreement with the holders of a majority of the outstanding Preferred Stock to restate the terms of the Preferred Stock. In accordance with the restated terms of the Preferred Stock, holders thereof had until the close of business on August 16, 1999, to elect (i) to continue to own shares of Preferred Stock, (ii) to exchange shares of Preferred Stock, including accrued dividends, for cash in the amount per Preferred Stock share equal to 50% of the liquidation value thereof, or (iii) to exchange the shares of Preferred Stock, including accrued dividends, for shares of the Company's Common Stock at an exchange ratio of $3.75 liquidation value of Series A Preferred per share of Common Stock. Effective as of August 16, 1999, of the 8,878 shares of Preferred Stock outstanding on August 6, 1999, 4,204 shares plus accrued dividends were retired and canceled in exchange for the payment in the aggregate of $2,290,431 to the former holders thereof; 3,802 shares of Preferred Stock were exchanged for 1,104,746 shares of Common Stock; and 872 shares of Preferred Stock with restated terms remained outstanding.

The restated terms of the remaining Preferred Stock include (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity.

For the nine months ended September 30, 1999, the Company had recorded $371,000 of dividends, $493,000 of accreted discount and a gain on the settlement of the Preferred Stock of $3.8 million. The $3.8 million gain on the settlement of the Preferred Stock included a $489,000 gain recorded during April 1999 from an earlier Preferred Stock settlement. The remaining balance of the $3.8 million gain was determined on August 16, 1999 pursuant to the decisions of holders of the Preferred Stock regarding their restructuring options as described above. The gain was determined on that date by comparing the fair value of the new instrument (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock, including dividends, with the difference being the recorded gain.

NOTE 9.   CONTINGENCIES

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

                                    Page-10

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that four separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. A hearing on this specific matter is scheduled to be heard on December 6, 1999 and the case could be decided some time during the year 2000. The Company also filed complaint's in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts. These District Court actions are currently in a preliminary motion phase. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

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

                                    Page-11

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively, "NEC"). The complaint claims that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe such patents without authority or license from the Company.
The complaint seeks relief from NEC to cease its infringement activities and requests damages be awarded to the Company resulting from the infringement activities. The relief also asks for reimbursement of attorney's fees and certain other relief the Court deems proper. NEC has responded by denying the infringement claims as brought against it by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted by NEC or stayed by the Court. On June 7, 1999, the Company announced that the United States International Trade Commission (the "ITC") had begun an investigation of the Company's complaint that NEC has infringed two of the Company's fundamental DRAM patents. The ITC hearing is scheduled to begin on November 8, 1999 in Washington D.C. and an initial decision regarding the outcome of such trial is expected prior to March 7, 2000. The initial decision is expected to become final prior to the end of April 2000 pending further review by the courts. If a further review does take place, the final decision is then expected to occur prior to the end of June 2000. The Company has vigorously pursued enforcement of its rights pursuant to its intellectual property and will continue such efforts. The Company is uncertain as to the ultimate outcome of the infringement proceedings and the ITC investigation, as well as to the resulting effects upon the Company's financial position or results of operations.

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

                                    Page-12

DEERE PARK. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleged in the second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint added a claim for relief and relied on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raised certain affirmative defenses that the Company previously had not raised. Effective as of August 6, 1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's capital restructuring.

TALISMAN. On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), another holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses. On April 7, 1999, the Company entered into an agreement with Talisman to settle the pending litigation. Pursuant to the terms of a confidential settlement agreement, the Company agreed to make a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of Series A Preferred Stock. Accordingly, Talisman's suit over the Company was dismissed and Talisman ceased to be a holder of the Company's Series A Preferred Stock.

NOTE 10.   SEGMENT INFORMATION

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

                                    Page-13

The following table represents segment information for the three months ended September 30, 1999 and 1998.
                                          1999                1998
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                     $  830   $1,811    $   499    $4,642
Technology license and
   development revenue               2,000        --        --        --
Royalty revenue                      1,500        --        --        --
Customer-sponsored research
   and development revenue           1,046        --       266        --
                                   --------  --------  --------  --------
                                     5,376     1,811       765     4,642

Operating costs                      4,088     2,811     3,880     4,269
                                   --------  --------  --------  --------
Operating income (loss)              1,288    (1,000)   (3,115)      373

Other                                  214        (1)        3        (9)
                                   --------  --------  --------  --------
Net income (loss)                   $1,502   $(1,001)  $(3,112)   $  364
                                   ========  ========  ========  ========

Net income (loss) excludes interest income, interest expense and special charges of $194,000 and $2,627,000 in 1999 and 1998, respectively, not allocated to business segments.

The following table represents segment information for the nine months ended September 30, 1999 and 1998.
                                          1999                1998
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $ 2,750   $ 7,935   $ 2,045   $13,097
Technology license and
   development revenue               2,500        --        --        --
Royalty revenue                      1,500        --        --        --
Customer-sponsored research
   and development revenue           3,368        --       871        --
                                   --------  --------  --------  --------
                                    10,118     7,935     2,916    13,097

Operating costs                     12,730     9,158    12,232    11,731
                                   --------  --------  --------  --------
Operating income (loss)             (2,612)   (1,223)   (9,316)    1,366

Other                                  131        17        50       (19)
                                   --------  --------  --------  --------
Net income (loss)                  $(2,481)  $(1,206)  $(9,266)  $ 1,347
                                   ========  ========  ========  ========

                                    Page-14

Net income (loss) excludes interest income, interest expense and special charges of $313,000 and $2,620,000 in 1999 and 1998, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its existing EDRAM and Enhanced Synchronous DRAM ("ESDRAM") products and low-density FRAM products;
(iii) acceptance of new high-density FRAM products, which may be developed;
(iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry and third party manufacturing operations;
(v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the Company's alliance partners' willingness to continue development activities under their license agreements with the Company; (vii) the effect on the Company of the Company's August 1999 capital restructuring, including the 1-for-5 reverse stock split;
(viii) future potential changes in the Company's capital structure; (ix) the availability and related cost of future financing; (x) the retention of key personnel; (xi) the ultimate outcomes of the Company's patent interference and patent infringement proceedings, and (xii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general and for memory products in particular.

                                    Page-15

RESULTS OF OPERATIONS

Revenue for the third quarter of 1999 increased by 33% to $7.2 million from $5.4 million in the respective period in 1998. For the nine months ended September 30, 1999, revenue increased by 13% to $18.1 million from $16.0 million in the respective period in 1998. Revenues for the quarter and nine month periods ended September 30, 1999 were comprised of product sales, license and development fees, royalties and customer-sponsored research and development activities. The Company recorded $2.0 million and $2.5 million of license fee revenues during the quarter and the nine month periods, respectively, from the achievement of milestones pursuant to existing FRAM license and development agreements. For the same periods in 1998, the Company did not record any such license and development fee revenues. Customer-sponsored research and development revenues were recorded in amounts totaling $1.0 million and $3.4 million for the quarter and nine-month periods, respectively, resulting primarily from FRAM process development activities with an existing licensee. During the quarter, the Company also recorded royalty income of $1.5 million compared with no such royalty revenue recorded for the same period in 1998. The $1.5 million nonrefundable payment was received under a FRAM licensing agreement with an existing licensee. Such payment was consideration for a direct licensing right to use Ramtron intellectual property in the design, manufacture and sale of RF/ID products using the Company's ferroelectric technology.

Product revenues for the third quarter and nine months ended September 30, 1999 were $2.6 million and $10.7 million, respectively, representing decreases of 49% and 29% for the quarter and nine month periods over the respective periods in 1998. Product revenues for the third quarter and nine month periods from a year ago totaled $5.1 million and $15.1 million, respectively. Product sales revenue for the current and prior year resulted from FRAM and EDRAM product sales with EDRAM product sales accounting for approximately 69% and 74% of total product sales in the quarter and nine month periods ended September 30, 1999, respectively. For the same periods in 1998, EDRAM product sales accounted for 90% and 87% of total product sales.

EDRAM unit shipments of discrete equivalent parts decreased by approximately 51% and 35% during the quarter and the nine-month period, respectively, when compared with the same periods in 1998. Such unit shipment decreases resulted from slowdowns in bookings and billings for the Company's 4-megabit EDRAM products. The Company believes that the downward trend in 4-megabit EDRAM product revenues is a result of fluctuations in demand from a limited number of 4-megabit EDRAM customers. Although the trend in 4-megabit EDRAM revenues has been down during 1999, the Company still has substantial demand for the product and such demand is expected to continue for at least two more years. During the third quarter, the Company announced commercial production of a 16-megabit ESDRAM product targeted for communications applications. The ESDRAM product is expected to be the transition product for the Company's 4-megabit EDRAM in future periods leading to a 64-megabit ESDRAM product during the year 2000. Average selling prices for the Company's 4-megabit EDRAM

                                    Page-16
products decreased by 21% and 6% during the quarter and the nine-month period, respectively, when compared with the same periods in 1998. The decrease in average selling prices during the quarter and nine month periods resulted from the Company making a decision to sell low demand "512K X 8" EDRAM products at significantly discounted prices during the third quarter. The discounted sale of the "12K X 8" EDRAM inventory helped a significant customer to lower overall system costs in a price sensitive application. The remaining balance of "512K X 8" EDRAM inventory is expected to be sold during the fourth quarter of 1999, at which time overall average selling prices are expected to improve. The decrease in demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as new higher density products become available in greater quantities and at competitive prices. The Company anticipates that average selling prices of its 4-megabit EDRAM products will experience overall downward price pressures during future periods. The Company's EDRAM prices are subject to industry demand for such products and the prices of competing specialty memories.

FRAM product revenues for the third quarter and the nine months ended September 30, 1999 increased to $830,000 and $2,750,000, respectively, representing increases of 66% and 34% over the same periods in 1998. FRAM product revenues for the same periods in 1998 were $499,000 and $2,045,000. Such increases resulted from the increased availability of FRAM products from one of the Company's foundry sources and from renewed sales and marketing activities in response to the increased FRAM product availability. The Company is expecting a second FRAM product foundry to be in production during the first quarter of 2000. The availability of this second foundry is expected to increase the number of FRAM products available for sale as a result of advanced manufacturing capabilities that will allow for new designs and higher memory density products.

Cost of product sales as a percentage of product revenues during the quarter and for the nine months ended September 30, 1999 were 69% and 59%, respectively, compared with 53% and 59% for the same periods in 1998. The increase in cost of product sales as a percentage of product revenues in the third quarter and the nine months ended September 30, 1999 compared with the respective periods in 1998 resulted primarily from lower average selling prices on certain of the Company's 4-megabit EDRAM products as discussed above. Cost of product sales associated with the Company's FRAM products improved during the quarter resulting primarily from the majority of FRAM products sold being manufactured at the Company's foundry supplier. Cost of product sales as a percentage of product revenues for FRAM products is expected to continue to decrease in future quarters as a larger volume of FRAM products sold will be manufactured at the Company's alliance foundry manufacturing facilities and costs of manufacturing are expected to decrease as volumes increase.

                                    Page-17

Research and development expenses (including customer-sponsored research and development) decreased by approximately $600,000 or 17% to $2.8 million in the third quarter of 1999 when compared with the respective period in 1998, and for the nine month period ended September 30, 1999, research and development expenses decreased by $763,000 or 8% when compared with the respective period in 1998. The Company has incurred increases in research and development expenses during 1999 resulting from increased costs associated with the design and development of the Company's 16-megabit and 64-megabit ESDRAM products and from costs incurred to support customer-sponsored research and development activities in FRAM process development. These increases in research and development expenses during the nine month period were partially offset by decreases in expenses resulting from the cessation of FRAM production operations at the Company's Colorado Springs FRAM fabrication facility, which occurred during the first quarter of 1999.

Sales, general and administrative ("SG&A") expenses for the quarter ended September 30, 1999 increased by $254,000 (13%) in comparison with the same period in 1998 to $2.2 million. For the nine month period ended September 30, 1999, SG&A expenses increased by $1.2 million (21%) as compared with the same periods in 1998. The increases in SG&A expenses for the three and nine month periods resulted primarily from financial advisory fees and legal and related expenses incurred in connection with the Company's preferred stock restructuring efforts and from an increase in foreign withholding taxes totaling $150,000 from the recognition of $1,500,000 of license fee revenue during the nine month period ended September 30, 1999. These increases were partially offset by lower commission costs on decreased product sales during the nine months ended September 30, 1999 as compared with the respective periods in 1998.

Interest expense, related party during the third quarter and for the nine months ended September 30, 1999 increased slightly from the respective periods in 1998. During August 1999, the Company renegotiated an outstanding promissory note with the National Electrical Benefit Fund (a principal shareholder), whereby $1.5 million of accrued interest on the promissory note was reclassified to principal. Subsequent to the reclassification, the outstanding principal balance on the note was $7.0 million. Interest accrued on the increased principal balance was the primary reason for the increase in interest expense during the quarter and nine month periods ended September 30, 1999 when compared with the same periods in 1998.

During the quarter and the nine month period ended September 30, 1999, the Company recorded preferred stock non-cash imputed dividends, accretion of discount and accretion of redeemable preferred stock to redemption value totaling $96,000 and $864,000, respectively. The imputed dividend and accretion of discount resulted from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred Stock, and the conversion price of the Preferred Stock was determined by applying a discount, which increased over a fourteen month period from 7% to a maximum of 15% in May 1999. The dividend is recognized

                                    Page-18
ratably pursuant to all outstanding Preferred Stock. The discount was recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. A $3.8 million gain on the restructuring of the Preferred Stock was recorded in the nine month period ended September 30, 1999. The gain includes a $489,000 gain recorded during April 1999 from the exchange of Preferred Stock for cash with one of the Company's Preferred Stock shareholders pursuant to a litigation settlement. The remaining balance of the $3.8 million gain was determined on August 16, 1999 as a result of decisions made by holders of outstanding Preferred Stock regarding certain exchange rights such holders received pursuant to the restructuring of the Preferred Stock. The gain was determined by comparing the fair value of the new instrument received by the holders (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock, including dividends. The difference was recorded as a gain on Preferred Stock Settlement(see "Note 8").

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance as of September 30, 1999 was approximately $5.4 million, representing a $9.8 million decrease from December 31, 1998. The Company used approximately $3.9 million in operations during the first nine months of 1999 compared with a use of $3.2 million in operations for the respective period in 1998. The use of $3.9 million in operations during the nine month period ended September 30, 1999 resulted primarily from (i) the funding of losses of $2.2 million (net of $1.8 million in non-cash adjustments), (ii) an increase in accounts receivable of $1.7 million, and (iii) an increase in inventories totaling $628,000. Such uses of cash during the nine-month period were partially offset by a $722,000 increase in accounts payable and accrued liabilities. The increase in accounts receivables resulted primarily from a $1.0 million receivable from a FRAM license partner associated with a FRAM license and development milestone achieved by the Company during the third quarter of 1999. The increase in inventories of $628,000 was the result of increases in work-in-process inventories for both EDRAM and FRAM products in anticipation of increasing future product shipments and as an increase to finished goods to address possible year 2000 product delivery interruptions. Approximately $2.0 million was used in investing activities during the nine months ended September 30, 1999 compared with $747,000 in the respective period in 1998. Such use of cash in 1999 resulted primarily from capitalized legal costs associated with the Company's ongoing EDRAM patent infringement lawsuit filed against NEC in October 1998. Approximately $3.9 million was used in financing activities during the nine months ended September 30, 1999 compared with a source of cash during the same period in 1998 of $15.4 million resulting from the proceeds of an equity private placement. The use of cash during 1999 resulted from a payment of $550,000 for certain purchased license rights associated with the Company's ferroelectric technology and payments of $3.3 million pursuant to the restructuring of the Company's Preferred Stockholders (see "Note 8"). As of September 30, 1999, the Company had working capital of $4.8 million and total stockholders' equity of $9.9 million.

                                    Page-19

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, the funding of continued research and development efforts and the costs associated with currently existing and any future patent infringement and interference proceedings. In addition to other activities directed toward identifying and accessing funding sources, the Company is continuing to pursue additional license and development arrangements with third parties to partially satisfy its future capital requirements.

Based on the Company's capital resources as of September 30, 1999 and expected operating costs and anticipated cash flows from product sales, licensing revenues and customer-sponsored research and development revenues, the Company expects to be able to fund its operations through at least year-end 1999.
All debt outstanding under the Fund credit facility, repayment of which is secured by liens on the Company's headquarters facility and principal assets, becomes due and payable on March 15, 2002. The DFA convertible promissory notes become due and payable on July 30, 2000. In view of the Company's future cash flows and working capital requirements, the Company is seeking to obtain additional equity or debt financing before or soon after year-end 1999. The Company cannot be sure any additional financing or other sources of capital will be available, or if available, will be on acceptable terms to the Company. If additional financing or other sources of capital are not obtained by the end of 1999 or shortly thereafter, the Company's ability to carry on its current business operations would be materially adversely affected.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a more cost-effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not occur on a consistent basis and is, therefore, expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations. The Company is continuing its efforts to improve and increase commercial production and sales of its EDRAM products and low-density FRAM products, decrease the cost of producing such products and develop and commercialize new high and low-density FRAM products and enhancements to its existing FRAM and EDRAM products.

There can be no assurance that the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations would be materially adversely affected.

                                    Page-20

YEAR 2000

The Company utilizes software and related technologies throughout its business and relies on suppliers of services and materials that will be affected by the date change to the year 2000 or prior to such change. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company initiated a Year 2000 project to address the Year 2000 issues as they relate to the Company.

The Company's Year 2000 project is being managed by a team of internal staff. The team's activities are designed to ensure that there are no adverse effects on the Company's operations and that transactions with customers, vendors and financial institutions are fully supported. The Company has had formal communications with vendors, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues as such issues interface with the Company's systems or otherwise effect the Company. The Company has completed the assessment, testing, contingency planning and substantially all of the remediation phases of its Year 2000 project and will continue to re-test and remediate Year 2000 sensitive systems and operations throughout the remainder of 1999 and beyond, if required. The Company believes, based on progress to date, that the costs of complying with the Year 2000 issues will not have a material effect on the Company's financial position. The Company believes that the estimated total cost of compliance for Year 2000 will be less than $250,000.

The Company determined that certain of its software and hardware required replacement or updating so that its systems would operate properly with respect to dates in the periods prior to the year 2000 and beyond. The Company does not currently use any third-party custom written software in its operations and, therefore, does not believe that a significant exposure exists in Year 2000 compliance as the majority of its software is issued with frequent updates, which have addressed or are expected to address the Year 2000 compliance issue. The Company believes that with its updates to existing software and purchases of new software and the replacement or modification to certain non-compliant hardware, the Year 2000 issue will not pose a significant operational problem for the Company's systems. However, if such updates, replacements or modifications are not effectively made or made in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company believes that its primary exposure from the Year 2000 issue lies with major suppliers and subcontractors not achieving Y2K compliance. Failure to properly address these exposures for Year 2000 compliance could result in delays in product deliveries during the period immediately following December 31, 1999. The Company believes that its most reasonably likely worst case scenario would be that one or several of its subcontractors are unable to supply product or services to the Company for an extended period of time. Such failure to supply product or services, depending on the length of delay, could exhaust the Company's product inventories and, therefore, cause delays in product shipments to the Company's customers.

                                    Page-21

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

SUBSEQUENT EVENT

On November 9, 1999, the Company entered into an agreement with NEC Corporation to settle its pending patent infringement lawsuit and International Trade Commission dispute. The agreement calls for the termination of patent infringement cases at the International Trade Commission and United States District Court for the Northern District of California. Under the terms of the agreement, the Company granted to NEC an unrestricted license to use certain EDRAM specific intellectual property in N-way associative cache DRAM architectures in exchange for certain considerations. Such considerations are required to remain confidential per the terms of the agreement. The agreement also allows NEC and its customers to enable direct-mapped cache features of its VCM memory in exchange for certain additional considerations that are also required to remain confidential per the terms of the agreement.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgement and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things,

                                    Page-22
that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleged in this second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint added a claim for relief and relied on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raising certain affirmative defenses that the Company previously had not raised. On August 6, 1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's preferred stock restructuring.

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

ITEMS 2 - 3 NONE

ITEM 4 - Submission of Matters to a Vote of Security Holders

On July 20, 1999, the Company held a Special Meeting of its Common Stockholders (the "Special Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. (Vote counts shown in this section are prior to the Company's one-for-five reverse stock split effected in August 1999.)

At the Special Meeting, the Company's stockholders approved, with 39,350,542 votes cast in favor, 1,752,679 votes cast against and 486,346 abstentions, an amendment to restate the Company's Certificate of Designation, Preferences, Rights and Limitations relating to the Company's Series A Convertible Preferred Stock so as to amend the terms of the outstanding Series A Convertible Preferred Stock to provide for, among other things, (i) a fixed rather than variable rate of conversion to Common Stock, (ii) a limited cash exchange option, (iii) redemption at the option of the Company on or after July 31, 2000, (iv) mandatory redemption on July 31, 2002, (v) a dividend of 11% per annum (which may increase under certain circumstances), and (vi) fixed dividend payment dates.

                                    Page-23

At the Special Meeting, the Company's stockholders also approved, with 39,417,969 votes cast in favor, 2,094,769 votes cast against and 76,829 abstentions, an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock, whereby each five shares of Common Stock would be combined, converted and changed into one share of Common Stock.

At the Special Meeting, the Company's stockholders did not approve, with 10,213,151 votes cast in favor, 30,713,095 votes cast against and 663,321 abstentions, an amendment to the Company's Certificate of Incorporation to provide the Board of Directors of the Company with the authority to effect, in the Board's sole discretion, at any time prior to January 1, 2000, a reverse stock split of the Company's Common Stock whereby the shares of Common Stock would be combined, converted and changed into Common Stock in any one of the following ratios, as selected by the Board of Directors of the Company in its sole discretion: 1.5:1, 2:1, 2.5:1, 3:1, 3.5:1, 4:1, 4.5:1, or 5:1.

ITEM 5 - Other Information

In August 1999, the Company's Board of Directors approved a new employee stock option plan entitled the Ramtron International Corporation 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan calls for the maximum number of shares reserved for issuance pursuant to the plan to be 700,000 shares. The 1999 Plan is administered by the Company's Board of Directors and participation in the plan is limited to employees who are not officers or directors of the Company.

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27     Financial Data Schedule

        (b) Reports on Form 8-K

            On July 2, 1999, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

            On July 21, 1999, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

            On August 31, 1999, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events." Pro-forma Statements of Operations and Balance Sheets were included with such Form 8-K filing.

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 12, 1999                         /S/ Richard L. Mohr
                                          ------------------------------
                                          Richard L. Mohr
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer

                                    Page-24