Form 10-K
period 1999-12-31
RAMTRON INTERNATIONAL CORP
filed 2000-03-29
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                  FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ----------  to ---------

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

As of March 21, 2000, 16,007,329 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE
                                  Page-1

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

                                FRAM PRODUCTS

BACKGROUND

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide nonvolatile memory products with unique performance characteristics and properties. Ramtron's FRAM devices combine data non-volatility with the benefits of random access memory (RAM) devices including a high number of read and write cycles, high speed for both read and write functions and low power consumption.

                                  Page-2

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

CHARACTERISTICS OF FRAM PRODUCTS

Ramtron's FRAM products provide in a single component the high-speed read/write characteristics and efficiencies of RAM with the nonvolatile memory storage capability of ROM. By integrating the nonvolatile properties of its ferroelectric materials with an industry standard CMOS semiconductor memory manufacturing process, Ramtron has produced component-level nonvolatile RAM products. The nonvolatile storage element in FRAM memories is a capacitor that is integrated between the transistor and metalization layers of a typical CMOS manufacturing process and is constructed from a thin film ferroelectric between two metal electrodes. Ferroelectric materials inherently function in a nonvolatile manner within a semiconductor memory device because they become polarized when an electric field is applied and remain polarized after the electric field is removed. Reversing the field causes spontaneous polarization in the opposite direction. The positive or negative state of the material can be sensed by the interaction of an applied electric field with the material's polarization, thereby allowing for the storage of binary digital information. Notwithstanding the theoretical simplicity of nonvolatile ferroelectric memories, it took Ramtron over eight years to be the first Company to produce such memories in commercial volumes. High-density FRAM memories, if they can be developed and commercially produced in a timely and cost-effective manner, have the potential to be important in the development of future products in the semiconductor memory industry. The advantages of Ramtron's FRAM products include:

     Fast write time. Because a FRAM device works by polarization rather than stored-charge, it has very fast write speeds measured in nanoseconds (billionths of a second) rather than milliseconds that are required to write to an EEPROM or Flash memory.

     High write endurance. Current FRAM products deliver more than 10 billion read/write cycles.

     Nonvolatile retention. FRAM products can retain data without a power source for a minimum of ten years under normal operating conditions.

     Small form factor. Batteries, extra transistors, sockets or add-on devices are unnecessary since non-volatility is inherent in the ferroelectric material.

     Minimal power. FRAM devices have extremely low power demands (2 to 20 times less active current than alternative nonvolatile solutions) and require less standby current.

                                  Page-3

FRAM PRODUCTS

Ramtron was the first company to introduce ferroelectric technology in commercial memory products beginning with a 4 kilobit parallel interface product in late 1992. This product established initial production and demonstrated the benefits of FRAM in a commercial application. Based on this demonstration, the Company was able to broaden its product line and establish a merchant market presence. Today, the Company offers a line of serial and parallel interface FRAM memories that have distinct advantages over EEPROM equivalents. These products are manufactured by the Company's license partners using the Company's proprietary FRAM technology. The Company sold $3.5 million of FRAM products in 1999.

In order to accelerate market acceptance, the Company developed FRAM serial products based on industry standard EEPROM circuits. These products are offered in 4-kilobit,16-kilobit and 64-kilobit densities with selected industry standard interfaces. The Company produces these products in industry-standard package types. They compete with EEPROM serial memories with identical pin configurations. By emulating standard EEPROM products with FRAM technology, the Company is able to accelerate product evaluation and acceptance by new customers. However, the products are distinguished from their EEPROM counterparts by faster write times, higher write endurance (number of permitted write cycles) and lower power requirements. As an example, comparable EEPROM's perform a single-byte write in 2 to 10 milliseconds, where as a FRAM-based product writes in 200 nanoseconds, or 10,000 to 50,000 times faster. Comparable EEPROM's offer write endurance from 100,000 to 1,000,000 cycles, where as a FRAM product offers from 100,000,000 to 10,000,000,000 cycles, or 1,000 to 10,000 times greater. Deploying FRAM technology in industry standard configurations offers substantial benefits in a variety of industrial and commercial applications, which are write intensive and which require collecting data or the frequent alteration of configuration settings. As a consequence of these feature advantages, the Company's FRAM products are currently able to command a price premium versus EEPROM products in these selected applications.

In addition to low-density serial memories, the Company offers a line of medium density parallel interface products. In order to accelerate market acceptance, these product designs are based on industry standard SRAM circuits. The primary market these products serve is replacement in multi-device battery-backed SRAM applications. SRAM's are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current products include 64-kilobit and 256-kilobit products in industry standard package types.

                                  Page-4

The Company anticipates increases in its available manufacturing capacity from its foundry partners. The manufacturing and commercialization of FRAM technology associated with each of the Company's foundry partners depend primarily upon each individual foundry's process and product development activities, the timing and results of which are uncertain. The Company intends to continue developing new products as it is able to determine the available manufacturing capacity of each of its foundry partners. In preparation for the anticipated increase in foundry capacity, the Company is currently developing several new products that are expected to provide future revenue growth. In cooperation with one of its partners, the Company has developed a 64-kilobit FRAM product and a 256-kilobit FRAM product. During 2000 the Company expects to achieve volume manufacturing and commercialization for these two products.

The manufacturing costs of FRAM products are presently higher than competing EEPROM and Flash products. The Company and its strategic alliance partners are working to reduce such manufacturing costs and, because of FRAM compatibility with CMOS semiconductor manufacturing and the mask design of FRAM chips, the Company believes that FRAM products are capable of being mass produced on a cost-effective basis.

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

STRATEGY FOR FRAM PRODUCTS

In 1999, Ramtron completed the shift to a fabless manufacturing strategy, exclusively using foundry partners to produce its product. As a consequence of this change, the Company has adopted a competitive strategy with three elements. They are (1) strategic market selection, (2) strategic partner selection, and (3) new product development.

STRATEGIC MARKET SELECTION. Ramtron is continuously identifying product development opportunities while evaluating several considerations including overall semiconductor memory product market conditions and access to our strategic partners product development and manufacturing plans. Obtaining information about the manufacturing capacity, product development plans and target markets of our alliance partners has a particularly large impact on

                                  Page-5
development and product strategy. Considering the size difference between Ramtron and its alliance partners, we believe that it is critical to identify appropriate development programs and target markets which minimize near-term direct competition with our manufacturing partners. Based on its current understanding of these conditions, the Company has grouped current product plans into three market segments. They are standard memory, value added memory, and niche products. The Company believes that products developed to serve these segments provide attractive market opportunities while allowing Ramtron to remain competitive.

STRATEGIC PARTNER SELECTION. The Company maintains a preference for partners that serve a strategic interest to the Company by providing complementary technology, production capacity, or market access. As the Company's FRAM technology becomes widely accepted, the Company anticipates new partnership opportunities. Ramtron expects to continue to license technology and form partnerships with selected industry suppliers and customers.

NEW PRODUCT DEVELOPMENT. Ramtron believes that its product development expertise, particularly in the application of FRAM technology is a unique competence. It is the Company's intention to invest considerably to maintain this advantage to the maximum extent we can do so within our capital and financing constraints. Ramtron believes its current product development system permits the Company to bring FRAM based products to market faster than the competition and to minimize the cost of such product development. This expertise is embodied in the Ramtron design methodology, which includes ferroelectric circuit simulation, ferroelectric modeling for multiple foundry processes, ferroelectric memory core libraries, and the institutional knowledge of such memory design. The Company will continue investing to upgrade its design automation and product development activities to further improve productivity and shorten time to market.

COMPLEMENTARY FERROELECTRIC APPLICATIONS AND TECHNOLOGY

Ramtron's FRAM technology has product applications other than stand-alone memory devices. For example, smart cards, microcontrollers, programmable logic devices and radio frequency identification applications often include embedded ROM and/or RAM memories in the device. FRAM memory performance compared to alternative memory solutions offers distinct advantages in such applications. To exploit these product opportunities without diverting the Company's focus from the development of FRAM products, Ramtron has licensed its ferroelectric technology to, and entered into joint ventures with, other companies. Ramtron may elect to pursue selected business opportunities in these areas when appropriate market conditions and suitable partners are identified. In addition, the Company is continuing to research and develop ferroelectric material compositions with the aim of further enhancing the performance advantages of FRAM memories relative to alternative memory solutions (e.g., longer write endurance, lower operational voltage and lower power consumption).

                                  Page-6

FRAM MARKETS

SALES CHANNELS. The Company markets standard FRAM memory products via commercial semiconductor sales channels including manufacturers representatives and industrial distributors. Such marketing activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. The Company anticipates using these existing channels for the future sales and distribution of its products. The Company supports the sales channels with directly employed sales managers that have regional responsibility. Sales of FRAM product are expected to conform to the overall semiconductor industry in seasonal sales patterns.

CURRENT FRAM MARKETS. The market for existing FRAM products somewhat resembles the market for EEPROM products. As examples, the Company sells products into the industrial sector in applications such as electric power meters and related datacom networks; the office equipment sector in applications such as laser printers, copiers and hand held portable electronic devices; and the communication sector in applications such as electronic telephones and cable modems. If Ramtron is able to make a significant improvement in reducing FRAM product manufacturing costs and expanding its manufacturing capacity from its strategic partners, it should be able to penetrate further into existing markets and to develop new markets.

COMPETITION

In order to accelerate the market acceptance of FRAM technology and Ramtron products, the Company has followed a strategy of using FRAM technology to create products that, when substituted for industry standard products such as EEPROM, achieve certain performance benefits. This strategy serves to simplify customer evaluation and design-in of FRAM products. It is a traditional approach for introducing new technology that greatly accelerates the process and improves the probability of a successful introduction. The disadvantages of this strategy are (i) that the Company must compete directly with vendors of alternate memory types and (ii) that not all the potential benefits of the FRAM product may be completely exploited through such existing product substitution.

Since the competition is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Ramtron faces intense competition based on these factors. The Company competes with major corporations having substantially greater resources in technical, financial, production, marketing and management categories such as ST-Microelectronics, Dallas Semiconductor, Atmel Corp., and Xicor Inc. Using the Company's FRAM technology, Ramtron introduces product performance as a new competitive factor, which has varying importance depending on the customer and the application. During the past several years many memory categories have experienced severe price erosion as a result of excess capacity. Ramtron has been adversely impacted by such erosion, which has lead to a substantial increase in the price premium of certain FRAM products that compete directly with EEPROM products. The Company is, therefore, seeking a strategy of targeting applications where the FRAM technology advantages reduce competitive pressure. One result of this strategy is a smaller market in which FRAM products can be sold. The Company will continue to emphasize FRAM product benefits while the Company and its manufacturing partners work to drive down the cost of production.

                                  Page-7

In addition to competition with other technologies, the Company expects to be competing with its licensees and foundry partners over the long term. To successfully compete in such markets, Ramtron must therefore continue to develop a low overhead structure, a value added product line, its own customer relationships and a high level of customer service. In pursuing these goals, Ramtron will develop proprietary products that more fully exploit the FRAM benefits and produce expected higher margins than more standardized products. The success of this strategy depends on the Company's ability to develop and introduce new products into production, its competitors' plans for new products, and customers' ability to deploy such products in commercial volumes. Critical factors are the availability of manufacturing capacity that the Company can use to build these products, the Company's ability to attract and retain qualified personnel, and to execute rapid development of new products.

FRAM PRODUCT MANUFACTURING

Since April 1999, the Company has operated as a fabless semiconductor company relying on third-party foundries for all of its wafer production. Ramtron currently is engaged in foundry relationships with Rohm and Fujitsu. Rohm provides the Company with 6" wafers using a CMOS/FRAM process with a 1.0-micron minimum feature size. The Company anticipates a 0.6-micron CMOS/FRAM production process will be available from Rohm in the future, however, process upgrades at foundry partners is not under the direct control of the Company and Ramtron cannot be assured when or if such process improvements will be available. Fujitsu manufactures 6" wafers for the Company using a 0.5-micron CMOS/FRAM process. Ramtron is currently collaborating with Fujitsu to develop a 0.35-micron production process. Implementation of these new processes will enable lower cost production and potentially larger memory arrays. The Company will continue to have access to new production capabilities at foundry partner locations based on contractual provisions in its technology license agreements with such partners. In some cases, the details of these production arrangements are to be determined when the partner's production capability is established. A critical factor in the Company's product planning is the availability and capability of these various fabrication plants. Each partner has or will be installing processes and equipment consistent with their own product plans. Neither the capacity nor the capability of these factories are under the Company's direct control. In addition, each partner will provide a different cost structure to the Company for its share of the production. It is incumbent upon Ramtron to identify a product development and manufacturing strategy that makes the best use of these diverse production resources. For this reason, Ramtron's FRAM manufacturing strategy will evolve as it is able to determine each partner's production capability. It is possible that the Company will not be able or will not elect to use all of the production capacity to which it has access.

In the case of proprietary products developed solely by Ramtron, the Company must identify a source from among its partner foundries that is capable of production with an attractive cost structure. In each case, the Company must negotiate its ability to run such products at a partner foundry according to the individual manufacturing agreement.

                                  Page-8

The Company's business may be adversely affected by the unavailability of an individual foundry partner's capacity from time to time. However, the Company believes that as a consequence of multiple foundry relationships, it has more flexibility in the long term in producing its products than other similarly sized companies. The Company believes that the raw materials and services required for the manufacture of its products at its manufacturing foundry partners are readily available.

Once wafers are fabricated by one of our foundries, the Company assembles and tests the products. These operations are primarily subcontracted to companies that perform these operations on a relatively large scale. Current production is subcontracted to two firms operating in Thailand and one firm operating in China. Such off-shore subcontracted functions offer significant economic benefits, however, they also introduce substantial risks. The Company expects to receive lower priority from such subcontractors than larger firms as a result of its initial limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company maintains an active effort to manage these subcontracted operations and to minimize any associated risks.

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

The Company has developed a family of proprietary Enhanced-DRAM ("EDRAM" (registered trademark)) and Enhanced Synchronous DRAM ("ESDRAM") products that capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. The Company currently produces EDRAM and ESDRAM products under foundry agreements with IBM and Infineon Technologies ("Infineon"), formerly Siemens Semiconductors.

BACKGROUND

Because of their low cost and unlimited random access read/write capability, DRAM's are the most widely used memory device in computing applications. Significant improvements in microprocessor ("MPU") speeds and increasing architectural complexity in computing systems has created a performance bottleneck at the memory system level due to slow memory access speed and bandwidth. Because DRAM's operate at slow speeds relative to the MPU, high-speed static random access memories ("SRAM's") have been used to improve memory access and retrieval speed. However, the large memory cell size of the SRAM makes it significantly more expensive than the DRAM. Alternate DRAM architectures have been developed which use interleaving of several memory banks such as synchronous DRAM ("SDRAM") and Rambus DRAM ("RDRAM"). Other DRAM's, such as extended data output ("EDO") and burst EDO, use pipelining of

                                  Page-9
data. These alternate DRAM's do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high-performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

CHARACTERISTICS OF EDRAM PRODUCTS

To address the access and retrieval speed limitations of DRAM's and the high costs associated with high-speed SRAM's, the Company developed a group of 4-megabit EDRAM and 16-megabit ESDRAM products.

The Company's EDRAM and ESDRAM products combine what it believes is the fastest 4-megabit (25-35 nanosecond) and 16-megabit (24-35 nanoseconds) DRAM together with a 10-15 nanosecond SRAM and a 2,048 bit-wide integrated DRAM to SRAM interconnecting bus for the EDRAM and a 4,096 bit-wide integrated DRAM to SRAM interconnecting bus for the ESDRAM, all on the same chip. The Company's EDRAM's and ESDRAM's can operate at the high speeds of today's MPU's enabling systems to operate faster and at a reduced overall system cost when compared with systems using SRAM cache plus standard DRAM or the alternate DRAM architectures. Testing of EDRAM-based systems by Ramtron's customers has shown system performance improvements from 1.3 times to 2.0 times over similar systems with DRAM or DRAM plus SRAM cache. The system performance of EDRAM and ESDRAM approaches the speed of a complete SRAM memory system but with significant cost reductions and increased density.

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

STRATEGY FOR EDRAM AND ESDRAM PRODUCTS

The Company's strategy is to provide SRAM performance with DRAM density in a product with significantly lower pricing than SRAM's. A significant portion of the Company's EDRAM and ESDRAM business is targeted at replacement of fast (10-15 nanosecond) SRAM's in high-performance systems. In these applications, the Company's EDRAM and ESDRAM products provide a significant density improvement and a significantly lower cost per bit than equivalent SRAM products. EDRAM and ESDRAM provide the customer cost and density advantages while allowing the Company to command a price premium over slower DRAM's.

                                  Page-10

A secondary strategy is to provide a significant performance upgrade option
for industry standard DRAM's in the same memory module socket.   This strategy
targets the high-performance segments (communications, RAID disk control, DSP, embedded processing, and PC systems) of the main memory marketplace. The Company's strategy is to serve the highest performance segments of these markets while maintaining higher margins than the commodity DRAM. This strategy allows the business to achieve the production volumes necessary to operate an efficient DRAM business while maximizing profit margins in served markets.

The Company's plan is to produce EDRAM and ESDRAM products through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for these products by licensing production through multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources. In order to increase the opportunity to expand licensing opportunities of the Company's patented technology, the Company pursued and was granted a superset standard for its ESDRAM product by JEDEC during 1998 and plans to continue to pursue making the ESDRAM into an industry standard memory.

During 1999, the Company completed development of 16-megabit versions of its EDRAM products. The new products, named the Enhanced Synchronous DRAM (ESDRAM), are fully compatible with the industry standard SDRAM products that are the standard main memory for PC systems. The new products use the original EDRAM architecture internally to provide significantly faster access and retrieval speeds than SDRAM. The ESDRAM can replace SDRAM directly on printed circuit boards and on current DIMM modules and small outline dual inline memory modules ("SO DIMM's") currently being used in PC desktop and notebook computer systems. The new ESDRAM has the same speed as burst SRAM but with 4-8 times higher density and much lower cost. This will allow the Company to continue to provide a higher density and lower cost solution to SRAM products while maintaining a higher average selling price over slower DRAM's.

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

                                  Page-11

The Company has the right to purchase the greater of a predetermined monthly wafer amount or a quantity of wafers equal to 100% of IBM's previous quarterly sales of ESDRAM product for external sales.

INFINEON TECHNOLOGIES. In February 1998, the Company entered into a manufacturing foundry agreement with Infineon pursuant to which Infineon agreed to manufacture and sell to the Company at specified prices for the Company's resale to its customers ESDRAM products or other products using the Company's EDRAM technology. The manufacturing foundry agreement has an unlimited term and Infineon does not have any rights to the Company's EDRAM or ESDRAM technology.

In January 2000, the Company expanded its relationship with Infineon Technologies. Infineon acquired 20% ownership in EMS, the Company's formerly wholly owned subsidiary which conducts the Company's EDRAM and ESDRAM business, in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two year renewal periods thereafter.

CYPRESS SEMICONDUCTOR. In November 1999, the Company entered into a technology development agreement with Cypress Semiconductor Corporation ("Cypress") to develop high performance, high density memory products. The agreement is expected to result in a product to be sold by both Cypress and EMS.

COMPETITION

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. While the Company's EDRAM and ESDRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products such as cache DRAM ("CDRAM"), RDRAM, virtual channel RAM ("VCRAM"), fast cycle RAM ("FCRAM") and multi-bank RAM ("MDRAM") products manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu and MoSys, Inc. to be competitive with the Company's EDRAM and ESDRAM products.

The Company also considers its EDRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung Electronics Co., Ltd., Hyundai Electronics Industries Co. Ltd. and Micron Technology Inc.

The Company currently sells eight 4-megabit EDRAM product configurations with three speed grades and two temperature ranges. These products include components with 4-megabit by 1, l-megabit by 4 and 5 SIMM modules with 4-megabyte, 8-megabyte and 16-megabyte capacities. Each product is available with 10, 12 or 15 nanosecond speed. The Company sold approximately $9.6 million of EDRAM and ESDRAM products in 1999.

                                  Page-12

During 1999, the Company began shipments of its 16-megabit ESDRAM products. These products included three product configurations with three speed grades and two temperature ranges. The products include components with 4-megabit by 4, 2-megabit by 8, 1-megabit by 16 and 512-kilobit by 32 configurations and 3 DIMM modules with 8-megabyte, 16-megabyte, and 32-megabyte capacities. Each product is available with 100, 133, and 166MHz maximum clock rates. The Company began development of a higher density 64-megabit ESDRAM product during 1999.

The Company expects the EDRAM and ESDRAM products to remain competitive with fast SRAM and the alternate DRAM architectures (SDRAM, DDR SDRAM, RDRAM and others) for the foreseeable future. Although many of the alternate DRAM products are moving to 128-megabit densities and higher, many EDRAM and ESDRAM market segments do not require higher density memories. The departure of many of the competing memory suppliers to serve the volume PC main memory market with 128-megabit products could enhance EDRAM and ESDRAM opportunities in embedded control applications, which do not require higher density memory capacities.

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

EDRAM AND ESDRAM PRODUCT MANUFACTURING

Because of the large capital costs required to build and operate competitive DRAM manufacturing facilities, the Company's manufacturing strategy with respect to EDRAM and ESDRAM products is to contract with conventional DRAM manufacturers to produce such products on behalf of the Company. At this time, IBM and Infineon are the Company's contract manufacturers of these products. The development of additional manufacturing partners for the Company's products continues to be a priority for the Company. The Company believes that the raw materials associated with the manufacturing of the Company's EDRAM and ESDRAM products are readily available from multiple sources.

The Company is currently working to develop ESDRAM products with 64-megabit and higher densities to serve the needs of the high-performance main memory markets and to reduce component counts in embedded control systems. The recent agreement with Infineon gives the Company access to advanced technologies to support development of 64-megabit, 256-megabit and higher density products.

                                  Page-13

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

During 1999, the Company entered into a co-development agreement with Fujitsu to pursue an advanced FRAM manufacturing process. The agreement calls for Ramtron and Fujitsu to develop a 0.35-micron FRAM manufacturing process at Ramtron's Colorado Springs facility. Fujitsu will provide development program funding over a 2 year period and several pieces of wafer fabrication equipment to be used in the development program.

As of December 31, 1999, approximately 68 of the Company's employees were engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of the Company's products. The Company's research and development expenditures for 1999, 1998 and 1997 were approximately
$7.2 million, $10.9 million and $10.7 million, respectively. Customer-sponsored research and development expenditures during 1999, 1998 and 1997 were approximately $4.9 million, $0.8 million and $0.1 million, respectively.

                              MANUFACTURING

The Company's manufacturing strategy is to develop the design of new products internally and through co-development alliances for production by third-party manufacturers. Consistent with this strategy, Ramtron has entered into arrangements with Rohm, Hitachi, Toshiba, Fujitsu and Asahi Chemical Industry Co., Ltd. ("Asahi") for the development and/or manufacture of FRAM products and with IBM and Infineon for the manufacture of EDRAM products. The Company has also entered into a licensing arrangement with Samsung for the Company's ferroelectric technology and a license arrangement with NEC Corporation ("NEC")for EDRAM technology. Such licenses do not include co-development or manufacturing arrangements between the Company and the licensee.

Ramtron's agreements with its third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and EDRAM products in commercial volumes. As a result, however, the Company was dependent on IBM for its supply of 4-megabit EDRAM products during 1999 and IBM and Infineon for current and future supply of 16-megabit ESDRAM products. The Company completed its transition to a fabless manufacturing strategy for FRAM products in 1999. Commercial production of FRAM products from its Colorado Springs facility

                                  Page-14
ceased at the end of the first quarter in 1999. The Company began receiving shipments of FRAM product memories manufactured by Rohm in February 1998 and in late 1999 the Company began receiving shipments of FRAM product memories manufactured by Fujitsu. The Company has not yet negotiated the definitive terms of the foundry supply agreements with Hitachi or Toshiba, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions. Under the fabless business strategy the Company will continue to be dependent on other manufacturers for the manufacture of FRAM and EDRAM products.

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

More than 50% of the Company's EDRAM product sales in 1999 were to the Company's top three customers, Mylex Corporation, Lucent Technologies and Motorola. As a result of the concentration of the Company's EDRAM customer base, any substantial reduction or cancellation of business from any of those customers or any significant decrease in the prices of EDRAM products sold to them could have a material adverse effect on the Company's cash flow, operating results and financial condition (see "Note 12 - Segment and Geographic Area Information").

Export product sales as a percentage of total product sales were 20%, 26% and 38% for the years 1999, 1998 and 1997, respectively.

                                 MARKETING

As is typical of other new products in the semiconductor industry, Ramtron's products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. The Company supports its customers' design-in activities and considers such support an important element of its sales and marketing efforts.

                                  Page-15

The Company markets its products worldwide through distribution networks using internal sales resources and independent sales representatives and distributors. The Company maintains 7 full-time sales and marketing personnel at its headquarters in Colorado Springs and resident employee(s) in California, Japan and Europe. The Company has distribution and/or representation relationships with 22 companies in Europe, 4 in Japan, 3 in Korea, 2 in each of Israel, Singapore and Malaysia and 1 in each of Hong Kong, Thailand, Taiwan, China, Puerto Rico, Philippines, Russia, Mexico, New Zealand and Australia. In the United States, the Company has distribution/representation relationships with 28 companies and 2 in Canada.

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

                                COMPETITION

The semiconductor memory industry is intensely competitive. The Company's FRAM and EDRAM products experience intense competition from numerous domestic and foreign companies. The Company may be at a disadvantage in competing with many of these competitors having significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, Battery Backed Static RAM ("BBSRAM") and Nonvolatile RAM ("NVRAM") products in low-density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, the Company's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities (e.g., ST-Microelectronics, Motorola, Inc. and Hitachi) and by specialized product companies (e.g., Dallas Semiconductor, Atmel Corp., Xicor Inc., and
Rohm).

Numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities, manufacture DRAM products. Because the Company's EDRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products (such as SDRAM, CDRAM, RDRAM, fast SRAM, VCRAM and MDRAM products manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu, and MoSys, Inc.) to be competitive with the Company's EDRAM and ESDRAM

                                  Page-16
products. The Company also considers its EDRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

The Company's licensees may market products, which compete with the Company's FRAM and EDRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or EDRAM products for their own account with or without the payment of royalties, depending upon the terms of their agreements with the Company. For example, as part of its agreements with Hitachi, Rohm, Toshiba and Fujitsu, the Company granted each of those companies a royalty-bearing non-exclusive license to the Company's FRAM technology and know-how, which license includes the right to manufacture and sell products using FRAM technology. The Company has also granted IBM a non-exclusive license to manufacture, produce and sell 4-megabit and 16-megabit EDRAM products in unlimited quantities, which license is royalty-free for internal consumption of EDRAM products and royalty-free for external sales up to two times IBM's total sales of EDRAM products. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or EDRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis. To the extent that any of the Company's products achieve market acceptance, there can be no assurance that the Company's competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and EDRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production of its products permitting its products to be sold at a price that is both competitive and profitable to the Company and on its ability to design products which successfully address customer requirements. The Company's ability to compete successfully also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of such customers in selling their products, the success of the Company's protection of its intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products.
There can be no assurance that the Company's ferroelectric technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or EDRAM products.

                       PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and EDRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and

                                  Page-17
trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. The Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying basis to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceedings." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its EDRAM products, and the Company has other patents and patent applications involving its EDRAM technology pending.

As of December 31, 1999, the Company held 104 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and June 2018. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. As of December 31, 1999, the Company had applied for 37 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. As of December 31, 1999, the Company held 77 unexpired foreign patents and had 52 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson, Nippon Steel or Fujitsu.

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

                                  Page-18

                                 EMPLOYEES

As of December 31, 1999, the Company had 127 employees, including 16 in management and administration, 68 in research and development, 28 in manufacturing and 15 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan, the 1995 Stock Option Plan, as amended, or the 1999 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chief Executive Officer; Greg B. Jones, the Company's President and Chief Operating Officer; LuAnn D. Hanson, the Company's Acting Chief Financial Officer and Vice President of Finance; Craig W. Rhodine the Company's Vice President and General Manager; and
Donald G. Carrigan, the Company's Vice President of Sales and Marketing have an employment agreement with the Company, and none of the Company's employees has a post-employment noncompetition agreement with the Company. The Company believes that its employee relations are good.

Item 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

L. David Sikes         58    Chairman of the Board and Chief Executive Officer
Greg B. Jones          52    Director, President and Chief Operating Officer
Richard L. Mohr        40    Executive Vice President, Chief Financial Officer
                             And Corporate Secretary (Mr. Mohr resigned from
                             all positions he held with the Company effective
                             January 31, 2000)
LuAnn D. Hanson        40    Acting Chief Financial Officer, Vice President of
                             Finance and Corporate Secretary (effective
                             February 1, 2000)
Donald G. Carrigan     52    Vice President of Sales and Marketing (FRAM
                             Products Business)
Craig W. Rhodine       36    Vice President and General Manager (EDRAM Products
                             Business)

Mr. Sikes became the Company's Chairman of the Board and Chief Executive Officer in April 1995 and has been a director of the Company since September 1992. Prior to becoming Chairman of the Board and Chief Executive Officer, Mr. Sikes was the Company's President and Chief Operating Officer from July 1992 until January 1995, at which time he left the Company and joined Micro Component Technology Inc., a semiconductor equipment manufacturer, as its Chairman, President and Chief Executive Officer from January 1995 until April 1995. Prior to joining Ramtron, Mr. Sikes was President and Chief Executive

                                  Page-19

Officer of ASM America, Inc., a semiconductor equipment company, from January 1991 until June 1992, and Executive Vice President and General Manager of ASM Epitaxy, a semiconductor equipment manufacturer, from February 1989 until December 1990. Prior to his tenure with ASM Epitaxy, Mr. Sikes spent 18 years with Motorola, Inc. ("Motorola") in various management and executive positions including Vice President and Director of Semiconductor Research and Development Lab. His experience also includes several management and engineering roles with Eastman Kodak and National Semiconductor Corporation. Mr. Sikes received his Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

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

Mr. Mohr joined the Company in January 1991 as Controller. In April 1994, he was named Vice President and Controller and served in that position until February 1995 when he was named Executive Vice President and Chief Financial Officer. Mr. Mohr is a certified public accountant and has over 17 years of professional finance experience including 13 years employed with high technology and manufacturing companies. From February 1987 until December 1990, Mr. Mohr was the Chief Financial Officer of Packaging Research Corporation, an equipment manufacturing company. Mr. Mohr received his Bachelor of Science degree in Accounting from Colorado State University and a Master of Business Administration degree in Accounting and Finance from Regis University. Mr. Mohr resigned from all positions he held with the Company effective January 31, 2000.

Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995 she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. In February 2000 Ms. Hanson was named Acting Chief Financial Officer and Vice President of Finance. Ms. Hanson is a certified public accountant and has over 18 years of professional finance experience including 14 years of semiconductor industry experience. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center.
Ms. Hanson attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

                                  Page-20

Mr. Carrigan joined the Company in November 1989 as Sales Manager and in July 1990 was named Director of Marketing and Sales and held that position until October 1992, when he became Vice President of Sales. In July 1996
Mr. Carrigan became an officer of the Company and in January 1997, he was named Vice President of Sales and Marketing. In February 1999 Mr. Carrigan was named Vice President and General Manager of the Company's FRAM Product Business.
Mr. Carrigan is currently Ramtron's Vice President of Sales and Marketing for the FRAM Product Business. Mr. Carrigan has over 27 years of semiconductor industry experience in research and development, design, operations, marketing and sales. Prior to joining the Company, Mr. Carrigan held various managerial and technical positions, including Vice President of Sales and Marketing for Information Storage Incorporated, an optical storage system venture between Eastman Kodak Co. and Kawasaki Steel. He also held positions as Product and Test Engineering Manager and Director of Marketing for INMOS Corporation; Design Manager for NCR Microelectronics; IC Design Engineer in the Corporate Research Labs of Texas Instruments; and Design Manager for SRAM's with the Advanced MOS Memory Division of Texas Instruments. Mr. Carrigan received his Bachelor of Science degree in Electrical Engineering from the University of Tennessee and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Mr. Rhodine joined the Company in August 1992 as Project Engineer and in February 1994 he was named Engineering Manager. In August 1995, Mr. Rhodine was named General Manager of Enhanced Memory Systems, Inc. ("EMS"), a wholly owned subsidiary of Ramtron, and in March 1997, Mr. Rhodine became Vice President and General Manager of EMS. Mr. Rhodine became an officer of the Company in January 1998. Mr. Rhodine has over 14 years of experience in the semiconductor industry in engineering, development, and operations. Prior to joining the Company, Mr. Rhodine was a Member of the Group Technical Staff at Texas Instruments where he was involved with memory product development. Mr. Rhodine received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming.

Item 2.   PROPERTIES

The Company owns a 69,000-square foot building in Colorado Springs, which serves as its principal executive offices and as a research, development facility. The facility has a Class 10 semiconductor clean room that currently is used in ferroelectric research and development activities related to advanced FRAM manufacturing process development. The Company's land, building and equipment are subject to a first deed of trust and security interest in favor of the National Electrical Benefit Fund to secure a $7.2 million (principal and accrued interest) credit facility extended to the Company in September 1995 and amended in August 1999. The Company believes that its existing facilities are adequate for its needs in the foreseeable future for research and development activities.

                                  Page-21

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000 the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court seeking a review of the decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options.
The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the

                                  Page-22
manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively "NEC"). The complaint claimed that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe on such patents without authority or license from the Company. The complaint sought relief from NEC to cease its infringement activities and requested damages be awarded to the Company resulting from the infringement activities. The relief also asked for reimbursement of attorney's fees and certain other relief the Court deemed proper. NEC responded by denying the infringement claims brought against them by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted or stayed by the court.

On November 9, 1999 the Company and NEC entered into an agreement to settle its patent infringement lawsuit. The parties agreed to terminate the pending patent infringement cases and pursuant to the agreement, the Company granted NEC a restricted license to use certain of the Company's Enhanced DRAM specific intellectual property for certain consideration, terms of which are confidential and under a court protective order.

LITIGATION

DEERE PARK. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgment and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleged in the second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint added a claim for relief and relied on different facts to support the claims asserted

                                  Page-23
therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raised certain affirmative defenses that the Company previously had not raised. Effective as of August 6,1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's preferred stock restructuring.

TALISMAN. On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), a holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses. On April 7, 1999, the Company entered into an agreement with Talisman to settle the pending litigation. Pursuant to the terms of a confidential settlement agreement, the Company agreed to make a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of Series A Preferred Stock. Accordingly, Talisman's suit over the Company was dismissed and Talisman ceased to be a holder of the Company's Series A Preferred Stock.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name:

      Name of Director         Votes Cast for Director       Votes Withheld
   -----------------------     -----------------------       --------------

   L. David Sikes                     9,053,709                  210,870
   Greg B. Jones                      9,102,964                  161,615
   William G. Howard                  9,105,704                  158,875
   Eric A. Balzer                     9,107,526                  157,053
   Albert J. Hugo-Martinez            9,103,892                  160,687

At the Annual Meeting, the stockholders approved with 3,099,035 votes cast in favor, 524,872 votes cast against and 59,082 abstentions, the amendment to the Company's 1995 Stock Option Plan to increase the number of shares available for grant under such plan by 1,200,000 shares to a cumulative total of 1,800,000 shares and to increase the maximum number of shares that may be awarded as options under the Plan during any calendar year to any optionee by 200,000 shares.

                                  Page-24

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Small Cap Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 1999 and 1998 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
1999
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.30        $2.03
Second Quarter . . . . . . . . . . . . . . . . . .    4.22         2.50
Third Quarter  . . . . . . . . . . . . . . . . . .    3.13         1.69
Fourth Quarter . . . . . . . . . . . . . . . . . .    9.00         1.88

1998
----
First Quarter  . . . . . . . . . . . . . . . . . .  $29.05       $21.90
Second Quarter . . . . . . . . . . . . . . . . . .   27.50        15.45
Third Quarter  . . . . . . . . . . . . . . . . . .   20.15         3.30
Fourth Quarter . . . . . . . . . . . . . . . . . .    5.00         1.25

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 21, 2000, the last reported sale of the Company's common stock was $21.50 per share. As of March 21, 2000, there were approximately 2,307 record holders of the Company's common stock.

During December 1999, the Company issued approximately 953,000 common stock units at an issue price of $5.66 per unit. Each unit consisted of one share of common stock, one warrant to purchase common stock at $10.81 per share and one warrant to purchase common stock at $16.22 per share. Such shares were registered under the Securities Act of 1933, as amended (the "Securities Act"). The registration statement registering the resale of such securities under the Securities Act, became effective on February 4, 2000.

REVERSE STOCK SPLIT

On July 20, 1999, the Company's stockholders approved a one-for-five reverse stock split. Common stock information appearing in the accompanying financial statements and notes have been retroactively adjusted to reflect the effects of the reverse split.

                                  Page-25

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

                                          Year Ended December 31,
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)

Net revenues                   $24,871   $18,554   $20,495   $31,391   $28,886
Gross margin, product sales      5,170(1)  7,158(2)  3,863     3,910       852
Operating loss                  (5,825)  (12,985)   (9,128)   (5,231)   (1,833)
Net loss applicable to
  common shares                 (2,035)  (19,141)   (8,857)   (5,737)   (2,482)
Net loss per share - basic
  and diluted                     (.16)    (2.23)    (1.19)    (0.80)    (0.55)

Working capital                  7,285     5,246     4,819    12,157    12,695
Total assets                    29,380    33,347    31,054    31,762    36,558
Total long-term obligations      5,766        --        --     3,721     3,954
Stockholders' equity            13,323    17,062    17,536    22,272    24,463
Cash dividends per
  common share(3)                   --        --        --        --        --

-----------------

(1)  Excludes provision for inventory write-off of $1.2 million.

(2)  Excludes loss on manufacturing contract of $1.2 million.

(3) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere

                                  Page-26
herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) the availability and related cost of future financing;
(viii) the retention of key personnel; (ix) the outcome of the Company's patent interference litigation proceedings, and (x) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and EDRAM products. Revenue has been derived from the sale of the Company's FRAM and EDRAM products beginning in 1993. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of license development agreements, and the achievement of related performance milestones.

For 1999, 1998 and 1997, FRAM product sales represented approximately 27%, 15% and 11% of total product sales revenue, respectively, while EDRAM product sales accounted for 73%, 85% and 89%, respectively, for the same periods. During these periods, product sales revenue accounted for approximately 53%, 95% and 71%, respectively, of total revenues, the remainder of which were generated principally from license and development fees, royalties and customer-sponsored research and development revenue. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs for certain of its products, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing.

                                  Page-27

The Company has entered into development and/or licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, IBM and Infineon to advance the development of both its FRAM products and EDRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. In December 1996, the Company also entered into a license agreement with Samsung, although such arrangement does not include any development activities between the Company and Samsung or the availability of manufacturing capacity to the Company from Samsung. In addition to these licensing and/or development arrangements, in December 1997, the Company entered into a FRAM development agreement with Asahi which does not currently include a license to the Company's FRAM technology. In March 1999, the Company entered into a two year joint development agreement with Fujitsu to pursue the development of advanced FRAM manufacturing processes. This agreement provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu.

RESULTS OF OPERATIONS

REVENUES. In 1999, product sales revenues totaled $13.1 million a decrease of approximately 25% from 1998. Product revenues consisted of $3.5 million of FRAM products and $9.6 million of EDRAM products. This is compared to product sales revenues during 1998 of $17.6 million from the sale of $2.6 million of FRAM products and $15.0 million of EDRAM products. The decrease in product sales revenue in 1999 as compared with 1998 resulted primarily from a decrease in the volume of EDRAM 4-megabit products ordered and shipped to new and existing customers. The Company believes that the downward trend in 4-megabit EDRAM product revenues is a result of fluctuations in demand from a limited number of 4-megabit EDRAM customers. Although the trend in 4-megabit EDRAM revenues has been down during 1999, the Company still has substantial demand for the product and such demand is expected to continue for at least 2 more years. FRAM product revenues increased 37% from the prior year primarily as a result of increased availability of FRAM products from one of the Company's FRAM foundry manufacturing sources and from renewed sales and marketing activities resulting from the increased availability. The Company was able to maintain average selling prices on its products during 1999 despite price declines in competing products during the year. Product sales for 1999 consisted of 4-kilobit, 16-kilobit and RFID FRAM products and 4-megabit and the recently introduced 16-megabit EDRAM products. In 1998, product sales revenues increased by approximately 21% over product sales revenues in 1997 to a total of $17.6 million, consisting of sales of $2.6 million of FRAM products and $15.0 million of EDRAM products, compared to total product sales revenues during 1997 of $14.6 million from the sale of $1.6 million of FRAM products and $13.0 million of EDRAM products. The increase in product sales revenue in 1998 as compared with 1997 resulted primarily from an increase in the volume of EDRAM products shipped to new and existing customers, primarily in the communications sector. The increase in FRAM product revenues during 1998 resulted from the first availability of FRAM products manufactured by one of the Company's foundry partners.

                                  Page-28

The Company recognized $5.2 million in license and development fee revenue during 1999. In 1998, the Company did not recognize any license and development fee revenue. In 1997, the Company recognized license and development fee revenue of $5.8 million. 1999 license and development fee revenue is primarily attributable to the achievement of contractual milestones for existing licensees and development partners. The Company also licensed EDRAM technology to NEC during 1999 pursuant to the settlement of the Company's patent infringement litigation with NEC. The Company believes that its lack of license fee revenues during 1998 were driven primarily by the Asian financial crisis and the overall semiconductor industry downturn experienced during the year. Further, the Company and its alliance partners did not reach any contractual milestones during the year to allow for the recognition of any milestone licensing revenue pursuant to the terms of existing licensing agreements. The Company's license fee revenues during 1997 resulted from the achievement of milestones pursuant to an existing license arrangement with Fujitsu and from the Company entering into a new FRAM development agreement with Asahi.

During 1999, the Company recognized royalty revenues of $1.5 million compared with no such royalty revenue recorded in 1998 and 1997. The $1.5 million nonrefundable payment was received under a FRAM licensing agreement with an existing licensee. The payment was consideration for a direct licensing right to use Ramtron intellectual property in the design, manufacture and sale of RF/ID products.

The Company enters into customer-sponsored research and development activities primarily as a means to further the development of its technology with certain strategic partners, customers or potential future technology licensees. Revenues from such activities were $5,022,000, $944,000 and $132,000 in 1999, 1998 and 1997, respectively. Costs related to such activities were $4,880,000, $826,000 and $118,000 in 1999, 1998 and 1997, respectively. Increases in customer-sponsored research and development activities during 1999 are primarily the result of entering into an advanced FRAM manufacturing process development agreement with Fujitsu in March 1999.

COST OF SALES. In 1999, 1998 and 1997, cost of product sales as a percentage of product revenues were 61%, 59% and 74%, respectively. During 1999 the cost of product sales as a percentage of product revenues remained relatively flat as compared to 1998. The decrease in cost of product sales as a percentage of product revenues in 1998 compared with 1997 resulted primarily from lower costs of manufacturing for the Company's EDRAM products and relatively stable average selling prices of the EDRAM products.

The cost of product sales as a percentage of product revenues for the Company's FRAM products were approximately 74% in 1999, 94% in 1998 and 97% in 1997.
Cost of product sales as a percentage of product revenues for the Company's FRAM products improved during 1999 resulting primarily from cost reductions achieved through manufacturing the Company's FRAM products at an alliance foundry partner in Japan. Additionally, the Company was able to reduce its

                                  Page-29
costs of subcontract product assembly and testing on a per unit basis. Historically, the low manufacturing volume of FRAM products has resulted in higher costs associated with the Company's external packaging and testing services and the CMOS underlayer supply used in internal FRAM manufacturing. Improvements in the cost of product sales as a percentage of product revenues for FRAM products are expected during 2000, resulting primarily from the Company receiving product from the advanced semiconductor manufacturing processes and facilities of the Company's foundry alliances, assuming further successful completion of development and product qualification. As the Company's FRAM product sales increase the Company will be better able to take advantage of volume manufacturing efficiencies.

The cost of product sales as a percentage of product revenues for the Company's EDRAM products were approximately 56% in 1999, 53% in 1998, and 71% in 1997. The increase in 1999 is primarily due to lower average selling prices on certain of the Company's 4-megabit EDRAM products. During the latter part of 1999 the Company decided to sell low demand "512K X 8" EDRAM products at significantly discounted prices. The discounted sale of the "512K X 8" EDRAM inventory helped a significant customer lower overall system costs in a price sensitive application. Substantially all of the "512K X 8" EDRAM product was sold during 1999. The Company expects EDRAM cost of product sales as a percentage product revenues to increase during 2000 as the Company introduces new products with initially higher manufacturing costs. As the volume of sales and production increase into 2001 on these products, the Company expects to be able to achieve increasingly lower manufacturing costs and commensurate improvement in product gross margins.

PROVISION FOR INVENTORY WRITE-DOWN. During 1999, the Company increased its provision for excess and obsolete inventory by $1.2 million. The Company determined it had excess inventories of a specialty FRAM product built for a selected market segment. Additionally, the Company has determined that certain FRAM products which were manufactured in the Colorado Springs fabrication facility, prior to receiving product from our foundry partners, should be scrapped due to inferior performance attributes as compared to the same product manufactured by our foundry partners.

LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract with Cubic Corporation to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. As of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to the complexity of the chip design. Accordingly, the Company recorded a charge to earnings reflecting the total estimated loss to be incurred in the fulfillment of the contract in the amount of $1,163,000. The manufacturing of this product was completed in March 1999. The loss on manufacturing contract as a percentage of product revenues in 1998 was 7%.

                                  Page-30

RESEARCH AND DEVELOPMENT. During 1999 research and development costs (including customer-sponsored research and development) remained relatively flat as compared to 1998 totaling $12.0 million as compared to $11.7 million in 1998. In March 1999, the Company entered into a two year joint development agreement with Fujitsu to pursue development of advanced FRAM manufacturing processes. This agreement provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu.
Funding to Ramtron in 1999 from this agreement totaled $4.0 million.

In 1998, research and development expenses (including customer-sponsored research and development) increased to $11.7 from $10.8 million in 1997. The Company incurred substantial increases in research and development expenses during 1998 for product development of its 16-megabit ESDRAM products and for additional future EDRAM products. EDRAM product engineering expenses associated with the 16-megabit ESDRAM development increased significantly during 1998 to $1.6 million from $.7 million in 1997. Such increases in product engineering expenses included 16-megabit ESDRAM development costs for photomasks, engineering wafers and test probe cards totaling approximately $1.0 million. Further, EDRAM engineering design expenses increased by 63% or roughly $.5 million to $1.3 million during 1998 as compared to $.8 million during 1997 to support the 16-megabit ESDRAM development and future EDRAM product development. These increases in expenses for new EDRAM product development were offset by decreases in FRAM research and development activities that utilized the Company's Colorado Springs fabrication facility. During the last five months of 1998, the Company's Colorado Springs fabrication facility was used almost entirely for the fulfillment of an RFID manufacturing contract entered into in August 1998, rather than for FRAM technology development purposes. Certain of the resources that would typically be used in FRAM research and development activities were, therefore, used in fulfilling the RFID manufacturing contract and are included in cost of sales amounts and a recorded $1.2 million loss on manufacturing contract recorded in 1998. The Company anticipates that overall research and development costs will increase during 2000 and in future years as new FRAM and EDRAM products and technologies are developed.

SALES, GENERAL AND ADMINISTRATIVE. 1999 sales, general and administrative expense("SG&A") increased $1.3 million to $9.5 million as compared to $8.2 million in 1998. These increases are primarily attributable to legal and financial advisory fees incurred in connection with the Company's preferred stock restructuring efforts and from increased in foreign withholding taxes related to license and development fee revenues recognized during 1999. In 1998, SG&A expenses increased by $168,000 (2%) to $8.2 million from $8.0 million in 1997. The primary increases in SG&A expenses during 1998 when compared to 1997 were for commissions on increased product revenues and for financial advisory and legal costs incurred associated with legal and restructuring issues surrounding the Company's Convertible Preferred Stock. These increases were partially offset by decreases in foreign withholding taxes during 1998, as there were no licensing fee revenues recorded during 1998. The Company recorded $375,000 in foreign withholding taxes from licensing activities during 1997. The Company believes that SG&A expenses for 2000 will remain relatively flat as compared to 1999. The Company expects that increases in commissions as a result of increased product sales will be partially offset by reduced legal and financial advisory fees in 2000.

                                  Page-31

COMMON STOCK PRICE ADJUSTMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds ("Holders") 160,000 shares of common stock at an issue price of $24.65 per share.

The purchase agreement for such common stock provided that, if during the twelve-month period following the closing of the transaction, the Company sold any shares of common stock for an issue price lower than the purchase price, the purchase price per share of the common stock would be adjusted downward to equal the lower issue price. Any adjustment would be effected by issuing additional shares of common stock to the Holders. An issuance of common stock for an issue price lower than the purchase price occurred during September and October 1998 as a result of preferred stock conversions. The lowest issue price from these conversions was $1.15 per share, which then triggered a price adjustment pursuant to the terms of the Common Stock Purchase Agreement.

The Holders are not required to accept, by way of this adjustment, a number of common shares such that the total number of common shares held by the Holders would exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment was 466,338 shares and $3,223,712, respectively. Accordingly, the Company's obligation to deliver cash to the Holders was recorded as a charge to earnings during 1998. On July 20, 1999 the Company's shareholders approved a restructuring plan that created a one year unsecured promissory notes for the cash refund amount of $3,223,712 at 8% interest maturing July 31, 2000. In accordance with the provisions of the promissory notes, on February 29, 2000 the Holders elected to convert the outstanding principal and accrued and unpaid interest of approximately $3.4 million into common stock of the Company at a conversion rate of $5.00 per share. Accordingly, 675,547 common shares were issued to the Holders.

INTEREST EXPENSE. Related party interest expense in 1999 increased $245,000 totaling $914,000 primarily related to non-cash amortization of a note payable discount recorded during 1999 for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund. In 1998, related party interest expense increased by approximately 73% or $283,000 over 1997 resulting from the expensing of interest on $2.9 million of additional borrowings, which occurred during the last four months of 1997 under the Company's credit facility with the National Electrical Benefit Fund. There were no additional borrowings under the credit facility during 1998 and 1999.

OTHER INCOME (EXPENSE). In 1999, the Company recorded interest income of approximately $.3 million as compared to $.8 million in 1998. The Company also recognized income of approximately $.2 million related to the reclaim of precious metal targets during 1999. In 1997, the Company recognized income associated with the collection of a $.5 million receivable written off in the previous year.

                                  Page-32

IMPUTED DIVIDENDS/ACCRETION OF DISCOUNT ON CONVERTIBLE PREFERRED STOCK. Imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock, whereby a dividend is to be paid to the holders of the Preferred stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock is determined by applying a discount, which increases over a fourteen month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 is recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount is being recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. In 1999, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $.9 million as compared to $2.7 million for 1998. The decrease in 1999 is primarily attributable to fewer preferred shares remaining outstanding during the year as a result of conversions of preferred stock during September and October 1998, completion the amortization period in May 1999 and restructuring of the Company's preferred stock in August 1999. During the year ended December 31, 1999, the Company recorded preferred stock non-cash imputed dividends and accretion of discount totaling $.4 million and $.5 million, respectively, as compared to $.8 million and $1.9 million in 1998, respectively.

PREFERRED STOCK SETTLEMENT. On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock and on August 6, 1999, the Company entered into an agreement with the holders of a majority of the outstanding Preferred Stock to restate the terms of the Preferred Stock. In accordance with the restated terms of the Preferred Stock, holders thereof had until the close of business on August 16, 1999, to elect
(i) to continue to own shares of Preferred Stock, (ii) to exchange shares of Preferred Stock, including accrued dividends, for cash in the amount per Preferred Stock share equal to 50% of the liquidation value thereof, or
(iii) to exchange the shares of Preferred Stock, including accrued dividends, for shares of the Company's Common Stock at an exchange ratio of $3.75 liquidation value of Series A Preferred per share of Common Stock. Effective as of August 16, 1999, of the 8,878 shares of Preferred Stock outstanding on August 6, 1999, 4,204 shares plus accrued dividends were retired and canceled in exchange for the payment in the aggregate of $2,290,431 to the former holders thereof; 3,802 shares of Preferred Stock were exchanged for 1,104,746 shares of Common Stock; and 872 shares of Preferred Stock with restated terms remained outstanding.

The restated terms of the remaining Preferred Stock include (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity.

                                  Page-33

For the year ended December 31, 1999, the Company recorded a gain on the settlement of the Preferred Stock of $5.0 million. The $5.0 million gain on the settlement of the Preferred Stock included a $676,000 gain recorded during April 1999 from an earlier Preferred Stock settlement. The remaining balance of the $5.0 million gain was determined on August 16, 1999 pursuant to the decisions of holders of the Preferred Stock regarding their restructuring options as described above. The gain was determined on that date by comparing the fair value of the new instrument (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock (including dividends), less restructure costs, with the difference being the recorded gain, which was recorded as an increase to additional paid-in capital.

EXPECTED FUTURE RESULTS OF OPERATIONS

The Company is continuing its efforts to improve and increase commercial production and sales of its EDRAM products and low-density FRAM products, decrease the cost of producing such products and develop and commercialize new high-density and low-density FRAM products and enhancements to its existing FRAM and EDRAM products. The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, new license arrangements are entered into and milestones under the Company's existing and any new license and development agreements are achieved.

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

                                  Page-34

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

As a result of industry wide oversupply of semiconductor memory products, significant price decreases within the industry have occurred during the past several years. Historically, the semiconductor memory industry has experienced declining average selling prices, and the Company believes these declines will continue to affect the Company. Accordingly, the Company's ability to increase revenues and margins on its products depends on the Company's ability to increase unit sales volumes and to introduce new products with higher margins or further reduce its manufacturing costs to offset the declines in average selling prices. Absent these actions, declining average selling prices would have an adverse effect on the Company's gross product margins and the overall financial performance of the Company. There can be no assurance that the Company will be able to increase unit sales volumes, introduce new, higher margin products or reduce its manufacturing costs in the future.

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

Throughout 1999 the Company maintained an active Year 2000 program to update and replace software and hardware that it determined would be effected by the date change in the year 2000 and to monitor the remediation progress of all critical suppliers . All remediation efforts were completed prior to December 1999. The Company did not experience any material interruption of business as a result of year 2000 date changes.

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

                                  Page-35

The Company also raised funds through the private placement of convertible preferred stock in 1993, all of which has been converted into common stock.
In 1995, the Company entered into a $12 million loan facility, bearing interest at 12%, between the Company and the Fund. During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company maintain certain financial ratios, as defined in the loan document.
The Company's borrowings under the Fund's credit facility, including outstanding principal and accrued interest, totaled approximately $7.2 million as of December 31, 1999. No additional borrowings are available to the Company under the Amended Credit Facility. In December 1997, the Company sold approximately $4.0 million of common stock, and in February 1998, the Company sold approximately $17.4 million of Series A Convertible Preferred Stock, to certain institutional investors in separate private placements in order to obtain funds for working capital and general corporate purposes. The Company sold approximately $5.4 million of common stock and common stock warrants in a private placement in December 1999.

Cash and cash equivalents decreased by $4.6 million in 1999 to $10.6 million. The Company generated $5.2 million (net of expenses) from the sale of common stock during 1999, which was offset by the use of $3.4 million in the preferred stock restructuring and $2.7 million to fund operating activities. The Company also used $3.2 million in 1999 for investing activities, primarily for costs associated with the defense of the Company's proprietary EDRAM patent position.

Receivables increased by $1.0 million in 1999 (135%) from $.7 million at the end of 1998 to $1.7 million at the end of 1999. The increase in the receivables balance is primarily due to increased customer product deliveries in December 1999 as compared to December 1998.

Inventories decreased by 21% in 1999 from $5.3 million at the end of 1998 to $4.2 million at the end of 1999. Inventory levels decreased as of the end of 1999 as the Company decreased its production of 4-megabit EDRAM products to correlate with 4-megabit EDRAM sales volumes. The Company also increased its reserves for excess and obsolete inventories $1.2 million during 1999 when it determined there were excess inventories of a specialty FRAM product built for a selected market segment. Additionally, the Company determined that certain FRAM products which were manufactured in the Colorado Springs fabrication facility, prior to receiving product from our foundry partners, should be scrapped due to inferior performance attributes as compared to the same product manufactured by our foundry partners.

Accounts payable and accrued liabilities decreased slightly on a year-over-year basis from $4.6 million at the end of 1998 to $4.1 million at the end of 1999. This decrease resulted primarily from work in process decreases during the fourth quarter of 1999 as compared to the same period in 1998. Such decreases are the result of reduced manufacturing of 4-megabit EDRAM products to correlate with 4-megabit EDRAM sales volumes.

                                  Page-36

During 1999, the Company invested $2.9 million in intellectual property activities, due primarily to legal costs associated with the defense of the Company's proprietary EDRAM patent position. Expenditures for intellectual property purposes are expected to decrease during 2000 as a result of settling the NEC patent infringement proceeding in November 1999.

Equipment and plant expenditures are expected to be minimal during 2000.

During 1999, the Company received approximately $5.2 million in cash relating to FRAM and EDRAM licensing agreements for milestone achievements on existing licensing agreements and for a new license agreement. Payments pursuant to existing licensing agreements and new licensing agreements are expected to create additional cash flows during 2000 and 2001, subject to the fulfillment of certain milestone conditions with existing license agreements. An increase in product sales activity and customer-sponsored research and development revenues is anticipated in 2000. Additionally, the Company expects to continue to receive cash inflows for research and development support provided by Fujitsu throughout 2000.

Based on the Company's capital resources as of December 31, 1999 and the expected operating costs and cash flows from product sales and licensing revenues, the Company expects to be able to fund its operations through year-end 2000.

The Company is currently involved in a patent interference proceeding (see "Patent Interference Proceeding"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and EDRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the results of pending patent litigation, the Company may be required to seek additional equity or debt financing before or soon after year-end 2000. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect the Company's ability to continue our business operations.

                                  Page-37

Item  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial positions, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. The Company currently has no derivative financial instruments.

Interest payable on the Company's note payable to a related party is fixed, and, therefore, will not effect future earnings or cash flows. The
Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents and debt at December 31, 1999 would have less than an $100,000 effect on the fair value of the debt and earnings or cash flows.

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

Average selling prices of the Company's products have not increased significantly as a result of inflation during the past several years, primarily due to intense competition within the semiconductor industry. The effect of inflation on the Company's costs of production has been minimized through improvements in production efficiencies. The Company anticipates that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures within the industry and markets in which the Company participates.

                                  Page-38

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998        F-2

Consolidated Statements of Operations
for the years ended December 31, 1999, 1998 and 1997                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 1999, 1998 and 1997                F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1999, 1998 and 1997                F-5

Notes to Consolidated Financial Statements                       F-6 to F-26

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-27

                                  Page-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

/S/ Arthur Andersen LLP
Denver, Colorado,
   February 4, 2000.

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
              (in thousands, except par value and per share amounts)
                                 -------------
                                                           1999        1998
                                                         --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                              $10,601     $15,237
   Accounts receivable, less allowances
     of $347 and $134, respectively                         1,703         726
   Inventories                                              4,174       5,304
   Prepaid expenses                                            84         170
   Other current assets                                       100          94
                                                         ---------   ---------
      Total current assets                                 16,662      21,531
Property, plant and equipment, net                          6,064       7,158
Intangible assets, net                                      6,654       4,658
                                                         ---------   ---------
                                                          $29,380     $33,347
                                                         =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $3,066     $ 2,535
   Accrued liabilities                                        985       2,089
   License rights                                              --         550
   Deferred revenue                                         1,761         760
   Common stock price adjustment                               --       3,224
   Promissory note and accrued interest, DFA                3,335          --
   Promissory note and accrued interest, the Fund             230       7,127
                                                         ---------   ---------
      Total current liabilities                             9,377      16,285
Promissory note, the Fund                                   5,766          --
                                                         ---------   ---------
      Total liabilities                                    15,143      16,285
                                                         ---------   ---------
Commitments and contingencies (Notes 5 and 13)

Redeemable preferred stock, $.01 par value, 10,000
   shares authorized: 1 and no shares issued and out-
   standing, respectively, entitled to $1,000 per share
   plus accrued and unpaid dividends in liquidation           914          --
                                                         ---------   ---------
Stockholders' equity:
   Convertible preferred stock, $.01 par value,
     10,000 shares authorized: no and 10 shares
     issued and outstanding, respectively; entitled
     to $1,000 per share plus accrued and unpaid
     dividends in liquidation                                  --       8,966
   Common stock, $.01 par value, 50,000 and 75,000
     shares authorized:  14,609 and 12,085 issued
     and outstanding, respectively                            146         121
   Common stock warrants                                    1,409          --
   Deferred compensation                                   (2,423)         --
   Additional paid-in capital                             179,204     165,916
   Accumulated deficit                                   (165,013)   (157,941)
                                                         ---------   ---------
      Total stockholders' equity                           13,323      17,062
                                                         ---------   ---------
                                                          $29,380     $33,347
                                                         =========   =========
See accompanying notes.
                                 Page F-2

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)
                                 -------------

                                                 1999       1998       1997
                                               --------   --------   --------
Revenue:
   Product sales                               $ 13,148   $ 17,610    $14,613
   License and development fees                   5,200         --      5,750
   Royalties                                      1,501         --         --
   Customer-sponsored research
     and development                              5,022        944        132
                                               ---------  ---------  ---------
                                                 24,871     18,554     20,495
                                               ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                          7,978     10,452     10,750
   Provision for inventory write-off              1,178         --         --
   Research and development                       7,170     10,898     10,723
   Customer-sponsored research
     and development                              4,880        826        118
   Sales, general and administrative              9,490      8,200      8,032
   Loss on manufacturing contract                    --      1,163         --
                                               ---------  ---------  ---------
                                                 30,696     31,539     29,623
                                               ---------  ---------  ---------
Operating loss                                   (5,825)   (12,985)    (9,128)

Interest expense, related party                    (914)      (669)      (386)
Other income                                        541        447        657
Common stock price adjustment                        --     (3,224)        --
                                               ---------  ---------  ---------
Net loss                                        $(6,198)  $(16,431)   $(8,857)
                                               =========  =========  =========

Loss per common share:
   Net loss                                     $(6,198)  $(16,431)   $(8,857)
   Imputed dividends on convertible
      preferred stock                              (396)      (779)        --
   Accretion of discount on convertible
      preferred stock                              (488)    (1,931)        --
   Gain on preferred stock settlement             5,047         --         --
                                               ---------  ---------  ---------
Net loss applicable to common shares            $(2,035)  $(19,141)   $(8,857)
                                               =========  =========  =========

Net loss per share - basic and diluted           $(0.16)    $(2.23)    $(1.19)
                                               =========  =========  =========
Weighted average shares outstanding              12,815      8,572      7,412
                                               =========  =========  =========
See accompanying notes.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                                (in thousands)
                                --------------
                                                   1999       1998      1997
                                                 --------  ---------  --------
Cash flows from operating activities:
   Net loss                                      $(6,198)  $(16,431)  $(8,857)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Stock based compensation                        155        146        --
     Depreciation and amortization                 2,290      2,473     2,597
     Amortization of debt discount                   176         --        --
     Common stock price adjustment                    --      3,224        --
     Loss on manufacturing contract                   --      1,163        --
     Provision for inventory write-off             1,178         --        --
     Other                                            --         --      (485)

   Changes in assets and liabilities:
     Accounts receivable                            (977)     4,036     2,439
     Inventories                                     (48)     1,843       196
     Prepaid expenses                                 86        (59)      392
     Accounts payable and accrued liabilities       (573)    (1,505)    1,160
     Accrued interest, related party                 214        670       386
     Deferred revenue                              1,001       (235)      132
     Other                                            --         30        65
                                                 --------  ---------  --------
        Net cash used in operating activities     (2,696)    (4,645)   (1,975)
                                                 --------  ---------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment        (316)      (824)   (1,160)
   Intellectual property                          (2,951)      (748)     (346)
   Proceeds from sale of assets                       75         --         5
                                                 --------  ---------  --------
        Net cash used in investing activities     (3,192)    (1,572)   (1,501)
                                                 --------  ---------  --------
Cash flows from financing activities:
   Proceeds from notes payable, related party         --         --     2,900
   Payments on license rights payable               (550)      (550)     (550)
   Issuance of capital stock, net of expenses      5,176     15,811     4,137
   Preferred stock settlement                     (3,374)        --        --
                                                 --------  ---------  --------
        Net cash provided by financing
          activities                               1,252     15,261     6,487
                                                 --------  ---------  --------
Net increase (decrease) in cash and
   cash equivalents                               (4,636)     9,044     3,011

Cash and cash equivalents, beginning of year      15,237      6,193     3,182
                                                 --------  ---------  --------
Cash and cash equivalents, end of year           $10,601    $15,237   $ 6,193
                                                 ========  =========  ========
See accompanying notes.

                                           RAMTRON INTERNATIONAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the years ended December 31, 1999, 1998 and 1997
                                       (in thousands, except par value amounts)
                                                  --------------
                                Convertible
                               Preferred Stock     Common Stock
                              ($.01) Par Value   ($.01) Par Value  Additional                                           Total
                             ------------------  ----------------   Paid-in    Accumulated   Stock      Deferred    Stockholders'
                              Shares    Amount    Shares  Amount    Capital      Deficit    Warrants  Compensation     Equity
                              ------    ------    ------  ------   ----------  -----------  --------  ------------  -------------

Balances, December 31, 1996       --    $   --     7,399    $ 74     $152,126   $(129,928)   $   --       $   --       $22,272

Issuance of stock:
 Exercise of options              --        --        25      --          583          --        --           --           583
 Sale of common stock             --        --       160       2        3,942          --        --           --         3,944
Stock issuance costs              --        --        --      --         (391)         --        --           --          (391)
Other                             --        --        --      --           --         (15)       --           --           (15)
Net loss for year
  ended December 31, 1997         --        --        --      --           --      (8,857)       --           --        (8,857)
                              -------------------------------------------------------------------------------------------------
Balances, December 31, 1997       --        --     7,584      76      156,260    (138,800)       --           --        17,536

Issuance of stock:
 Stock based compensation         --        --         6      --          146          --        --           --           146
 Exercise of options              --        --        --      --            4          --        --           --             4
 Sale of preferred stock          17    17,425        --      --           --          --        --           --        17,425
 Preferred stock discount         --    (3,075)       --      --        3,075          --        --           --            --
 Preferred stock dividends        --       779        --      --           --        (779)       --           --            --
 Preferred stock discount
    accretion                     --     1,931        --      --           --      (1,931)       --           --            --
 Preferred stock conversions      (7)   (6,476)    4,495      45        6,431          --        --           --            --
Stock issuance costs              --    (1,618)       --      --           --          --        --           --        (1,618)
Net loss for year
  ended December 31, 1998         --        --        --      --           --     (16,431)       --           --       (16,431)
                              -------------------------------------------------------------------------------------------------
Balances, December 31, 1998       10     8,966    12,085     121      165,916    (157,941)       --           --        17,062

Issuance of stock:
 Preferred stock discount
   accretion                      --       488        --      --           --        (488)       --           --            --
 Preferred stock dividend         --       360        --      --           --        (360)       --           --            --
 Settlement of preferred stock    (9)   (8,945)    1,571      16        5,555          --        --           --        (3,374)
 Conversion of preferred stock
   to redeemable preferred stock  (1)     (869)       --      --           --          --        --           --          (869)
 Redeemable preferred stock
   discount accretion              --       --        --      --          (12)         --        --           --           (12)
 Redeemable preferred stock
   dividend                        --       --        --      --           --         (36)       --           --           (36)
 Sale of common stock              --       --       953       9        5,380          --        --           --         5,389
 Stock issuance costs              --       --        --      --         (213)         --        --            --         (213)
 Stock based compensation          --       --        --      --        2,578          --        --       (2,578)           --
 Amortization of stock based
   compensation                    --       --        --      --           --          --        --           155          155
 Price adjustment and issuance
   of common stock warrants        --       --        --      --           --          --     1,409            --        1,409
Other                              --       --        --      --           --          10        --            --           10
Net loss for year
  ended December 31, 1999          --       --        --      --           --      (6,198)       --            --       (6,198)
                                -----------------------------------------------------------------------------------------------
Balances, December 31, 1999        --   $   --    14,609    $146     $179,204   $(165,013)   $1,409       $(2,423)     $13,323
                                ===============================================================================================
See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997
                           ------------------------

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

The Company's revenues are derived primarily from the sale of its FRAM and EDRAM products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Product sales (primarily EDRAM) have been made to various customers for use in a variety of applications including consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices. During 1999, 1998 and 1997, the Company's revenues have been derived from several customers within these industries (Note 11).

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

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors, that are given rights of return and price protection by the Company until the distributors have resold the products. Revenue from licensing and technology development programs, which are nonrefundable and for which no significant future obligations exist is recognized when the license is signed. Revenue from licensing and technology development programs, which are refundable or for which future obligations exist is recognized when the Company has completed its obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

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

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. The amounts capitalized for patents include the cost of acquiring and defending the patent.

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

NET LOSS PER SHARE. The Company calculates its loss per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share. Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted earnings per share.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and related party promissory notes. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the related party promissory notes is estimated on current rates available for similar debt with similar maturities and collateral. The related party promissory notes have a carrying value that is not significantly different than their estimated fair value.
                                 Page F-7

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. 133, as amended, to (i) all hybrid contracts,
(ii) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (iii) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. Management is currently evaluating the effect SFAS No. 133 will have on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the second quarter of 2000. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS. Certain reclassifications to prior years' financial statements have been made to conform to the current year's presentation.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         1999        1998
                                        ------      ------
                                          (in thousands)

          Finished goods                $2,544      $3,595
          Work in process                1,630       1,660
          Raw materials                     --          49
                                        ------      ------
                                        $4,174      $5,304
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     1999      1998
                                              ------------  -------   -------
                                                              (in thousands)

Land                                              --        $   668   $   668
Buildings and improvements                     18 and 10      8,942     8,942
Equipment                                          5         13,094    13,738
Office furniture and equipment                     5            611       611
                                                            -------   -------
                                                             23,315    23,959
Less accumulated depreciation and amortization              (17,251)  (16,801)
                                                            -------   -------
                                                            $ 6,064   $ 7,158
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,335,000, $1,665,000 and $1,826,000 for 1999, 1998 and 1997, respectively.
Maintenance and repairs expense was $757,000, $842,000 and $823,000 for 1999, 1998 and 1997, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                               Estimated        December 31,
                                              Useful Lives    ---------------
                                               (In Years)      1999     1998
                                              ------------    ------   ------
                                                              (in thousands)

Patents and trademarks                             17         $6,735   $3,784
License rights                                      5          2,150    2,150
Costs in excess of net assets purchased            17          4,529    4,529
                                                              ------   ------
                                                              13,414   10,463
Less accumulated amortization                                 (6,760)  (5,805)
                                                              ------   ------
                                                              $6,654   $4,658
                                                              ======   ======

In August 1995, the Company entered into a cross license agreement with a third party regarding the use of certain ferroelectric technology in the development and production of ferroelectric integrated circuit memories. The Company paid a technology license fee to the third party as consideration for certain rights received under the cross license agreement. Such license fee is included in intangible assets for the years ending December 31, 1999 and 1998 and is being amortized over the five-year term of the cross license agreement ending in 2000.

Amortization expense of intangible assets was $955,000, $783,000 and $771,000 for 1999, 1998 and 1997, respectively.

5.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2002 for various equipment. Minimum future annual lease payments under these leases as of December 31, 1999 are as follows:

            2000       $  450,000
            2001          407,000
            2002          244,000
                       ----------
                       $1,101,000
                       ==========

Total rent expense on all operating leases was $535,000, $624,000 and $425,000 for 1999, 1998 and 1997, respectively.

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

6.  STOCKHOLDERS' EQUITY:

REVERSE STOCK SPLIT. On July 20, 1999, the Company's stockholders approved a one-for-five reverse stock split. Common stock information appearing in the accompanying financial statements and notes have been retroactively adjusted to reflect the effects of the reverse split.

PREFERRED STOCK PLACEMENT. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock was entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock had no voting

                                 Page F-10
rights. The shares of Preferred Stock, including any accrued dividends thereon, would automatically convert into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remained outstanding at that time. Until September 1, 1998, the Preferred Stock was convertible at a Conversion Price of $50.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price was equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1,
1999).

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

On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock and on August 6, 1999, the Company entered into an agreement with the holders of a majority of the outstanding Preferred Stock to restate the terms of the Preferred Stock. In accordance with the restated terms of the Preferred Stock, holders thereof had until the close of business on August 16, 1999, to elect (i) to continue to own shares of Preferred Stock, (ii) to exchange shares of Preferred Stock, including accrued dividends, for cash in the amount per Preferred Stock share equal to 50% of the liquidation value thereof, or (iii) to exchange the shares of Preferred Stock, including accrued dividends, for shares of the Company's Common Stock at an exchange ratio of $3.75 liquidation value of Series A Preferred per share of Common Stock. Effective as of August 16, 1999, of the 8,878 shares of Preferred Stock outstanding on August 6, 1999, 4,204 shares

                                 Page F-11
plus accrued dividends were retired and canceled in exchange for the payment in the aggregate of $2,290,431 to the former holders thereof; 3,802 shares of Preferred Stock were exchanged for 1,104,746 shares of Common Stock, with an estimated fair value of $2,400,000; and 872 shares of Preferred Stock with restated terms remained outstanding.

The restated terms of the remaining Preferred Stock include (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity.

For the year ended December 31, 1999, the Company had recorded $395,000 of dividends, $488,000 of accreted discount and a gain on the settlement of the Preferred Stock of $5.0 million. The $5.0 million gain on the settlement of the Preferred Stock included a $676,000 gain recorded during April 1999 from an earlier Preferred Stock settlement. The remaining balance of the $5.0 million gain was determined on August 16, 1999 pursuant to the decisions of holders of the Preferred Stock regarding their restructuring options as described above. The gain was determined on that date by comparing the fair value of the new instrument (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock (including dividends), less restructure costs, with the difference being the recorded gain, which was recorded as an increase to additional paid-in capital. Included in these transactions were the reacquisition of $1.9 million of beneficial conversion features which were recorded in additional paid-in capital and were created as a part of the issuance of the preferred stock in 1998.

COMMON STOCK PLACEMENT AND PRICE ADJUSTMENT. In December 1997, the Company issued and sold in a private placement to certain investment funds 160,000 shares of restricted common stock at an issue price of $24.65 per share. The common stock purchase price was based on a 15% discount to the average closing bid price for the Company's common stock as reported on The Nasdaq Stock Market ("NASDAQ")during the 5-trading day period immediately prior to the date of the issuance resulting in aggregate gross proceeds to the Company of $3,944,000. The Company also issued to the placement agents warrants to acquire an aggregate of 16,000 shares of common stock for a purchase price of $24.65 per share which expire in December 2002.

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

The holders were not required to accept, by way of any such adjustment, a number of common shares such that the total number of common shares held by the holders, which were held by them on the date of the agreement, or acquired by them pursuant to the agreement, would exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund to the extent necessary to avoid the 4.99% limitation being exceeded. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment was 466,338 shares and $3,223,712, respectively. At December 31, 1998 the Company's obligation to deliver cash to the holders, was recorded as a current liability with a corresponding charge to earnings. On July 20, 1999 the Company's shareholders approved a restructuring plan that created a one year promissory note for the cash refund amount of $3,223,712 at 8% interest maturing July 31, 2000.

WARRANTS. Warrants to purchase shares of the Company's common stock, including warrants issued to related parties (Note 8), are as follows:

                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 1996              $20.75           1,399         --     1,399

Granted                           $24.65(1)           --         16        16
                                                 ----------------------------
Outstanding and exercisable
at December 31, 1997           $20.75-$24.65       1,399         16     1,415

Cancelled                         $24.65(1)           --        (16)      (16)
Granted                            $1.15(1)           --         16        16
                                                 ----------------------------
Outstanding and exercisable
at December 31, 1998            $1.15-$20.75       1,399         16     1,415

Cancelled                          $5.00            (806)        --      (806)
Granted                         $2.25-16.22(2)(3)  2,883         --     2,883
                                                 ----------------------------
Outstanding and exercisable
at December 31, 1999            $1.15-16.22        3,476         16     3,492
                                                 ============================

All of the above warrants are currently exercisable. Of such warrants, warrants to purchase 2,570,000 shares of common stock with various exercise prices from $5.00 to $16.22 expire in August and December 2001, warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009. The remaining warrants to purchase 16,000 shares of common stock with an exercise price of $1.15 expire in December 2002.

(1) In December 1997, the Company issued and sold in a private placement to certain investment funds, 160,000 shares of its common stock at an issue price of $24.65 per share. The Company issued to the placement agents for this transaction, warrants to purchase an aggregate of 16,000 shares of common stock for a purchase price of $24.65 per share (the "Private Placement Warrants"). If during the twelve month period following the Private placement transaction, the Company sold any shares of common stock for an issue price lower then $24.65 per share, the exercise price per share of the issued warrants would be adjusted downward to equal such lower issue price. In October 1998, the Company issued shares from the conversion of Preferred Stock for a price of $1.15 per share. Pursuant to the terms of the Private Placement Warrants, the exercise price of such warrants were, therefore, adjusted from $24.65 to $1.15.

(2) In December 1999, the Company issued and sold in a private placement 953,000 common stock units at an issue price of $5.66 per unit. Each unit consisted of 1 share of common stock, one warrant to purchase common stock at $10.81 per share and one warrant to purchase common stock at $16.22 per share. The Company issued to the placement agent for this transaction approximately 36,000 warrants to purchase common stock at $10.81 per share and approximately 36,000 warrants to purchase common stock at $16.22 per share.

(3) Pursuant to the restructuring plan approved by the Company's shareholders on July 20, 1999 and in consideration for the National Electrical Benefit Fund (the "Fund") to amend the terms of Fund's credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock and extend the expiration date of such warrants to September 30, 2008. The Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an expiration date of August 6, 2009. The amended warrants and the new warrants have an exercise price of $2.25 per share. The Company has determined that 906,000 warrants issued to the Fund at $2.25 per share in conjunction with the amendment and restatement of a note payable due to the Fund had a fair value of $1,409,000. The Company recorded the fair value as a debt discount which is amortized over the remaining life of the outstanding note payable. All other outstanding warrants had a nominal value at the time of issuance.

DEFERRED COMPENSATION. Subject to shareholder approval to amend the Company's 1995 Stock Option Plan, options to purchase 500,000 shares of the Company's common stock were approved by the Board of Directors for certain officers of the Company on September 28, 1999, with an exercise price of $2.25 per share. On December 22, 1999 shareholders approved the amendment of the 1995 Stock Option Plan. The intrinsic value of stock based compensation related to the options is $2,578,000. This amount is recorded as deferred compensation and will be amortized over the vesting period of such options as a charge to compensation expense. The unamortized compensation expense as of December 31, 1999 is approximately $2,423,000.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), and the 1999 Stock Option Plan (the "1999 Plan")(collectively, the "Plans"). The Plans reserve 3,035,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 1999, the Company has not granted any incentive stock options.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                    Year Ended     Year Ended     Year Ended
                                   Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997
                                   -------------  -------------  -------------
                                     (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                        $(2,035)      $(19,141)       $(8,857)
    Pro forma                           (4,338)       (22,079)       (12,637)

Net Loss Per Share
    As reported - basic and diluted     $(0.16)        $(2.23)        $(1.19)
    Pro forma - basic and diluted        (0.34)         (2.57)         (1.70)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of amounts to be expected in future years.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999, 1998 and 1997 grants:

                                          1999          1998          1997
                                       ----------    ----------    ----------
          Risk Free Interest Rate          6.63%       4.74%         5.54%
          Expected Dividend Yield             0%          0%            0%
          Expected Lives                 3.5 years   3.5 years     3.5 years
          Expected Volatility               103%         93%           50%

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 1996             $30.50          306        435        741

Granted                       $31.00           31         49         80
Cancelled                     $32.75          (13)       (67)       (80)
Exercised                     $23.55          (15)       (10)       (25)
                                             ---------------------------
Outstanding at
December 31, 1997             $30.65          309        407        716

Granted                       $21.40           61         59        120
Cancelled                     $31.15           (4)       (25)       (29)
Reclassified                  $30.60           30        (30)        --
                                             ---------------------------
Outstanding at
December 31, 1998             $29.25          396        411        807

Granted                       $ 2.31          545        481      1,026
Cancelled                     $22.47          (17)       (36)       (53)
                                             ---------------------------
Outstanding at
December 31, 1999             $13.92          924        856      1,780
                                             ===========================
Exercisable at
December 31, 1999             $28.57          318        272        590
                                             ===========================

The weighted average fair value of shares granted during the years ended December 31, 1999, 1998 and 1997 are $2.68, $20.55 and $16.55, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                                 Weighted Average
                           Number of        ---------------------------
     Exercise Price         Shares           Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------        --------      -----------
     $ 1.88 - $ 3.60       1,000,430          $ 2.22           9.68
     $ 7.03 - $ 8.75          22,481            7.49           8.86
     $17.03 - $25.63         264,112           21.94           5.36
     $28.44 - $32.50         181,144           32.21           6.14
     $33.15 - $40.95         311,850           34.51           6.73
                           ---------
                           1,780,017
                           =========

                                             Weighted
                           Number of         Average
     Exercise Price         Shares           Exercise
         Range            Exercisable         Price
     --------------       -----------        --------
     $ 1.88 - $ 3.60          1,460           $ 2.11
     $ 7.03 - $ 8.75         19,481             7.56
     $17.03 - $25.63        199,237            21.30
     $28.44 - $32.50        138,682            32.34
     $33.15 - $40.95        230,672            34.53
                          ---------
                            589,532
                          =========

7. LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. As Of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to chip design complexity. Accordingly, the Company recorded an accrued liability and a charge to earnings reflecting the total estimated loss on the contract in the amount of $1,163,000 in 1998. The manufacturing of this product was completed in March 1999.

8.  RELATED PARTY TRANSACTIONS:

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1999, 1998 and 1997, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $390,000, $0 and $0 during 1999, 1998 or 1997, respectively. $120,000 and $450,000 related to this obligation is included in accrued expenses as of December 31, 1999 and 1998, respectively.

The Company granted to the Fund pursuant to a 1995 debt conversion agreement (the "1995 Debt Conversion Agreement") certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to the Fund pursuant to the 1995 Debt Conversion Agreement.

In September 1995, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The borrowings under the Fund Credit Facility totaled $5.5 million as of August 6, 1999. On August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), $1.5 million of accrued interest was reclassified to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The remaining accrued interest balance as of August 6, 1999 of approximately $525,000 that was not reclassified to principal was paid to the Fund at the time of the amendment. The Amended Credit Facility bears interest at 8% per annum, payable quarterly, with the first interest payment due January 31, 2000. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at December 31, 1999. Outstanding principal and accrued interest as of December 31, 1999 under the Amended Credit Facility was $7.0 million and $230,000, respectively.

As consideration for the Fund to amend the terms of the credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock to $5.00 and extend the expiration date of such warrants to September 30, 2008. The
Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.35 with an expiration date of August 6, 2009. The exercise price of such warrants is periodically amendable to equal the lowest price of any warrant or stock option issued by the Company, as defined. The current exercise price of the Fund's warrants is $2.25 per share. The amended warrants and the new warrants were valued using the Black Scholes option pricing method with a resulting value of approximately $1.4 million. The following assumptions were used to value these warrants: risk free interest rate of 5%, expected yield of 0%, expected life of three years, and expected volatility of 103%. This amount is accounted for as a discount to the outstanding promissory note payable and will be amortized over the remaining life of the note as a charge to interest expense in the Company's consolidated statements of operations. The unamortized discount pertaining to the note and warrants as of December 31, 1999 is approximately $1,235,000.

In July 1998, the Company granted to the Fund options to purchase 7,000 shares of the Company's common stock at the fair market value at the date of such grant. The grant of these options to the Fund was in lieu of Mr. Tull, the Fund's board representative, receiving these options in recognition of the services he has performed on the Company's behalf as a Director of the Company. Mr. Tull resigned from the Company's Board of Directors effective September 8, 1999. The Fund currently has no representative on the Company's Board of Directors.

TRANSACTIONS INVOLVING DIMENSIONAL FUND ADVISORS, INC. Dimensional Fund Advisors, Inc. is a principal shareholder of the Company.

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. Such purchase rights were recorded as a common stock price adjustment liability in balance sheets prior to September 30, 1999. The DFA Promissory Notes bear interest at 8% per annum and mature on July 31, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes are convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. The outstanding principal balance and accrued interest as of December 31, 1999 under the DFA Promissory Notes were approximately $3,224,000 and $111,000, respectively.

The consolidated statements of operations include amounts attributable to related party transactions, as follows:

                                                       1999     1998     1997
                                                      ------   ------   ------
                                                           (in thousands)

Interest expense on convertible
 promissory notes                                      $914     $669     $386
                                                      ======   ======   ======

INVESTMENT IN RACOM SYSTEMS, INC. Prior to September 1999 the Company had a 36% ownership interest in Racom Systems, Inc. ("Racom"). The investment was carried at zero as the Company had no commitment to provide future funding to Racom. In April 1999 Turbo International Limited ("Turbo") acquired a majority ownership position in Racom. During September 1999 the Company sold its 36% ownership interest in Racom to Turbo for $10,000.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       1999     1998     1997
                                                      ------   ------   ------
                                                           (in thousands)

Interest                                               $557      $69      $49
Income taxes                                             --       --       --

10.  INCOME TAXES:

As of December 31, 1999, the Company had approximately $148 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.5 million of research and development tax credits available to offset future federal tax. The net operating loss and credit carryovers expire through 2014. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            1999         1998
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  License fees and deferred revenue       $    --      $ 2,700
  Other                                     1,900        1,100
  Net operating loss carryovers            59,300       56,900
                                           ------      -------
                                           61,200       60,700
Valuation allowance                       (61,200)     (60,700)
                                           ------       ------
                                           $   --       $   --
                                           ======       ======

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            1999       1998       1997
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                  (2,040)    (4,550)    (3,221)
  State                                      (290)      (650)      (379)
                                           ------     ------     ------
  Total deferred benefit                   (2,330)    (5,200)    (3,600)

  Increase in valuation allowance           2,330      5,200      3,600
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance. During 1999, net operating loss carryovers of approximately $4.6 million expired.

Taxes other than payroll and income taxes were $586,000, $211,000 and $549,000 for 1999, 1998 and 1997, respectively.

11.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

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

                             1999               1998               1997
                       -----------------  -----------------  -----------------
                         FRAM    EDRAM      FRAM    EDRAM      FRAM    EDRAM
                       -------- --------  -------- --------  -------- --------
                                             (in thousands)
Revenue:
  Product sales          $3,508   $9,640   $ 2,569  $15,041   $ 1,603  $13,010
  License and development
     fees                 4,500      700        --       --     5,750       --
  Royalties               1,501       --        --       --        --       --
  Customer-sponsored
    research and
    development revenue   4,562      460       944       --       132       --
                       -------- --------  -------- --------  -------- --------
                         14,071   10,800     3,513   15,041     7,485   13,010
                       -------- --------  -------- --------  -------- --------

Operating costs         (18,257) (12,439)  (17,296) (14,243)  (16,638) (12,985)
                       -------- --------  -------- --------  -------- --------
Operating profit(loss)  $(4,186) $(1,639)  (13,783)     798    (9,153)      25

Other                       221      (17)     (301)     (19)      596       --
                       -------- --------  -------- --------  -------- --------
Net Profit (Loss)       $(3,965) $(1,656) $(14,084)    $779   $(8,557)     $25
                       ======== ========  ======== ========  ======== ========

Total assets            $21,080   $8,300   $25,393   $7,954   $21,064   $9,990

Depreciation and
  Amortization            1,900      390     2,187      286     2,349      248

Capital additions           249       67       726       98       766      394

Intangible additions        233    2,718       236      512       249       97

Net profit (loss) excludes interest income, interest expense and special charges of $577,000, $3,126,000 and $325,000 in 1999, 1998 and 1997,
respectively, not allocated to business segments.

Major customers representing more than 10% of total revenues are as follows:

                       1999                  1998                  1997
              --------------------- --------------------- ---------------------
                 FRAM       EDRAM      FRAM      EDRAM       FRAM      EDRAM
              ---------- ---------- ---------- ---------- ---------- ----------
                                        (in thousands)
Customer A    $8,000 32% $   -- --   $--  --   $   -- --  $3,750 18% $   --  --
Customer B       --  --   3,490 14%   --  --    4,301 23%    --  --      --  --
Customer C       --  --     --  --    --  --    5,192 28%    --  --   3,488 17%
Customer D       --  --     --  --    --  --    2,128 11%    --  --   2,908 14%
Customer E       --  --     --  --    --  --      --  --   2,000 10%    --  --

The following geographic area data include revenues based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenues:

                                      1999        1998        1997
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $ 9,146     $13,475     $ 9,108
Japan                                10,766         485       5,795
Canada                                2,755       2,278       3,288
United Kingdom                          923         935       1,014
Germany                                 643         414         495
Rest of world                           638         967         795
                                   ---------   ---------   ---------
Total                               $24,871     $18,554     $20,495
                                   =========   =========   =========

Geographic Area Long-lived Assets (Net):

                                      1999        1998        1997
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $12,327      $11,165     $12,107
Thailand                                229          310          95
Rest of world                           162          341         515
                                   ---------   ---------   ---------
                                    $12,718      $11,816     $12,717
                                   =========   =========   =========

12.  DEFINED CONTRIBUTION PLAN:

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

13.  CONTINGENCIES:

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000 the Court of Appeals vacated and

                                 Page F-23
remanded the decision of the Patent Office for further proceedings. The Company also filed complaint's in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

PATENT INFRINGEMENT PROCEEDING. In October 1998, the Company filed a claim for patent infringement in the United States District Court, Northern District of California against NEC Corporation, NEC Electronics, Inc. and NEC USA, Inc. (collectively "NEC"). The complaint claimed that NEC infringed and continues to infringe on certain patents of the Company by offering to sell and/or selling NEC's Virtual Channel SDRAM products, and by actively inducing others to infringe on such patents without authority or license from the Company. The complaint sought relief from NEC to cease its infringement activities and requested damages be awarded to the Company resulting from the infringement activities. The relief also asked for reimbursement of attorney's fees and certain other relief the court deemed proper. NEC responded by denying the infringement claims brought against them by the Company. NEC also filed certain counterclaims against the Company, which were subsequently retracted or stayed by the court.

On November 9, 1999 the Company and NEC entered into an agreement to settle its patent infringement lawsuit. The parties agreed to terminate the pending patent infringement cases and pursuant to the agreement, the Company granted NEC a restricted license to use certain of the Company's Enhanced DRAM specific intellectual property for certain consideration, the terms of which are confidential and under a court protective order.

LITIGATION

DEERE PARK. In November 1998, Deere Park Capital Management LLC ("Deere Park"), a holder of the Company's Series A Convertible Preferred Stock ("Preferred Stock"), filed a lawsuit against the Company in the Court of Chancery of the State of Delaware seeking a declaratory judgment and specific performance of the Company's alleged obligation to convert a portion of Deere Park's shares of Preferred Stock to common stock, as well as damages of $2.4 million plus costs and attorneys fees. On December 16, 1998, the Company filed its answer denying the allegations of the complaint and asserting, among other things, that the Company had fully performed its contractual obligations with respect to the conversions alleged in the complaint. On January 20, 1999, Deere Park moved for permission to file an amended complaint. Shortly thereafter, in early February 1999, Deere Park filed a second action against the Company in the Court of Chancery for the State of Delaware. Like the proposed amended complaint in its original lawsuit, Deere Park alleged in the second action that the Company breached certain obligations to convert Deere Park's shares of Preferred Stock; however, Deere Park's new complaint added a claim for relief and relied on different facts to support the claims asserted therein. On February 23, 1999, the Company answered Deere Park's second action by denying the substance of Deere Park's new allegations and raised certain affirmative defenses that the Company previously had not raised. Effective as of August 6, 1999, Deere Park dismissed all claims against the Company with prejudice pursuant to the finalization of the Company's preferred stock restructuring.

TALISMAN. On January 29, 1999, Talisman Capital Opportunity Fund, LLC ("Talisman"), a holder of Preferred Stock, filed a suit against the Company in the United States District Court for the Southern District of New York, also alleging that the Company failed to honor its obligations to convert shares of its Preferred Stock and seeking damages of over $1.5 million plus costs and attorney's fees. In its answer served on February 22, 1999, the Company denied the substance of Talisman's allegations and asserted several affirmative defenses. On April 7, 1999, the Company entered into an agreement with Talisman to settle the pending litigation. Pursuant to the terms of a confidential settlement agreement, the Company agreed to make a cash payment to Talisman in consideration for the cancellation of all Talisman's remaining shares of Series A Preferred Stock. Accordingly, Talisman's suit over the Company was dismissed and Talisman ceased to be a holder of the Company's Series A Preferred Stock.

14. SUBSEQUENT EVENTS:

INFINEON. On January 26, 2000, the Company's wholly owned subsidiary, Enhanced Memory Systems ("EMS"), Incorporated, entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter.

PATENT INTERFERENCE PROCEEDING. The U.S. Court of Appeals for the Federal Circuit on February 2, 2000 vacated and remanded a Patent Office decision awarding rights to National Semiconductor in one of five patent interferences appeals filed by the Company. Four other patent interference issues remain to be heard in the Federal District Court in Washington, D.C.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A                  Column B         Column C           Column D    Column E
---------                ----------       ----------         ----------  ----------
                                           Additions
                                     ----------------------
                         Balance at  Charged to  Charged to              Balance at
                         Beginning   Costs and     Other                    End
Description              of Period    Expenses    Accounts   Deductions  of Period
------------             ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/97:

Allowance for doubtful
accounts                       $585        $ --         $--        $485       $100

Allowance for returns
and discounts                   136         371          --         440         67
                         ----------------------------------------------------------
                               $721        $371         $--        $925       $167
                         ==========================================================
Year Ended 12/31/98:

Allowance for doubtful
accounts                       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts                    67         375          --         408         34
                         ----------------------------------------------------------
                               $167        $375         $--        $408       $134
                         ==========================================================
Year Ended 12/31/99:

Allowance for doubtful
accounts                       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts                    34         330          --         117        247
                         ----------------------------------------------------------
                               $134        $330         $--        $117       $347
                         ==========================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of the Company, and certain information about them, are as follows:

Name                            Age          Position(s) with the Company
----                            ---          ----------------------------

L. David Sikes                  58           Chairman of the Board and
                                             Chief Executive Officer
Greg B. Jones                   52           Director, President and
                                             Chief Operating Officer
William G. Howard(1)            58           Director
Eric A. Balzer(1)(2)            51           Director
Albert J. Hugo-Martinez(1)(2)   54           Director
-----------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

L. David Sikes. See Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

Greg B. Jones. See Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

Dr. Howard has served as a director of the Company since July 1994. Since September 1990, Dr. Howard has been an independent engineering consultant to various entities, including SEMATECH, the Semiconductor Industry Association and Dow Corning. From October 1987 until December 1990, he served as a
Senior Fellow at the National Academy of Engineering while on leave from Motorola. From 1969 to 1990, Dr. Howard was employed by Motorola where he most recently served as Corporate Senior Vice President and Director of Research and Development. Dr. Howard is a member of the National Academy of Engineering and a fellow of the Institute of Electrical Engineers and of the American Association for the Advancement of Science. Dr. Howard is the Chairman of Credence Systems, Inc., a manufacturer of electronic test equipment.
Dr. Howard is also a director of BEI Electronics, Inc., a manufacturer of electronic sensors; and Xilinx, Inc., a manufacturer of integrated circuits.

                                  Page-40

Mr. Balzer has served as a director of the Company since September 1998. From January 1990 until his retirement in November 1999, Mr. Balzer served as Senior Vice President of Operations for Advanced Energy Industries, Inc. a company that develops, manufactures and markets power conversion devices for the semiconductor equipment industry. Prior to his employment with Advanced Energy Industries, Inc., Mr. Balzer served as Materials and Manufacturing Manager for IBM's corporate systems technology division.

Mr. Hugo-Martinez has served as a director of the Company since March 1999. From March 1996 to November 1998, he served as President and Chief Executive Officer and a member of the Board of Directors of GTI Corporation, a manufacturer of ISDN and local area network subcomponents. From 1987 to 1995, he served as President and Chief Executive Officer of Applied Micro Circuits Corporation, a manufacturer of high-performance bipolar and biCMOS gate arrays. Mr. Hugo-Martinez is also a director of Microchip, Inc., a semiconductor manufacturing company specializing in micro-controller devices and On Semiconductor, Inc., a semiconductor manufacturer specializing in analog integrated circuit products.

The information concerning the Company's executive officers required by this
Item is included in Part I, Item 1a hereof entitled "Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE: Under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). The specific due dates for these reports have been established by the SEC, and the Company is required to report on any failure to file by the established dates. To the knowledge of the Company and based solely on a review of the Section 16(a) reports furnished to the Company during 1999, none of the Company's directors, officers and persons holding more than 10% of the Company's Common Stock were delinquent in filing reports pursuant to Section 16(a) of the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information for the three years ended December 31, 1999 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer during 1999 and each of the four other most highly compensated executive officers of the Company whose compensation during 1999 exceeded $100,000:

                                  Page-41

                                                            Long-Term
                                                       Compensation Awards
                                                    -------------------------
                              Annual Compensation    Securities   Restricted
Name and                      --------------------   Underlying     Stock
Principal Position      Year  Salary($)   Bonus($)   Options(#)    Awards($)
------------------      ----  ---------   --------  -------------------------

L. David Sikes          1999  $360,000     $    --    200,000     $    --
  Chairman of the       1998   360,000      65,000     20,000      64,806(1)
  Board and Chief       1997   355,000      75,000     10,000          --
  Executive Officer

Greg B. Jones           1999   200,000          --    100,000          --
  President and Chief   1998   202,100          --      9,000      49,790(2)
  Operating Officer     1997   179,900          --         --          --

Richard L. Mohr         1999   200,000          --    100,000          --
  Executive Vice        1998   200,000          --         --      48,117(3)
  President and Chief   1997   175,333      20,000     10,000          --
  Financial Officer

Donald G. Carrigan      1999   152,092         333     50,000          --
  Vice President of     1998   152,092       5,333      8,000      33,804(4)
  Sales and Marketing,  1997   139,225          --     10,000          --
  FRAM Business

Craig W. Rhodine(5)     1999   145,000          --     75,000          --
  Vice President and    1998   137,500          --         --      42,254(6)
  General Manager,      1997   122,083          --         --          --
  EDRAM Business
---------------

(1) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 1,600. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $25.078, $40,125 and $24,681, respectively. As of December 31, 1999, Mr. Sikes held 1,600 shares of such restricted stock having a value of $10,700 based upon the fair market value of the Common Stock on December 31, 1999. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

                                  Page-42

(2) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 1,200. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $25.078, $30,094 and $19,696, respectively. As of December 31, 1999, Mr. Jones held 1,200 shares of such restricted stock having a value of $8,025 based upon the fair market value of the Common Stock on December 31, 1999. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(3) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 1,200. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $25.078, $30,094 and $18,023, respectively. As of December 31, 1999, Mr. Mohr held 1,200 shares of such restricted stock having a value of $8,025 based upon the fair market value of the Common Stock on December 31, 1999. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(4) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 800. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $25.078, $20,062 and $13,742, respectively. As of December 31, 1999, Mr. Carrigan held 800 shares of such restricted stock having a value of $5,350 based upon the fair market value of the Common Stock on December 31, 1999. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

(5) Mr. Rhodine became an executive officer of the Company in March 1997 and was employed by the Company in various non-executive officer positions from September 1992 until March 1997.

(6) The amount shown represents the dollar value of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded plus withholding tax on the calculated amount of the award. The number of shares of fully vested restricted stock awarded was 1,000. The closing market price on the date of the award, the market value of the stock on the date of the award and the associated withholding taxes were $25.078, $25,078 and $17,176, respectively. As of December 31, 1999, Mr. Rhodine held 1,000 shares of such restricted stock having a value of $6,688 based upon the fair market value of the Common Stock on December 31, 1999. The restricted shares are currently unregistered and are not tradable pursuant to an active registration statement filed with the SEC.

                                  Page-43

OPTION GRANTS IN 1999

The following table sets forth certain information concerning stock option grants in 1999 to each of the executive officers named in the Summary Compensation Table who received stock option grants in 1999.

                          Individual Grants
              ------------------------------------------
                  No. of                                  Potential Realizable
               Securities % of Total                        Value at Assumed
               Underlying  Options                       Annual Rates of Stock
                Options   Granted to  Exercise             Price Appreciation
                Granted   Employees    Price   Expiration  for Option Term(2)
Name              (#)     in 1999(1) ($/Share)    Date      5%($)     10%($)
----           ---------- ---------- --------- ---------- --------   ---------

L. David Sikes
               200,000(3)    41.6%    $2.25    09/28/09  $283,003   $717,184

Greg B. Jones
               100,000(3)    20.8      2.25    09/28/09   141,501    358,592

Richard L. Mohr
               100,000(3)    20.8      2.25    09/28/09   141,501    358,592

Donald G. Carrigan
                50,000(3)    10.4      2.25    09/28/09    70,751    179,296

Craig W. Rhodine
                75,000(3)    15.6      2.25    09/28/09   106,126    268,944
---------------

(1) The Company granted options to purchase an aggregate of 481,189 shares to employees in 1999.

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

(3) Such options were granted under the 1995 Stock Option Plan, as amended (the "1995 Plan"), and vest and become exercisable in two equal annual installments on March 31, 2000 and 2001. The exercise price per share of such options is equal to the reported closing price of the Company's Common Stock on The Nasdaq Stock Market on the date of grant.

                                  Page-44

AGGREGATED OPTIONS EXERCISED IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

The following table sets forth the aggregate number and the value of options held as of the end of 1999 by the executive officers named in the Summary Compensation Table. None of the executive officers named in the Summary Compensation Table exercised options during 1999.

                         Number of Securities          Value of Unexercised
                   Underlying Unexercised Options      In-the-Money Options
                           at 12/31/99(#)                at 12/31/99($)*
                   ------------------------------   --------------------------
Name                 Exercisable  Unexercisable     Exercisable  Unexercisable
----                 -----------  -------------     -----------  -------------

L. David Sikes          71,750       220,000             $--        $887,500

Greg B. Jones           36,500       109,500              --         443,750

Richard L. Mohr         35,999       110,000              --         443,750

Donald G. Carrigan      25,250       112,750              --         221,875

Craig W. Rhodine        23,485       155,000              --         332,813
---------------

* Represents the difference between the closing price of the Company's Common Stock on December 31, 1999 as reported on The Nasdaq Stock Market
   (i.e., $6.6875 per share) and the exercise price of such options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

EMPLOYMENT AGREEMENTS. In March 1995, the Company entered into a three-year employment agreement, effective on April 1, 1995, with Mr. Sikes in connection with his becoming the Company's Chief Executive Officer and Chairman of the Board. The agreement provided for Mr. Sikes to receive an initial annual salary of $320,000. The agreement provides that if the Company terminates Mr. Sikes' employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for the remainder of the three-year term. In May 1997, the Board of Directors extended Mr. Sikes' employment agreement for a period of two years beyond the original expiration date of April 1, 1998. In August 1999, Mr. Sikes' employment agreement was extended until December 31, 2000.

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

                                  Page-45

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

In September 1999, the Company entered into a 16 month employment agreement, effective on September 1, 1999 with Mr. Carrigan. The agreement provided for Mr. Carrigan to receive an initial annual salary of $152,092. The agreement provides that if the Company terminates Mr. Carrigan's employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for the remainder of the 16 month term.

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

COMPENSATION OF DIRECTORS. Directors who are not officers of the Company are paid monthly fees of $1,000, plus $1,500 for each Board of Directors' meeting attended in person. Directors are also reimbursed for reasonable expenses for attending Board of Directors' meetings. Non-employee directors of the Company are eligible to be granted nonstatutory stock options under the Company's 1989 Nonstatutory Stock Option plan and the 1995 Plan.

In July 1998 and December 1999, the Company granted Dr. Howard options to purchase 4,000 and 5,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. In September 1998 and December 1999, the Company granted to Mr. Balzer options to purchase 4,000 and 5,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. In March and December 1999, the Company granted to Mr. Hugo-Martinez options to purchase 4,000 and 5,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. The grant of these options was in recognition of the services the named individuals performed as Director's of the Company.

COMPENSATION COMMITTEE INTERLOCKS

The members of the Company's Compensation Committee during 1999 were Dr. William G. Howard, Albert J. Hugo-Martinez and Eric A. Balzer. There were no executive officers or employees of the Company that were members of the Company's Compensation Committee during 1999.

                                  Page-46

Item 12.  COMMON STOCK OWNERSHIP PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 21, 2000 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all current directors and executive officers of the Company as a group. The number of outstanding shares used in the calculation of beneficial ownership was 16,007,329.

                                      Shares of Common Stock        Percent
Name of Beneficial Owner(1)             Beneficially Owned         of Class(2)
---------------------------           ----------------------       -----------

National Electrical Benefit Fund            2,554,377(3)              15.1%
1125 15th Street, N.W., Room 912
Washington, D.C.  20005

CC Investments, LDC                         1,317,772(4)               7.9
77 West Wacker Drive, Suite 4040
Chicago, IL  60601

L. David Sikes                                181,350(5)                *

Greg B. Jones                                  89,100(6)                *

Craig W. Rhodine                               62,185(7)                *

Donald G. Carrigan                             54,418(8)                *

William G. Howard                              28,000(9)                *

Albert J. Hugo-Martinez                        23,600(10)               *

Eric A. Balzer                                 21,000(11)               *

LuAnn D. Hanson                                17,098(12)               *

All current directors and executive
officers as a group (8 persons)               476,751(13)              2.9
---------------

*    Less than one percent

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws where applicable, except as otherwise indicated in the information contained in these footnotes.

                                  Page-47

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

(3)  Includes:  (i) 1,638,680 shares of Common Stock owned by the Fund;
     (ii) 905,697 shares of Common Stock issuable upon exercise of warrants held by the Fund which are currently convertible or become exercisable within 60 days; and(iii) 10,000 shares of Common Stock issuable to the Fund pursuant to options which are currently exercisable or become exercisable within 60 days. The trustees of the Fund share voting and dispositive powers as to such shares. To the best knowledge of the Company, the trustees of the Fund are Mr. John M. Grau and Mr. Edwin D. Hill.

(4) In a Schedule 13D dated January 31, 2000, CC Investments, LDC, as nominee reported ownership of: (i) 610,634 shares of Common Stock and 707,138 shares of Common Stock issuable upon the exercise of warrants.

(5)  Includes:  (i) 2,100 shares of Common Stock owned directly; and
     (ii) 179,250 shares issuable to Mr. Sikes pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21,2000.

(6)  Includes:  (i) 2,600 shares of Common Stock owned directly; and
     (ii) 86,500 shares issuable to Mr. Jones pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21, 2000.

(7)  Includes:  (i) 1,200 shares of Common Stock owned directly; and
     (ii) 60,985 shares issuable to Mr. Rhodine pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21, 2000.

(8)  Includes:  (i) 2,168 shares of Common Stock owned directly; and
     (ii) 52,250 shares issuable to Mr. Carrigan pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21, 2000.

(9) Includes: (i) 28,000 shares issuable to Mr. Howard pursuant to options, which are currently exercisable.

(10) Includes:  (i) 2,600 shares of Common Stock owned directly; and
     (ii) 21,000 shares issuable to Mr. Hugo-Martinez pursuant to options, which are currently exercisable.

(11) Includes: (i) 21,000 shares of Common Stock issuable to Mr. Balzer pursuant to options, which are currently exercisable.

                                  Page-48

(12) Includes:  (i) 100 shares of Common Stock owned directly; and
     (ii) 16,998 shares issuable to Ms. Hanson pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21, 2000.

(13) Includes 476,751 shares of Common Stock issuable to current officers and directors pursuant to options, which are currently exercisable or become exercisable within 60 days after March 21, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions entered into between the Company and its officers, directors and principal stockholders or their affiliates since January 1, 1999.

TRANSACTIONS INVOLVING THE NATIONAL ELECTRICAL BENEFIT FUND

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's Common Stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1999, the Company was obligated to pay to the Fund approximately $60,000 in payment of such fees and expenses. Payments to the Fund during 1999 included $390,000 in outstanding consulting fees and $524,469.

TRANSACTIONS INVOLVING RICHARD L. MOHR

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

TRANSACTIONS INVOLVING DONALD G. CARRIGAN

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

                                  Page-49

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of the Company and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1998 Annual Report to Stockholders:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
             December 31, 1999, 1998 and 1997
          Consolidated Statements of Changes in Stockholders' Equity (Deficit)
             for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flow for the years ended
             December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------
          3.1    Certificate of Incorporation of Registrant, as amended.
          3.2    Bylaws of Registrant, as amended.(2)

          4.1    Form of Preferred Stock Investment Agreement dated
                 February 25, 1998.(3)
          4.2    Form of Preferred Stock Warrant dated February 25, 1998.(3)
          4.3    Form of Common Stock Purchase Agreement dated December 23,
                 1997.(4)
          4.4    Form of Common Stock Purchase Warrant dated December 23,
                 1997.(4)
          4.5 Preferred Stock Recapitalization Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(17)
          4.6 Supplemental Exchange Rights Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(17)

                                  Page-50

          4.7 Form of Optional Election between the Series A Preferred Stockholders and the Registrant.(17)
          4.8    DFA Stockholders Recapitalization Agreement between the DFA
                 Affiliates: DFA Group Trust-6-10 Subtrust, DFA Group Trust - Small Company Subtrust, and U.S. 9-10 Small Company Portfolio, and the Registrant dated as of July 30, 1999.(17)
          4.9 Promissory Note in the amount of $648,369 issued to DFA Affiliate, DFA Group Trust - 6-10 Subtrust, by the Registrant dated July 30, 1999.(17)
          4.10 Promissory Note in the amount of $1,692,046 issued to DFA Affiliate, DFA Group Trust - Small Company Subtrust, by the Registrant dated July 30, 1999.(17)
          4.11 Promissory Note in the amount of $883,297 issued to DFA Affiliate, U.S. 9-10 Small Company Portfolio, by the Registrant dated July 30, 1999.(17)
          4.12   Amended Loan Agreement between the National Electrical Benefit
                 Fund and the Registrant dated August 6, 1999.(17)
          4.13   Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National
                 Electrical Fund dated August 6, 1999.(17)
          4.14 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(17)
          4.15 Form of Common Stock and Warrant Purchase Agreement dated December 13, 1999.(19)
          4.16 Form of Warrant with an exercise price of $10.813 dated December 13, 1999.(19)
          4.17 Form of Warrant with an exercise price of $16.220 dated December 13, 1999.(19)
          4.18 Common Stock and Warrant Purchase Agreement dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)
          4.19 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)
          4.20 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)
          4.21 Warrant to purchase 372,243 shares of common stock issued by the Registrant to NTC Liquidating Trust dated December 20, 1999.
          4.22 Warrant to purchase 220,000 shares of common stock issued by the Registrant to NTC Liquidating Trust dated December 20, 1999.

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

                                  Page-51

        *10.4 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(6)
        *10.5 Cooperative Agreement for License Manufacturing of FRAM Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(6)
         10.6 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(9)
         10.7 Employment Agreement effective April 1, 1995 between the Registrant and L. David Sikes.(9)
        *10.8    Agreement for EDRAM Design and Purchase of Products dated
                 April 26, 1995 between the Registrant and IBM.(10)
        *10.9    FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(10)
        *10.10 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(11)
        *10.11 First Amendment to Symetrix/Ramtron Ferroelectric Cross License Agreement dated September 13, 1995 between the Registrant and Symetrix.(10)
        *10.12 Amendment dated September 21, 1995 to High-Density FRAM Cooperation Agreement between the Registrant and Hitachi.(8)
        *10.13 Supplement-1 dated September 28, 1995 to Cooperative Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(10)
        *10.14 FRAM Technology License Agreement dated December 19, 1995 between the Registrant and Fujitsu.(10)
        *10.15 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.(1)
        *10.16 Amendment to Agreement dated August 30, 1996 between the Registrant and Fujitsu.(11)
         10.17 Amendment No. 1 to Registrant's 1989 Nonstatutory Stock Option Plan dated October 24, 1996.(1)
         10.18 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.19 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
        *10.20   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.(2)
         10.21   Employment Agreement effective April 1, 1997 between the
                 Registrant and Richard L. Mohr.(13)
        *10.22   Joint Development Agreement between the Registrant and
                 ULVAC Japan, Ltd., dated April 9, 1997.(12)
        *10.23   Amendment No. 3 RF/ID Products to High-Density FRAM
                 Cooperation Agreement dated January 15, 1998 between the Registrant, Racom Systems, Inc. and Hitachi, Ltd.(14)
         10.24 Employment Agreement effective January 1, 1998 between the Registrant and Greg B. Jones, dated January 12, 1998.(15)
         10.25 Employment Agreement effective July 22, 1998 between the Registrant and Craig W. Rhodine, dated July 22, 1998.(15)

                                  Page-52

        *10.26 Joint Development Agreement between Fujitsu Limited and the Registrant dated March 5, 1999.(16)
        *10.27 Settlement and License Agreement dated November 9, 1999 between NEC and Enhanced Memory Systems, Inc., a subsidiary of the Registrant.(18)
        *10.28 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(20)
         10.29 Employment Agreement effective September 1, 1999 between the Registrant and Donald G. Carrigan, dated August 29, 1999.
        *10.30 Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.
         10.31 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.
         10.32   Registrant's 1999 Stock Option Plan.

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

(3) Incorporated by reference to the Company's Form 8-K (Commission File No. (0-17739) filed with the Securities and Exchange Commission on March 4, 1998.

(4) Incorporated by reference to the Company's Registration Statement Form S-3 (Registration No. 333-47615) filed with the Securities and Exchange Commission on March 10, 1998.

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

                                  Page-53

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

(9) Incorporated by reference to the Company's Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(10) Incorporated by reference to the Company's Amendment No. 2 to the Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on January 31, 1996.

(11) Incorporated by reference to the Company's Amendment No. 2 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 1996 and filed with the Securities and Exchange Commission on January 23, 1997.

(12) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on May 14, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

(14) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 26, 1999.

(16) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 14, 1999.

(17) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(18) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on November 16, 1999.

                                  Page-54

(19) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 27, 1999.

(20) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on February 18, 2000.

(b)  Reports on Form 8-K:

     On March 2, 1999, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On May 4, 1999, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 2, 1999, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 21, 1999, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On August 31, 1999, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On November 16, 1999, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On December 27, 1999, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On February 18, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On March 17, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                  Page-55

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 29, 2000.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive      3-29-00
L. David Sikes                  Officer

/S/ William G. Howard
-------------------------       Director                          3-29-00
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          3-29-00
Eric A. Balzer

/S/ Albert J. Hugo-Martinez
---------------------------     Director                          3-29-00
Albert J. Hugo-Martinez

/S/ Greg B. Jones
-------------------------       Director, President and           3-29-00
Greg B. Jones                   Chief Operating Officer

/S/ LuAnn D. Hanson
-------------------------       Acting Chief Financial Officer    3-29-00
LuAnn D. Hanson                 and Vice President of Finance

                                  Page-56