Form 10-K/A
period 1999-12-31
RAMTRON INTERNATIONAL CORP
filed 2000-04-28
CIK 849502

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

As of April 24, 2000, 16,096,022 shares of the Registrant's common stock were outstanding.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors of the Company, and certain information about them, are as follows:

Name                            Age          Position(s) with the Company
----                            ---          ----------------------------

L. David Sikes                  58           Chairman of the Board and
                                             Chief Executive Officer
Greg B. Jones                   52           Director, President and
                                             Chief Operating Officer
William G. Howard(1)(2)         58           Director
Eric A. Balzer(1)(2)            51           Director
Albert J. Hugo-Martinez(1)(2)   54           Director
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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

EMPLOYMENT AGREEMENTS. In January 2000, the Company entered into a two-year employment agreement with Mr. Sikes to continue in his position as Chief Executive Officer and Chairman of the Board, superceding his prior agreement and providing for Mr. Sikes to receive an initial annual salary of $360,000. Pursuant to the agreement, the Company granted to Mr. Sikes 667,000 common stock purchase warrants, having an exercise price of $6.88 per share and vesting only if certain conditions are satisfied. The warrants vest and become exercisable December 31, 2002 if Mr. Sikes is employed on that date, and some or all of such warrants vest and become exercisable earlier if specified criteria are attained or a change of control of the Company occurs. The agreement also provides that if the Company terminates Mr. Sikes' employment prior to December 31, 2001 for any reason other than for just cause, the Company will be obligated to pay Mr. Sikes an amount equal to the salary he would have received for the remainder of the term of the agreement plus $360,000. Under the terms of the agreement, if for any reason other than for just cause the Company does not extend Mr. Sikes' employment upon expiration of the term or if, having been

                                  Page-45
extended, Mr. Sikes' employment is terminated at any time prior to November 13, 2006, then the Company will pay Mr. Sikes a lump sum payment of $360,000. In the event that specified criteria are attained or a change in control of the Company occurs prior to December 31, 2001 and Mr. Sikes' employment is thereafter terminated, then the Company will be required to pay Mr. Sikes amounts up to $30,000 per month from the date of such termination through November 13, 2006.

In April 1997, the Company entered into a two-year employment agreement, effective on April 1, 1997, with Mr. Mohr. The agreement provided for Mr. Mohr to receive an initial monthly salary of $15,000. The agreement provided that if the Company terminated Mr. Mohr's employment during the term of the agreement for any reason other than for cause, the Company would be obligated to pay him his then annual salary for the remainder of the two-year term. In April 1999, the Board of Directors extended Mr. Mohr's employment agreement for a period of two years beyond the original expiration date of April 1, 1999.
Mr. Mohr resigned all positions he held in the Company on January 31, 2000.

In March 2000, the Company entered into a two-year employment agreement, with Mr. Jones, superceding all prior agreements. The agreement provides for Mr. Jones to receive an initial annual salary of $200,000. The agreement provides that if the Company terminates Mr. Jones' employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for a period of one year. The expiration of the agreement is December 31, 2001.

In March 2000, the Company entered into a two-year employment agreement, with Mr. Carrigan, superceding all prior agreements. The agreement provides for Mr. Carrigan to receive an initial annual salary of $159,697. The agreement provides that if the Company terminates Mr. Carrigan's employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for a period of one year. The expiration of the agreement is December 31, 2001.

In March 2000, the Company entered into a two-year employment agreement, with Mr. Rhodine, superceding all prior agreements. The agreement provides for Mr. Rhodine to receive an initial annual salary of $160,000. The agreement provides that if the Company terminates Mr. Rhodine's employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay him his then annual salary for a period of one year. The expiration of the agreement is December 31, 2001.

In March 2000, the Company entered into a two-year employment agreement, with Ms. Hanson. The agreement provides for Ms. Hanson to receive an initial annual salary of $125,000. The agreement provides that if the Company terminates Ms. Hanson's employment during the term of the agreement for any reason other than for cause, the Company will be obligated to pay her her then annual salary for a period of one year. The expiration of the agreement is December 31, 2001.

                                  Page-46

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

In July 1998, December 1999 and January 2000, the Company granted Dr. Howard options to purchase 4,000, 5,000 and 15,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. In September 1998, December 1999 and January 2000, the Company granted to
Mr. Balzer options to purchase 4,000, 5,000 and 15,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. In March 1999, December 1999 and January 2000, the Company granted to
Mr. Hugo-Martinez options to purchase 4,000, 5,000 and 15,000 shares, respectively, of the Company's common stock at the fair market value at the date of such grants. The grant of these options was in recognition of the services the named individuals performed as Director's of the Company.


COMPENSATION COMMITTEE INTERLOCKS

The members of the Company's Compensation Committee during 1999 were Dr. William G. Howard, Albert J. Hugo-Martinez and Eric A. Balzer. There were no executive officers or employees of the Company that were members of the Company's Compensation Committee during 1999.

                                  Page-47

Item 12.  COMMON STOCK OWNERSHIP PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 24, 2000 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all current directors and executive officers of the Company as a group. The number of outstanding shares used in the calculation of beneficial ownership was 16,096,022.

                                      Shares of Common Stock        Percent
Name of Beneficial Owner(1)             Beneficially Owned         of Class(2)
---------------------------           ----------------------       -----------

National Electrical Benefit Fund            2,555,377(3)              15.0%
1125 15th Street, N.W., Room 912
Washington, D.C.  20005

CC Investments, LDC                         1,317,772(4)               7.8
77 West Wacker Drive, Suite 4040
Chicago, IL  60601

L. David Sikes                                181,350(5)               1.1

Greg B. Jones                                  89,100(6)                *

Craig W. Rhodine                               62,185(7)                *

Donald G. Carrigan                             56,918(8)                *

William G. Howard                              28,000(9)                *

Albert J. Hugo-Martinez                        23,600(10)               *

Eric A. Balzer                                 21,000(11)               *

LuAnn D. Hanson                                17,098(12)               *

All current directors and executive
officers as a group (8 persons)               479,251(13)              2.9
---------------

*    Less than one percent

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws where applicable, except as otherwise indicated in the information contained in these footnotes.

                                  Page-48

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

(3)  Includes:  (i) 1,638,680 shares of Common Stock owned by the Fund;
     (ii) 905,697 shares of Common Stock issuable upon exercise of warrants held by the Fund which are currently convertible or become exercisable within 60 days; and(iii) 11,000 shares of Common Stock issuable to the Fund pursuant to options which are currently exercisable or become exercisable within 60 days. The trustees of the Fund share voting and dispositive powers as to such shares. To the best knowledge of the Company, the trustees of the Fund are Mr. John M. Grau and Mr. Edwin D. Hill.

(4) In a Schedule 13D dated January 31, 2000, CC Investments, LDC, as nominee reported ownership of: (i) 610,634 shares of Common Stock and 707,138 shares of Common Stock issuable upon the exercise of warrants.

(5)  Includes:  (i) 2,100 shares of Common Stock owned directly; and
     (ii) 179,250 shares issuable to Mr. Sikes pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.

(6)  Includes:  (i) 2,600 shares of Common Stock owned directly; and
     (ii) 86,500 shares issuable to Mr. Jones pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.

(7)  Includes:  (i) 1,200 shares of Common Stock owned directly; and
     (ii) 60,985 shares issuable to Mr. Rhodine pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.

(8)  Includes:  (i) 2,168 shares of Common Stock owned directly; and
     (ii) 54,750 shares issuable to Mr. Carrigan pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.

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

                                  Page-49

(12) Includes:  (i) 100 shares of Common Stock owned directly; and
     (ii) 16,998 shares issuable to Ms. Hanson pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.

(13) Includes 468,483 shares of Common Stock issuable to current officers and directors pursuant to options, which are currently exercisable or become exercisable within 60 days after April 24, 2000.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions entered into between the Company and its officers, directors and principal stockholders or their affiliates since January 1, 1999.

TRANSACTIONS INVOLVING THE NATIONAL ELECTRICAL BENEFIT FUND

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's Common Stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 1999, the Company was obligated to pay to the Fund approximately $60,000 in payment of such fees and expenses. Payments to the Fund during 1999 included $390,000 in outstanding consulting fees and $524,469 for interest expense related to the note payable due to the Fund.

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

TRANSACTIONS INVOLVING CRAIG W. RHODINE

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

TRANSACTIONS INVOLVING GREG B. JONES

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

                                  Page-50

TRANSACTIONS INVOLVING LUANN D. HANSON

See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

TRANSACTIONS INVOLVING L. DAVID SIKES

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

     3.  Exhibits

         Exhibit
         Number
         -------
          3.1    Certificate of Incorporation of Registrant, as amended.
          3.2    Bylaws of Registrant, as amended.(2)

                                  Page-51

          4.1    Form of Preferred Stock Investment Agreement dated
                 February 25, 1998.(3)
          4.2    Form of Preferred Stock Warrant dated February 25, 1998.(3)
          4.3    Form of Common Stock Purchase Agreement dated December 23,
                 1997.(4)
          4.4    Form of Common Stock Purchase Warrant dated December 23,
                 1997.(4)
          4.5 Preferred Stock Recapitalization Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(17)
          4.6 Supplemental Exchange Rights Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(17)
          4.7 Form of Optional Election between the Series A Preferred Stockholders and the Registrant.(17)
          4.8    DFA Stockholders Recapitalization Agreement between the DFA
                 Affiliates: DFA Group Trust-6-10 Subtrust, DFA Group Trust - Small Company Subtrust, and U.S. 9-10 Small Company Portfolio, and the Registrant dated as of July 30, 1999.(17)
          4.9 Promissory Note in the amount of $648,369 issued to DFA Affiliate, DFA Group Trust - 6-10 Subtrust, by the Registrant dated July 30, 1999.(17)
          4.10 Promissory Note in the amount of $1,692,046 issued to DFA Affiliate, DFA Group Trust - Small Company Subtrust, by the Registrant dated July 30, 1999.(17)
          4.11 Promissory Note in the amount of $883,297 issued to DFA Affiliate, U.S. 9-10 Small Company Portfolio, by the Registrant dated July 30, 1999.(17)
          4.12   Amended Loan Agreement between the National Electrical Benefit
                 Fund and the Registrant dated August 6, 1999.(17)
          4.13   Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National
                 Electrical Fund dated August 6, 1999.(17)
          4.14 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(17)
          4.15 Form of Common Stock and Warrant Purchase Agreement dated December 13, 1999.(19)
          4.16 Form of Warrant with an exercise price of $10.813 dated December 13, 1999.(19)
          4.17 Form of Warrant with an exercise price of $16.220 dated December 13, 1999.(19)
          4.18 Common Stock and Warrant Purchase Agreement dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)
          4.19 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)
          4.20 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(19)

                                  Page-52

          4.21 Warrant to purchase 372,243 shares of common stock issued by the Registrant to NTC Liquidating Trust dated December 20, 1999.
          4.22 Warrant to purchase 220,000 shares of common stock issued by the Registrant to NTC Liquidating Trust dated December 20, 1999.

          4.23 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Nonstatutory
                 Stock Option Agreement and Stock Purchase Agreement.(5)
         10.2 Registrant's Amended 1989 Nonstatutory Stock Option Plan and forms of Nonstatutory Stock Option Agreement and Stock Purchase Agreement.(6)
         10.3 Form of Invention and Non-Disclosure Agreement between Registrant and employees.(7)
        *10.4 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(6)
        *10.5 Cooperative Agreement for License Manufacturing of FRAM Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(6)
         10.6 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(9)
         10.7 Employment Agreement effective April 1, 1995 between the Registrant and L. David Sikes.(9)
        *10.8    Agreement for EDRAM Design and Purchase of Products dated
                 April 26, 1995 between the Registrant and IBM.(10)
        *10.9    FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(10)
        *10.10 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(11)
        *10.11 First Amendment to Symetrix/Ramtron Ferroelectric Cross License Agreement dated September 13, 1995 between the Registrant and Symetrix.(10)
        *10.12 Amendment dated September 21, 1995 to High-Density FRAM Cooperation Agreement between the Registrant and Hitachi.(8)
        *10.13 Supplement-1 dated September 28, 1995 to Cooperative Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(10)
        *10.14 FRAM Technology License Agreement dated December 19, 1995 between the Registrant and Fujitsu.(10)
        *10.15 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.(1)
        *10.16 Amendment to Agreement dated August 30, 1996 between the Registrant and Fujitsu.(11)

                                  Page-53

         10.17   Amendment No. 1 to Registrant's 1989 Nonstatutory Stock
                 Option Plan dated October 24, 1996.(1)
         10.18 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.19 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
        *10.20   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.(2)
         10.21   Employment Agreement effective April 1, 1997 between the
                 Registrant and Richard L. Mohr.(13)
        *10.22   Joint Development Agreement between the Registrant and
                 ULVAC Japan, Ltd., dated April 9, 1997.(12)
        *10.23   Amendment No. 3 RF/ID Products to High-Density FRAM
                 Cooperation Agreement dated January 15, 1998 between the Registrant, Racom Systems, Inc. and Hitachi, Ltd.(14)
         10.24 Employment Agreement effective January 1, 1998 between the Registrant and Greg B. Jones, dated January 12, 1998.(15)
         10.25 Employment Agreement effective July 22, 1998 between the Registrant and Craig W. Rhodine, dated July 22, 1998.(15)
        *10.26 Joint Development Agreement between Fujitsu Limited and the Registrant dated March 5, 1999.(16)
        *10.27 Settlement and License Agreement dated November 9, 1999 between NEC and Enhanced Memory Systems, Inc., a subsidiary of the Registrant.(18)
        *10.28 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(20)
         10.29 Employment Agreement effective September 1, 1999 between the Registrant and Donald G. Carrigan, dated August 29, 1999.
        *10.30 Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.
         10.31 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.
         10.32   Registrant's 1999 Stock Option Plan.
         10.33 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.
         10.34 Employment Agreement effective January 1, 2000 between the Registrant and Donald G. Carrigan, dated February 24, 2000.
         10.35 Employment Agreement effective January 1, 2000 between the Registrant and Craig W. Rhodine, dated February 24, 2000.
         10.36 Employment Agreement effective January 1, 2000 between the Registrant and Greg B. Jones, dated February 24, 2000.
         10.37 Employment Agreement effective January 1, 2000 between the Registrant and LuAnn D. Hanson, dated February 24, 2000.

                                  Page-54

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

                                  Page-55

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

                                  Page-56

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

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                  Page-57

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on April 27, 2000.

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

Signature                       Title                               Date
--------------------------      ----------------------------    --------------

/S/ L. David Sikes
--------------------------      Chairman and Chief Executive      4-27-00
L. David Sikes                  Officer

/S/ William G. Howard
-------------------------       Director                          4-27-00
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          4-27-00
Eric A. Balzer

/S/ Albert J. Hugo-Martinez
---------------------------     Director                          4-27-00
Albert J. Hugo-Martinez

/S/ Greg B. Jones
-------------------------       Director, President and           4-27-00
Greg B. Jones                   Chief Operating Officer

/S/ LuAnn D. Hanson
-------------------------       Acting Chief Financial Officer    4-27-00
LuAnn D. Hanson                 and Vice President of Finance

                                  Page-58