Form 10-Q
period 2000-03-31
RAMTRON INTERNATIONAL CORP
filed 2000-05-15
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2000

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

Common Stock, $.01 Par Value - 16,100,031 as of May 09, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
            (in thousands, except par value and per share amounts)

                                                          Mar. 31,    Dec. 31,
                                                            2000       1999
                                                         ---------   ---------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  9,512    $ 10,601
  Accounts receivable, less allowances
   of $353 and $347, respectively                           2,506       1,703
  Inventories                                               4,849       4,174
  Other current assets                                        232         184
                                                         ---------   ---------
      Total current assets                                 17,099      16,662
Property, plant and equipment, net                          5,853       6,064
Intangible assets, net                                      8,479       6,654
                                                         ---------   ---------
                                                         $ 31,431    $ 29,380
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  2,460    $  3,066
  Accrued liabilities                                         828         985
  Deferred revenue                                            472       1,761
  Promissory note and accrued interest, DFA                    --       3,335
  Accrued interest, the Fund                                   --         230
                                                         ---------   ---------
      Total current liabilities                             3,760       9,377
Long-term promissory note, the Fund, net of unamortized
  discount of $1,097 and $1,234, respectively               5,903       5,766
                                                         ---------   ---------
      Total liabilities                                     9,663      15,143

Minority interest in subsidiary                               751          --
Redeemable preferred stock, $.01 par value,
  10,000 shares authorized: 1 and 1 share issued
  and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                    829         914
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000 and 75,000
     shares authorized, respectively:  16,081 and 14,609
     shares issued and outstanding, respectively              161         146
   Common stock warrants                                    1,409       1,409
   Deferred compensation                                     (818)     (2,423)
   Additional paid-in capital                             187,489     179,204
   Accumulated deficit                                   (168,053)   (165,013)
                                                         ---------   ---------
      Total stockholders' equity                           20,188      13,323
                                                         ---------   ---------
                                                         $ 31,431    $ 29,380
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                 Page-2

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           2000        1999
                                                         --------    --------
Revenue:
   Product sales                                          $ 2,270     $ 4,233
   License and development fees                             2,000         500
   Customer-sponsored research and development fees         1,301         806
                                                          --------    --------
                                                            5,571       5,539
                                                          --------    --------
Costs and expenses:
   Cost of product sales                                    1,267       2,417
   Research and development                                 2,139       1,797
   Customer-sponsored research and development              1,178         806
   Sales, general and administrative (exclusive
      of non-cash compensation expense shown below)         2,439       2,442
   Stock-based compensation                                 1,566          --
                                                          --------    --------
                                                            8,589       7,462
                                                          --------    --------

Operating loss                                             (3,018)     (1,923)

Interest expense, related party                              (322)       (165)
Other income, net                                             109         128
Minority interest in net loss of subsidiary                   222          --
                                                          --------    --------
Net loss                                                  $(3,009)    $(1,960)
                                                          ========    ========
Loss per common share:
   Net loss                                               $(3,009)    $(1,960)
   Dividends on redeemable preferred stock                    (25)       (146)
   Accretion of redeemable preferred stock                     (6)       (374)
                                                          --------    --------
Net loss applicable to common shares                      $(3,040)    $(2,480)
                                                          ========    ========

Net loss per share - basic and diluted                     $(0.20)     $(0.21)
                                                          ========    ========

Weighted average shares outstanding                        15,065      12,086
                                                          ========    ========

See accompanying notes to consolidated financial statements.

                                 Page-3

                      RAMTRON INTERNATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (Unaudited)
                                (in thousands)
                                                            2000       1999
                                                          --------   --------
Cash flows from operating activities:
   Net loss                                               $(3,009)   $(1,960)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            679        560
     Amortization of debt discount                            137         --
     Stock-based compensation                               1,566         --
     Minority interest in net loss of subsidiary             (222)        --
     Loss on manufacturing contract                            --       (486)

Changes in assets and liabilities:
     Accounts receivable                                     (803)    (3,045)
     Inventories                                             (675)       382
     Accounts payable and accrued liabilities                (763)      (788)
     Accrued interest, related party                         (230)       165
     Deferred revenue                                      (1,289)        83
     Other                                                     (5)         8
                                                          --------   --------
Net cash used in operating activities                      (4,614)    (5,081)
                                                          --------   --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                 (102)       (97)
   Intellectual property                                     (208)      (319)
                                                          --------   --------
Net cash used in investing activities                        (310)      (416)
                                                          --------   --------

Cash flows from financing activities:
   Payments on license rights payable                          --       (550)
   Issuance of capital stock, net of expenses               3,835         --
                                                          --------   --------
Net cash provided by (used in) financing activities         3,835       (550)
                                                          --------   --------
Net decrease in cash and cash equivalents                  (1,089)    (6,047)

Cash and cash equivalents, beginning of period             10,601     15,237
                                                          --------   --------
Cash and cash equivalents, end of period                  $ 9,512    $ 9,190
                                                          ========   ========

See accompanying notes to consolidated financial statements.

                                 Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 2000 and 1999 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the second quarter of 2000. The Company is evaluating the impact SAB No. 101 will have on the Company's financial position and results of operations.

                                Page-5

NOTE 3.   INVENTORIES

Inventories consist of:
                                             March 31,    Dec. 31,
                                               2000         1999
                                             --------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $3,097       $2,544
                    Work in process            1,752        1,630
                                              ------       ------
                    Total                     $4,849       $4,174
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at March 31, 2000. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of March 31, 2000.

NOTE 5.   PROMISSORY NOTE, DIMENSIONAL FUND ADVISORS ("DFA")

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. The DFA Promissory Notes bore interest at 8% per annum and was scheduled to mature on July 30, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. On February 29, 2000 the DFA affiliates elected to convert outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

                                Page-6

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

As of March 31, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                      Common Stock
----------------------------------------------------      ------------
                                                         (in thousands)
Warrants, 25,000 exercisable at $17.00 per share,
  868,810 exercisable at $16.22 per share, 814,212
  exercisable at $10.81 per share, 667,000 exercisable
  at $6.88 per share, 622,061 exercisable at $5.00 per
  share and 905,697 exercisable at $2.25 per share.          3,903
Stock options outstanding as of March 31, 2000
  with a weighted average exercise price per
  share of $11.93                                            2,461
Series A Convertible Preferred Stock, 861 shares
  outstanding and accrued dividends as of
  March 31, 2000 with a conversion price of $5.00
  per share.                                                   177
Promissory note, related party, principal and
  accrued interest as of March 31, 2000 totaling
  $7,000,000 with a conversion price of $5.00 per
  share.                                                     1,400
                                                            ------
Total                                                        7,941
                                                            ======

                                Page-7

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling of 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount is recorded as deferred compensation and is amortized over the vesting period of the options as a charge to compensation expense. Amortization for the three month period ended March 31, 2000 was $1,566,000. Unamortized compensation expense as of March 31, 2000 is approximately $818,000.

NOTE 8.   ACQUISITION OF LICENSE

On January 26, 2000, the Company's wholly owned subsidiary, Enhanced Memory Systems ("EMS"), Inc., entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter. The technology license was valued at approximately $1,983,000 and is recorded as an intangible asset and is being amortized over the life of the agreement.

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

                                Page-8

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000 the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

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

                                Page-9

The following table represents segment information for the three months ended March 31, 2000 and 1999.

                                          2000                1999
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $   696   $ 1,574   $ 1,050   $ 3,183
Technology license and
   development revenue               2,000        --       500        --
Customer-sponsored research
   and development revenue           1,151       150       806        --
                                   --------  --------  --------  --------
                                     3,847     1,724     2,356     3,183
                                   --------  --------  --------  --------

Operating costs                      5,754     2,835     3,911     3,551
                                   --------  --------  --------  --------
Operating loss                      (1,907)   (1,111)   (1,555)     (368)

Other                                   --       222        --        16
                                   --------  --------  --------  --------
Net loss                           $(1,907)  $  (889)  $(1,555)  $  (352)
                                   ========  ========  ========  ========

Net loss excludes interest income, interest expense and special charges of $213,000 and $53,000 in 2000 and 1999, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to

                                Page-10
manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships;
(vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) future potential changes in the Company's capital structure; (viii) the availability and related cost of future financing; (ix) the retention of key personnel;
(x) the outcome of the Company's patent interference litigation proceedings, and (xi) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenue for the first quarter of 2000 remained flat as compared to the respective period in 1999 at approximately $5.6 million. Revenues for the quarter were comprised of product sales, a FRAM license milestone fee pursuant to an existing license agreement and customer-sponsored research and development fees. Customer-sponsored research and development revenue for the quarter totaled $1.3 million and resulted primarily from process development activities with one of the Company's existing FRAM licensees as compared to $.8 million for the respective period in 1999.

Revenue from product sales for the three months ending March 31, 2000 is $2.3 million, a decrease of approximately $2.0 million as compared to the same period in 1999. Product sales for the current quarter consisted of $1.6 million from the Company's EDRAM business and $.7 million from the Company's FRAM business. For the respective period in 1999, EDRAM product sales totaled $3.2 million and FRAM product sales totaled $1.1 million.

EDRAM unit shipments decreased by approximately 50% during the first quarter ended March 31, 2000, when compared to the respective period in 1999 and average selling prices were comparable with the same period a year ago. The decrease in product revenues for the first quarter resulted primarily from a decrease in the volume of 4-megabit EDRAM products sold to customers for use in communications equipment, voice messaging systems and RAID disc controllers. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company continues to focus its sales and development efforts on higher density 16-megabit and 64-megabit memory products. During the quarter ended March 31, 2000, the Company shipped small volumes of its 16-megabit ESDRAM and 64-megabit HSDRAM products. Prototype shipments of the Company's 64-megabit ESDRAM products are expected to begin in the fourth quarter of 2000.

FRAM product revenues for the quarter ended March 31, 2000, decreased to $.7 million, a decrease of 34% as compared to the same period in 1999. The decrease is primarily attributable to completing certain non-recurring manufacturing contracts to deliver RFID products during the first half of 1999.

                                Page-11

Cost of product sales as a percentage of product revenues during the first quarter remained flat at approximately 56% as compared with the same period in 1999. EDRAM cost of product sales for the three months ended March 31, 2000 increased to 55% from 48% during the same period in 1999. This increase results primarily from the sale of 64-megabit HSDRAM products during the first quarter of 2000 at lower margins as compared to the Company's higher performance, higher margin, EDRAM products. Cost of sales associated with the Company's FRAM products improved during the quarter to 58% compared to 86% for the same period in 1999, primarily as a result of manufacturing substantially all FRAM products at alliance foundry manufacturing facilities in the first quarter of 2000.

Combined research and development expenses increased by $714,000 or 27% to $3.3 million in the first quarter when compared with the same period in 1999. Increased activity in the FRAM joint development program with Fujitsu is the primary reason for the increase in expenses over the same period in 1999. During the three months ended March 31, 1999, the Company allocated the majority of its fabrication facility resources to the production of RFID products temporarily reducing research and development activities. Additionally, Company experienced increases in research and development related payroll expenses, photomask, wafer test supplies and precious metal target expenses totaling $335,000 in the three month period ended March 31, 2000.

Sales, general and administrative ("SG&A") expenses for the first quarter remained flat at $2.4 million for each of the three month periods ended
March 31, 2000 and 1999. The Company recorded increased foreign withholding tax expenses from the recognition of $2.0 million of license and development fee revenues, which were offset by reduced financial advisory and legal expenses as compared to the same period in 1999. Additionally, the Company's amortization expenses increased $161,000 for the three month period ended March 31, 2000 resulting from the recognition of value received in the form of a technology license from Infineon Technologies AG ("Infineon").

During the three month period ended March 31, 2000, the Company recognized
$1.6 million of non-cash expenses for stock based compensation. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan (the "95 Plan"). These options vest 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the closing price of the Company's common stock was $7.41 per share. The intrinsic value of stock based compensation related to the stock options is $2,578,000 and is recognized as non-cash compensation expense over the vesting period of the options. Accordingly, the Company recorded $1,566,000 of non-cash compensation expense during the three month period ended March 31, 2000. The Company will recognize the remaining compensation expense of $818,000 ratably over the next four quarters.

Related party interest expense increased $157,000 due to amortization of debt discounts related to the Fund's long-term promissory note and interest expense on the Company's promissory note to DFA.

                                Page-12

During the first quarter of 2000, preferred stock dividends and accretion of discount decreased by approximately $489,000 as a result of restructuring the terms of the Company's Preferred Stock on August 6, 1999. Effective as of August 16, 1999, 8,006 shares of Preferred Stock plus accrued dividends were retired and canceled for certain cash payments, or exchanged for shares of common stock at the option of the holder. 872 shares of Preferred Stock with restated terms remained outstanding at August 16, 1999. At March 31, 2000, 861 shares of Preferred Stock remained outstanding.

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

The Company also raised funds through the private placement of convertible preferred stock in 1993, all of which has been converted into common stock.
In 1995, the Company entered into a $12 million loan facility, bearing interest at 12%, between the Company and the Fund. During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company to maintain certain financial ratios, as defined in the loan document. The Company's borrowings under the Fund's credit facility, including outstanding principal and accrued interest, totaled approximately $7.0 million as of March 31, 2000. No additional borrowings are available to the Company under the Amended Credit Facility. In December 1997, the Company sold approximately $4.0 million of common stock, and in February 1998, the Company sold approximately $17.4 million of Series A Convertible Preferred Stock, to certain institutional investors in separate private placements in order to obtain funds for working capital and general corporate purposes. The Company sold approximately $5.4 million of common stock and common stock warrants in a private placement in December 1999.

Cash and cash equivalents decreased by $1.1 million in the three months ended March 31, 2000 to $9.5 million. The Company generated $3.8 million (net of expenses) from the exercise of common stock warrants, which was offset by the use of $4.6 million to fund operating activities and $.3 million for the purchase of capital equipment and continuing investments in the Company's intellectual property portfolio.

Receivables increased by $.8 million during the quarter to $2.5 million from $1.7 million at the end of 1999. The increase in the receivables balance is primarily due to outstanding license and development fees due to the Company.

                                Page-13

Inventories increased to $4.8 million (16%) during the period ended March 31, 2000 from $4.2 million at the end of 1999. Inventory levels increased primarily due to increased FRAM wafer shipments from the Company's manufacturing alliance partners during the period.

Accounts payable and accrued liabilities decreased $800,000 during the three months ended March 31, 2000 from $4.1 million at the end of 1999 to $3.3 million at March 31, 2000. This decrease resulted primarily from payment of the remaining accrued legal fees associated with the defense of the Company's proprietary EDRAM patent position.

Deferred revenue decreases of $1.3 million are primarily attributable to recognition of customer-sponsored research and development revenue, which was earned in the three month period ended March 31, 2000.

Equipment and plant expenditures are expected to be minimal during the remainder of 2000.

On February 29, 2000, the DFA affiliates elected to convert outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock. See Note 5 - "Promissory Note, Dimensional Fund Advisors."

During 2000, the Company will continue to receive cash relating to FRAM and EDRAM licensing agreements for milestone achievements on existing licensing agreements. Payments pursuant to potential new licensing agreements are expected to create additional cash flows during 2000 and 2001. An increase in product sales activity and customer-sponsored research and development revenues is anticipated in 2000. Additionally, the Company expects to continue to receive cash inflows for research and development support provided by Fujitsu throughout 2000.

Based on the Company's capital resources as of March 31, 2000 and the expected operating costs and cash flows from product sales and licensing revenues, the Company expects to be able to fund its operations through year-end 2000.

The Company is currently involved in a patent interference proceeding (see
Note 9 - "Contingencies - Patent Interference Proceeding.") If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

                                Page-14

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

YEAR 2000 COMPLIANCE

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

                                Page-15

Throughout 1999 the Company maintained an active Year 2000 program to update and replace software and hardware that it determined would be effected by the date change in the year 2000 and to monitor the remediation progress of all critical suppliers. All remediation efforts were completed prior to December 1999. The Company did not experience any material interruption of business as a result of year 2000 date changes.

MARKET RISK

There have been no material changes in market risk related to the Company's financial instruments since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000 the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

ITEMS 2 - 5 NONE

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

                                Page-16

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 12, 2000                              /S/ LuAnn D. Hanson
                                          -------------------------
                                          LuAnn D. Hanson
                                          Acting Chief Financial Officer
                                          (Principal Accounting Officer)

                                 Page-17