Form 10-Q
period 2000-06-30
RAMTRON INTERNATIONAL CORP
filed 2000-08-15
CIK 849502

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 2000

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

Common Stock, $.01 Par Value - 17,093,265 as of July 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
            (in thousands, except par value and per share amounts)

                                                          June 30,    Dec. 31,
                                                            2000       1999
                                                         ---------   ---------
                                                        (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                              $  7,796    $ 10,601
  Accounts receivable, less allowances
   of $380 and $347, respectively                           4,448       1,703
  Inventories                                               5,074       4,174
  Other current assets                                        248         184
                                                         ---------   ---------
      Total current assets                                 17,566      16,662
Property, plant and equipment, net                          5,716       6,064
Intangible assets, net                                     17,615       6,654
                                                         ---------   ---------
                                                         $ 40,897    $ 29,380
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  2,714    $  3,066
  Accrued liabilities                                         917         985
  Deferred revenue                                          1,199       1,761
  Promissory note and accrued interest, DFA                    --       3,335
  Accrued interest, the Fund                                   --         230
                                                         ---------   ---------
      Total current liabilities                             4,830       9,377
Long-term promissory note, the Fund, net of unamortized
  discount of $960 and $1,234, respectively                 6,040       5,766
                                                         ---------   ---------
      Total liabilities                                    10,870      15,143

Minority interest in subsidiary                               670          --
Redeemable preferred stock, $.01 par value,
  10,000 shares authorized: 1 and 1 share issued
  and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                    859         914
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000 and 75,000
     shares authorized, respectively: 17,084 and 14,609
     shares issued and outstanding, respectively              171         146
   Deferred compensation                                     (614)     (2,423)
   Additional paid-in capital                             199,184     180,613
   Accumulated deficit                                   (170,243)   (165,013)
                                                         ---------   ---------
      Total stockholders' equity                           28,498      13,323
                                                         ---------   ---------
                                                         $ 40,897    $ 29,380
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Revenue:
   Product sales                         $4,446   $ 3,811   $ 6,716   $ 8,044
   License and development fees              --        --     2,000       500
   Royalties                                 13        --        13        --
   Customer-sponsored research
     and development                      1,750     1,516     3,051     2,322
                                        --------  --------  --------  --------
                                          6,209     5,327    11,780    10,866
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  2,677     2,112     3,943     4,529
   Research and development               1,351     1,458     3,491     3,255
   Customer-sponsored research
     and development                      1,690     1,490     2,868     2,296
   Sales, general and administrative
     (exclusive of non-cash
     compensation expense shown below)    2,404     2,467     4,843     4,909
   Stock-based compensation                 204        --     1,770        --
                                        --------  --------  --------  --------
                                          8,326     7,527    16,915    14,989
                                        --------  --------  --------  --------
Operating loss                           (2,117)   (2,200)   (5,135)   (4,123)

Interest expense, related party            (278)     (167)     (600)     (332)
Other income, net                           155        20       263       148
Minority interest in net loss
  of subsidiary                              80        --       303        --
                                        --------  --------  --------  --------
Net loss                                $(2,160)  $(2,347)  $(5,169)  $(4,307)
                                        ========  ========  ========  ========
Loss per common share:
   Net loss                             $(2,160)  $(2,347)  $(5,169)  $(4,307)
   Dividends on redeemable
     preferred stock                        (24)     (134)      (49)     (280)
   Accretion of redeemable
     preferred stock                         (6)     (114)      (12)     (488)
   Gain on preferred stock settlement        --       579        --       579
                                        --------  --------  --------  --------
Net loss applicable to common shares    $(2,190)  $(2,016)  $(5,230)  $(4,496)
                                        ========  ========  ========  ========
Net loss per common share - basic and
  diluted                                $(0.13)   $(0.17)   $(0.33)   $(0.37)
                                        ========  ========  ========  ========
Weighted average shares outstanding -
  basic and diluted                      16,301    12,193    15,683    12,140
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(5,169)  $(4,307)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                           1,367     1,122
     Amortization of debt discount, related party              274        --
     Stock-based compensation                                1,770        --
     Minority interest in subsidiary                          (303)       --

Changes in assets and liabilities:
     Accounts receivable                                    (2,273)   (3,317)
     Inventories                                              (525)      456
     Accounts payable and accrued liabilities                 (842)   (1,005)
     Accrued interest, related party                          (230)      332
     Deferred revenue                                         (967)      870
     Other                                                     (19)      (14)
                                                          --------- ---------
Net cash used in operating activities                       (6,917)   (5,863)
                                                          --------- ---------

Cash flows from investing activities:
   Cash obtained in acquisition                                 665        --
   Purchase of property, plant and equipment                  (212)     (136)
   Intellectual property                                      (289)     (866)
                                                          --------- ---------
Net cash used in investing activities                          164    (1,002)
                                                          --------- ---------

Cash flows from financing activities:
   Payments on license rights payable                           --      (550)
   Issuance of capital stock, net of expenses                3,948        --
   Preferred stock settlement                                   --      (475)
                                                          --------- ---------
Net cash provided by (used in) financing activities          3,948    (1,025)
                                                          --------- ---------

Net decrease in cash and cash equivalents                   (2,805)   (7,890)

Cash and cash equivalents, beginning of period              10,601    15,237
                                                          --------- ---------
Cash and cash equivalents, end of period                   $ 7,796   $ 7,347
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 2000 and 1999 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, as amended, is effective for the fourth quarter of 2000. The Company is evaluating the impact SAB No. 101 will have on the Company's financial position and results of operations.

                                   Page-4

NOTE 3.   INVENTORIES

Inventories consist of:
                                             June 30,    Dec. 31,
                                               2000         1999
                                             --------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $3,540       $2,544
                    Work in process            1,534        1,630
                                              ------       ------
                    Total                     $5,074       $4,174
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company to maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at June 30, 2000. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of June 30, 2000.

NOTE 5.   PROMISSORY NOTE, DIMENSIONAL FUND ADVISORS ("DFA")

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. The DFA Promissory Notes bore interest at 8% per annum and were scheduled to mature on July 30, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. On February 29, 2000 the DFA Affiliates elected to convert outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

                                   Page-5

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

As of June 30, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                      Common Stock
----------------------------------------------------      ------------
                                                         (in thousands)
Warrants, 25,000 exercisable at $17.00 per share,
  868,810 exercisable at $16.22 per share, 814,212
  exercisable at $10.81 per share, 667,000 exercisable
  at $6.88 per share, 622,061 exercisable at $5.00 per
  share and 905,697 exercisable at $2.25 per share.          3,903
Stock options outstanding as of June 30, 2000
  with a weighted average exercise price per
  share of $12.05                                            2,474
Series A Convertible Preferred Stock, 907 shares
  outstanding and accrued dividends as of
  June 30, 2000 with a conversion price of $5.00
  per share.                                                   181
Promissory note, related party, principal and
  accrued interest as of June 30, 2000 totaling
  $7,000,000 with a conversion price of $5.00 per
  share.                                                     1,400
                                                            ------
Total                                                        7,958
                                                            ======

                                   Page-6

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount is recorded as deferred compensation and is being amortized over the vesting period of the options as a charge to compensation expense.
Amortization for the three and six month periods ended June 30, 2000 was $204,000 and $1,770,000, respectively. Unamortized compensation expense as of June 30, 2000 is approximately $614,000.

NOTE 8.   ACQUISITION OF LICENSE

On January 26, 2000, the Company's then wholly owned subsidiary, Enhanced Memory Systems ("EMS"), Inc., entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter. The technology license was valued at approximately $1,983,000, and is recorded as an intangible asset and is being amortized over the life of the agreement.

NOTE 9.  ACQUISITION OF MUSHKIN INC.

On June 14, 2000, the Company entered into a merger transaction among the Company, a wholly owned subsidiary of Ramtron International Corporation, Mushkin Inc. ("Mushkin"), and the Mushkin shareholders. In this transaction Ramtron acquired all of the issued and outstanding shares of Mushkin for 952,380 shares of Ramtron common stock valued at $10,000,000. The acquisition was accounted for as a purchase. Accordingly, the preliminary estimate of the fair value of assets acquired and liabilities assumed are included in Ramtron's consolidated balance sheet as of June 30, 2000. Final fair market values will be assigned after completion of a more extensive review of the relevant assets, liabilities and issues identified as of the acquisition date, and may differ from the preliminary values. Mushkin's results of operations subsequent to June 14, 2000 are included in Ramtron's consolidated statements of operations for the three and six-month periods ended June 30, 2000. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

                                   Page-7

                                                  (In thousands)

         Fair value of tangible net assets            $   728
         Goodwill                                       9,272
                                                       ------
                                                      $10,000
                                                       ======

The amount allocated to goodwill is being amortized over an estimated useful life of 7 years using the straight-line method.

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at the beginning of the fiscal periods presented.

                                        Pro Forma Six Months
                                        Ended June 30, 2000
                                       (In thousands, except
                                          per share data)
                                      ----------------------
                                         2000         1999
                                       --------     --------
Revenue                                $17,886      $14,130

Net loss                                (5,217)      (5,749)

Net loss applicable to common shares    (5,278)      (4,651)

Net loss per share- basic and diluted  $ (0.32)     $ (0.36)

NOTE 10.   CONTINGENCIES

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

NOTE 11.   SEGMENT INFORMATION

Ramtron is engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two principal businesses, ferroelectric nonvolatile random access memory ("FRAM") technology and products, and high-speed DRAM products called Enhanced-DRAM ("EDRAM") products.

The accounting policies for determining segment net profit (loss) are the same used in the consolidated financial statements. There are no internal sales between segments.

                                   Page-9

The following table represents segment information for the three months ended June 30, 2000 and 1999.

                                          2000                1999
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $   961   $ 3,485   $   870   $ 2,941
Technology license and
   development revenue                  --        --        --        --
Royalties                               13        --        --        --
Customer-sponsored research
   and development revenue           1,600       150     1,516        --
                                   --------  --------  --------  --------
                                     2,574     3,635     2,386     2,941
                                   --------  --------  --------  --------

Operating costs                      4,408     3,918     4,730     2,797
                                   --------  --------  --------  --------
Operating profit (loss)             (1,834)   (  283)   (2,344)      144

Other                                   --        80       (71)       --
                                   --------  --------  --------  --------
Net profit (loss)                  $(1,834)  $  (203)  $(2,415)  $   144
                                   ========  ========  ========  ========

Net profit (loss) excludes interest income, interest expense and special charges of ($123,000) and ($76,000) in 2000 and 1999, respectively, not allocated to business segments.

                                   Page-10

The following table represents segment information for the six months ended June 30, 2000 and 1999.

                                          2000                1999
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Product revenue                    $ 1,657   $ 5,059   $ 1,920   $ 6,124
Technology license and
   development revenue               2,000        --       500        --
Royalties                               13        --        --        --
Customer-sponsored research
   and development revenue           2,751       300     2,322        --
                                   --------  --------  --------  --------
                                     6,421     5,359     4,742     6,124
                                   --------  --------  --------  --------

Operating costs                     10,162     6,753     8,641     6,348
                                   --------  --------  --------  --------
Operating loss                      (3,741)   (1,394)   (3,899)     (224)

Other                                   --       303       (71)       16
                                   --------  --------  --------  --------
Net loss                           $(3,741)  $(1,091)  $(3,970)  $  (208)
                                   ========  ========  ========  ========

Total assets                       $19,629   $21,268   $20,032   $ 8,182

Net loss excludes interest income, interest expense and special charges of ($337,000) and ($129,000) in 2000 and 1999, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected.
Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and HSDRAM products and low-density FRAM products; (iii) acceptance of new high-density FRAM products, which may be developed; (iv) the Company's ability to

                                   Page-11
manufacture its products on a cost-effective and timely basis at its alliance foundry operations; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships;
(vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) future potential changes in the Company's capital structure; (viii) the availability and related cost of future financing; (ix) the retention of key personnel;
(x) the outcome of the Company's patent interference litigation proceedings, and (xi) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

Revenues for the three and six month periods ended June 30, 2000 increased 17% and 8%, respectively, as compared to the same periods in 1999

Technology license and development revenues increased $1.5 million for the six months ended June 30, 2000. The increase in license and development fees is attributable to achievement of a FRAM license milestone in the first quarter associated with an existing license agreement. No further milestones were achieved or new license agreements consummated in the quarter ended June 30, 2000.

Customer-sponsored research and development revenue for the three and six month periods ended June 30, 1999 and 2000 resulted primarily from process development activities with one of the Company's existing FRAM licensees.

Revenue from product sales for the three months ending June 30, 2000, increased $.6 million, approximately 17%, to $4.4 million and decreased $1.3 million, approximately 16%, to $6.7 million for the six month period ended June 30, 2000, as compared to the same periods in 1999. Product sales for the current quarter consisted of $3.5 million from the Company's EDRAM business and $1.0 million from the Company's FRAM business. For the respective period in 1999, EDRAM product sales totaled $2.9 million and FRAM product sales totaled $.9 million.

EDRAM product sales decreased approximately $1.1 million or 17% for the six months ended June 30, 2000, and increased $.5 million or 19% for the three months ended June 30, 2000, when compared to the same periods in 1999. A decrease in EDRAM unit shipments for the first six months of 2000 is the primary reason for decreased product revenues over the same period in 1999. Volume decreases are attributable to fewer 4-megabit EDRAM products sold to customers for use in communications equipment, voice messaging systems and RAID disc controllers. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company continues to focus its sales and development efforts on higher density 16-megabit and 64-megabit memory products. Average sales prices for EDRAM products remained constant between fiscal 2000 and fiscal 1999.

                                   Page-12

FRAM product revenues for the quarter ended June 30, 2000, increased $.1 million to $1.0 million, an increase of 11% as compared to the same period in 1999. For the six month period ended June 30, 2000, FRAM product sales decreased $.2 million to $1.7 million as compared to the same period in 1999. Excluding unit shipments for certain non-recurring manufacturing contracts to deliver RFID products during the first half of 1999, FRAM unit shipments for the six months ended June 30, 2000, increased 34%. This increase is attributable in part to increased availability of FRAM products from the Company's foundry partners, a wider product portfolio due to bringing new products to market and the selective reduction of average selling prices for high volume EEPROM replacement programs to take advantage of shortages in the EEPROM market.

Overall cost of product sales as a percentage of product revenues during the second quarter increased from 55% to approximately 60% as compared with the same period in 1999. EDRAM cost of product sales for the three months ended June 30, 2000 increased to 57% from 48% compared to the same period in 1999. This increase results primarily from the sale of 64-megabit HSDRAM products at lower margins as compared to the Company's higher performance, higher margin, EDRAM products. Cost of sales associated with the Company's FRAM products improved during the quarter to 71% compared to 79% for the same period in 1999. Cost of sales improvements associated with manufacturing substantially all FRAM products at alliance foundry manufacturing facilities were partially offset by the reduction of average unit selling prices during the quarter for selected high volume EEPROM replacement opportunities to take advantage of shortages in the EEPROM market. Overall cost of product sales for the six months ended
June 30, 2000 remained relatively flat at 59% as compared to 56% for the six-month period ended June 30, 1999. Consistent with the quarter-to-quarter changes, EDRAM cost of product sales increased from 48% to 56% and FRAM cost of product sales improved from 79% to 66% during the six-month period ended
June 30, 2000 as compared to the same period in 1999.

Combined research and development expenses remained relatively consistent at $3.0 million in the second quarter when compared with the same period in 1999. For the six-month period ended June 30, 2000 combined research and development expenses increased $.8 million over the same period in 1999 due to increased activity in the FRAM joint development program with Fujitsu. During the three months ended March 31, 1999, the Company allocated the majority of its fabrication facility resources to the production of RFID products, temporarily reducing research and development activities in 1999 when compared to fiscal 2000.

Sales, general and administrative ("SG&A") expenses remained consistent at approximately $2.4 million and $4.9 million for each of the three and six-month periods ended June 30, 2000 and 1999, respectively. As compared to the second quarter of 1999, the Company increased selling and marketing expense approximately $200,000 and amortization expense for patents, goodwill and technology assets approximately $170,000, offset by reductions in financial advisory and legal expenses. For the six month period ended June 30, 2000, the Company recorded increased foreign withholding tax expenses from the recognition of $2.0 million of license and development fee revenues and increases in amortization expense for patents, goodwill and technology assets of $331,000 offset by reduced financial advisory and legal expenses.

                                   Page-13

During the three and six month periods ended June 30, 2000, the Company recognized $.2 million and $1.8 million of non-cash expenses for stock based compensation. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan (the "95 Plan"). These options vest 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the closing price of the Company's common stock was $7.41 per share. The intrinsic value of stock based compensation related to the stock options is $2,539,000 and is recognized as non-cash compensation expense over the vesting period of the options. Accordingly, the Company recorded $1,770,000 of non-cash compensation expense during the six month period ended June 30, 2000. The Company will recognize the remaining compensation expense of $614,000 ratably over the next three quarters.

Related party interest expense increased $111,000 and $268,000 for the three and six month periods ended June 30, 2000, as compared to the same periods in 1999, due to amortization of debt discounts related to the Fund's long-term promissory note and interest expense on the Company's promissory note to DFA.

During the three and six month periods ending June 30, 2000, combined preferred stock dividends, accretion of discount and gains on preferred stock settlements decreased by approximately $361,000 and $128,000, respectively as a result of restructuring the terms of the Company's Preferred Stock on August 6, 1999. Effective as of August 16, 1999, 8,006 shares of Preferred Stock plus accrued dividends were retired and canceled for certain cash payments, or exchanged for shares of common stock at the option of the holder. At June 30, 2000, 907 shares of Preferred Stock were outstanding. Such shares are convertible into the Company's common stock at a fixed conversion price of $5.00 per common share. At June 30, 2000, the outstanding Preferred Stock represents approximately 181,400 equivalent shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenues generated from operations and licensing have been insufficient to fund operations, the Company has depended for funding principally on its stockholders, and in particular from 1989 until February 1995 on Oren L. Benton ("Benton"), a former principal stockholder and director and the former Chief Executive Officer of the Company, and from 1989 through 1997 on the National Electrical Benefit Fund (the "Fund"), a principal stockholder of the Company. Benton and the Fund financed the Company's cash flow requirements through equity investments and loans, most of which were subsequently converted into equity. The Company does not expect to be able to meet its future liquidity needs from either Benton or the Fund.

Cash flow used for operations increased from $5.9 million for the six months ended June 30, 1999, to $6.9 million in fiscal 2000. Cash used for operations, after non-cash charges, decreased from $3.1 million in 1999 to $2.1 million in fiscal 2000. This was more than offset by a $2.2 million increase in working capital requirements in fiscal 2000 versus the first six months of fiscal 1999. The increase in working capital requirements is explained below.

                                   Page-14

Receivables increased to $4.4 million from $1.7 million at the end of 1999. The increase in the receivables balance is primarily attributable to outstanding trade receivables and customer-sponsored research and development fees due to the Company.

Inventories increased to $5.1 million during the six-month period ended
June 30, 2000, from $4.2 million at the end of 1999. Inventory levels increased primarily due to increased FRAM wafer and finished product shipments from the Company's manufacturing alliance partners during the period.

Accounts payable and accrued liabilities decreased approximately $.5 million during the six months ended June 30, 2000 from $4.1 million at the end of 1999 to $3.6 million at June 30, 2000. This decrease resulted primarily from payment of the remaining accrued legal fees associated with the defense of the Company's proprietary EDRAM patent position partially offset by increases in amounts due to manufacturing alliance partners for product shipments.

Deferred revenue decreases of $.6 million are primarily attributable to recognition of customer-sponsored research and development revenue, which was earned in the six month period ended June 30, 2000.

Cash provided by investing activities was $164,000 for the six months ended June 30, 2000, compared to a use of $1.0 million in fiscal 1999. $665,000 was acquired in connection with the Mushkin acquisition transaction. The Company issued $10 million in common stock to acquire Mushkin.

Capital expenditures were $200,000 in fiscal 2000 compared to $100,000 in fiscal 1999. Equipment and plant expenditures are expected to be minimal during the remainder of fiscal 2000.

The Company is currently involved in a patent interference proceeding (see
Note 10 - "Contingencies - Patent Interference Proceeding.") If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

$3.9 million was raised from the issuance of common stock in the first six months of fiscal 2000, primarily from the exercise of common stock warrants. $1.0 million was used for financing activities in the first six months of 1999 for the final payment of a licensing obligation and to settle certain preferred stock obligations.

                                   Page-15

During 2000, the Company will continue to receive cash relating to FRAM and EDRAM licensing agreements for milestone achievements on such agreements. Payments pursuant to potential new licensing agreements may create additional cash flows during 2000 and 2001. An increase in product sales activity and customer-sponsored research and development revenues is anticipated in 2000. Additionally, the Company expects to continue to receive cash inflows for research and development support provided by Fujitsu throughout 2000.

The Company had $7.8 million in cash and cash equivalents at June 30, 2000. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and EDRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the results of pending patent litigation, the Company may be required to seek additional equity or debt financing before or soon after year-end 2000. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue our business operations.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance and can be manufactured in increased volumes and in a more cost-effective manner. The Company has historically depended and continues to depend on revenues from new license arrangements and upon the achievement of milestones under the Company's existing and new license agreements as the major contributor of positive quarterly operating results. Such license revenue does not typically occur on a consistent basis and is, therefore, expected to create substantial fluctuations in the Company's future quarterly revenues and results of operations. Further, the adoption of SAB 101 (See Note 2 - New Accounting Standards) may have the effect of delaying revenue recognition on new license arrangements.

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

                                   Page-16

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

ITEMS 2 - 5 NONE

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1* Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.

     Exhibit 27     Financial Data Schedule

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.

                                   Page-17

(b)  Reports on Form 8-K

     On March 17, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On May 16, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On June 15, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On June 20, 2000, the Registrant filed a report on Form 8-K. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On June 28, 2000, the Registrant filed an Amendment No. 1 to a report on Form 8-K filed on June 15, 2000. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 24, 2000, the Registrant filed an Amendment No. 2 to a report on Form 8-K filed on June 15, 2000. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 14, 2000                           /S/ LuAnn D. Hanson
                                          -------------------------
                                          LuAnn D. Hanson
                                          Acting Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-18