Form 10-Q
period 2000-09-30
RAMTRON INTERNATIONAL CORP
filed 2000-11-13
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 2000

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

Common Stock, $.01 Par Value - 17,475,988 as of November 1, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
              (in thousands, except par value and share amounts)

                                                         Sept. 30,    Dec. 31,
                                                            2000       1999
                                                         ---------   ---------
                                                        (Unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                              $  9,054    $ 10,601
  Accounts receivable, less allowances
   of $388 and $347, respectively                           2,907       1,703
  Inventories                                               6,335       4,174
  Other current assets                                        400         184
                                                         ---------   ---------
      Total current assets                                 18,696      16,662
Property, plant and equipment, net                          5,602       6,064
Intangible assets, net                                     16,947       6,654
                                                         ---------   ---------
                                                         $ 41,245    $ 29,380
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,204    $  3,066
  Accrued liabilities                                         984         985
  Deferred revenue                                          1,920       1,761
  Promissory note and accrued interest, DFA                    --       3,335
  Accrued interest, the Fund                                   --         230
                                                         ---------   ---------
      Total current liabilities                             6,108       9,377
Long-term promissory note, the Fund, net of unamortized
  discount of $823 and $1,234, respectively                 6,177       5,766
                                                         ---------   ---------
      Total liabilities                                    12,285      15,143
Minority interest in subsidiary                               517          --
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 907 and 984 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                    889         914
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 and
    50,000,000 shares authorized, respectively:
    17,473,638 and 14,609,459 shares issued and
    outstanding, respectively                                 175         146
   Deferred compensation                                     (408)     (2,423)
   Additional paid-in capital                             201,046     180,613
   Accumulated deficit                                   (173,259)   (165,013)
                                                         ---------   ---------
      Total stockholders' equity                           27,554      13,323
                                                         ---------   ---------
                                                         $ 41,245    $ 29,380
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Revenue:
   Product sales                         $6,442   $ 2,641   $13,158   $10,685
   License and development fees              --     2,000     2,000     2,500
   Royalties                                 14     1,500        27     1,500
   Customer-sponsored research
     and development                      1,676     1,046     4,727     3,368
                                        --------  --------  --------  --------
                                          8,132     7,187    19,912    18,053
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  4,682     1,824     8,626     6,353
   Research and development               1,651     1,793     5,141     5,048
   Customer-sponsored research
     and development                      1,637     1,036     4,505     3,332
   Sales, general and administrative
     (exclusive of non-cash
     compensation expense shown below)    2,936     2,246     7,779     7,155
   Stock-based compensation                 206        --     1,976        --
                                        --------  --------  --------  --------
                                         11,112     6,899    28,027    21,888
                                        --------  --------  --------  --------
Operating income (loss)                  (2,980)      288    (8,115)   (3,835)

Interest expense, related party            (278)     (217)     (878)     (549)
Other income, net                           120       236       383       384
Minority interest in net loss
  of subsidiary                             153        --       456        --
                                        --------  --------  --------  --------
Net income (loss)                       $(2,985)  $   307   $(8,154)  $(4,000)
                                        ========  ========  ========  ========
Income (loss) per common share:
   Net income (loss)                    $(2,985)  $   307   $(8,154)  $(4,000)
   Dividends on redeemable
     preferred stock                        (25)      (91)      (74)     (371)
   Accretion of redeemable
     preferred stock                         (6)       (5)      (18)     (493)
   Gain on preferred stock settlement        --     3,183        --     3,762
                                        --------  --------  --------  --------
Net income (loss) applicable to common
  shares                                $(3,016)  $ 3,394   $(8,246)  $(1,102)
                                        ========  ========  ========  ========
Net income(loss)per share - basic        $(0.17)   $ 0.27    $(0.51)   $(0.09)
                                        ========  ========  ========  ========
Net income(loss)per share - diluted      $(0.17)   $ 0.26    $(0.51)   $(0.09)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  17,329    12,738    16,229    12,464
                                        ========  ========  ========  ========
  Diluted                                17,329    13,003    16,229    12,464
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(8,154)  $(4,000)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                           2,306     1,763
     Amortization of debt discount, related party              411        --
     Stock-based compensation                                1,976        --
     Minority interest in subsidiary                          (456)       --

Changes in assets and liabilities:
     Accounts receivable                                      (732)   (1,739)
     Inventories                                            (1,786)     (628)
     Accounts payable and accrued liabilities                 (285)      722
     Accrued interest, related party                          (230)      (39)
     Deferred revenue                                         (246)      (81)
     Other                                                      11       114
                                                          --------- ---------
Net cash used in operating activities                       (7,185)   (3,888)
                                                          --------- ---------
Cash flows from investing activities:
   Cash obtained in acquisition                                665        --
   Purchase of property, plant and equipment                  (369)     (217)
   Intellectual property                                      (472)   (1,846)
                                                          --------- ---------
Net cash used in investing activities                         (176)   (2,063)
                                                          --------- ---------
Cash flows from financing activities:
   Payments on license rights payable                           --      (550)
   Issuance of capital stock, net of expenses                5,814        --
   Preferred stock settlement                                   --    (3,300)
   Other                                                        --       (46)
                                                          --------- ---------
Net cash provided by (used in) financing activities          5,814    (3,896)
                                                          --------- ---------
Net decrease in cash and cash equivalents                   (1,547)   (9,847)

Cash and cash equivalents, beginning of period              10,601    15,237
                                                          --------- ---------
Cash and cash equivalents, end of period                   $ 9,054   $ 5,390
                                                          ========= =========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 2000 and 1999 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101, as amended, is required to be adopted in the fourth quarter of 2000. The Company is evaluating the impact SAB No. 101 will have on the Company's financial position and results of operations.

                                   Page-5

NOTE 3.   INVENTORIES

Inventories consist of:
                                            Sept. 30,     Dec. 31,
                                              2000          1999
                                            ---------     --------
                                                (in thousands)
                                            (Unaudited)

                    Finished goods            $4,112       $2,544
                    Work in process            2,223        1,630
                                              ------       ------
                    Total                     $6,335       $4,174
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company to maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at September 30, 2000. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of September 30, 2000.

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

The computation of basic and diluted earnings per share for the quarter ended September 30, 1999 was as follows:

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
                                                         ========

As of September 30, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

                                   Page-7

            Instrument or Obligation                      Common Stock
----------------------------------------------------      ------------
                                                         (in thousands)
Warrants, 25,000 exercisable at $17.00 per share,
  868,810 exercisable at $16.22 per share, 814,212
  exercisable at $10.81 per share, 667,000 exercisable
  at $6.88 per share, 249,818 exercisable at $5.00 per
  share and 905,697 exercisable at $2.25 per share.          3,531
Stock options outstanding as of September 30, 2000
  with a weighted average exercise price per
  share of $12.18                                            2,466
Series A Convertible Preferred Stock, 907 shares
  outstanding and accrued dividends as of
  September 30, 2000 with a conversion price of $5.00
  per share.                                                   186
Promissory note, related party, principal and
  accrued interest as of September 30, 2000 totaling
  $7,000,000 with a conversion price of $5.00 per
  share.                                                     1,400
                                                            ------
Total                                                        7,583
                                                            ======

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount is recorded as deferred compensation and is being amortized over the vesting period of the options as a charge to compensation expense.
Amortization for the three and nine month periods ended September 30, 2000 was $206,000 and $1,976,000, respectively. Unamortized compensation expense as of September 30, 2000 is approximately $408,000.

NOTE 8.   ACQUISITION OF LICENSE

On January 26, 2000, the Company's then wholly owned subsidiary, Enhanced Memory Systems ("EMS"), Inc., entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter. The technology license valued at approximately $1,983,000 is recorded as an intangible asset and is being amortized over the life of the agreement. The increase in the carrying value of the Company's investment in EMS of $1,010,000 as a result of the shares issued to Infineon has been recorded as an increase to additional paid-in capital.

                                   Page-8

NOTE 9.  ACQUISITION OF MUSHKIN INC.

On June 14, 2000, the Company entered into a merger transaction among the Company, a wholly owned subsidiary of Ramtron International Corporation, Mushkin Inc. ("Mushkin"), and the Mushkin shareholders. In this transaction Ramtron acquired all of the issued and outstanding shares of Mushkin for 952,380 shares of Ramtron common stock valued at $10,000,000. The acquisition was accounted for as a purchase. Accordingly, Ramtron's consolidated financial statements include the results of operations of Mushkin since the acquisition date. The total purchase price was allocated based on fair value of assets acquired and liabilities assumed as follows:

                                                  (In thousands)

         Fair value of tangible net assets            $   666
         Goodwill                                       9,334
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

                                       Pro Forma Nine Months
                                        Ended September 30
                                       (In thousands, except
                                          per share data)
                                       ---------------------
                                         2000         1999
                                       --------     --------
Revenue                                 $26,019      $22,802

Net loss                                 (8,202)      (4,475)

Net loss applicable to common shares     (8,294)      (1,577)

Net loss per share- basic and diluted   $ (0.49)     $ (0.12)

NOTE 10.   CONTINGENCIES

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The Patent involved covers a basic ferroelectric memory cell design invention the Company believes is of

                                   Page-9
fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued
United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

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

                                   Page-10

NOTE 11.   SEGMENT INFORMATION

Ramtron is engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two principal businesses, ferroelectric nonvolatile random access memory ("FRAM") technology and products, and high-speed DRAM products called Enhanced-DRAM products.

The accounting policies for determining segment net profit (loss) are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table represents segment information for the three months ended September 30, 2000 and 1999.

                                          2000                1999
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                    $ 1,178   $ 5,264   $   830   $ 1,811
  License and development fees          --        --     2,000        --
  Royalties                             14        --     1,500        --
  Customer-sponsored research
    and development                  1,172       504     1,046        --
                                   --------  --------  --------  --------
                                     2,364     5,768     5,376     1,811
                                   --------  --------  --------  --------

Costs and expenses                   4,602     6,510     4,088     2,811
                                   --------  --------  --------  --------
Operating income (loss)             (2,238)     (742)    1,288    (1,000)

Other                                    8       153       214        (1)
                                   --------  --------  --------  --------
Net income (loss)                  $(2,230)  $  (589)  $ 1,502  $ (1,001)
                                   ========  ========  ========  ========

Net income (loss) excludes interest income, interest expense and miscellaneous charges of ($166,000) and ($194,000) in 2000 and 1999, respectively, not allocated to business segments.

                                   Page-11

The following table represents segment information for the nine months ended September 30, 2000 and 1999.

                                          2000                1999
                                   ------------------  ------------------
                                     FRAM     EDRAM      FRAM     EDRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                    $ 2,835   $10,323   $ 2,750   $ 7,935
  License and development fees       2,000        --     2,500        --
  Royalties                             27        --     1,500        --
  Customer-sponsored research
    and development                  3,923       804     3,368        --
                                   --------  --------  --------  --------
                                     8,785    11,127    10,118     7,935
                                   --------  --------  --------  --------

Costs and expenses                  14,764    13,263    12,730     9,158
                                   --------  --------  --------  --------
Operating loss                      (5,979)   (2,136)   (2,612)   (1,223)

Other                                   14       456       131        17
                                   --------  --------  --------  --------
Net loss                           $(5,965)  $(1,680)  $(2,481)  $(1,206)
                                   ========  ========  ========  ========

Total assets                       $30,512   $10,733   $17,679   $ 8,438

Net loss excludes interest income, interest expense and miscellaneous charges of ($509,000) and ($313,000) in 2000 and 1999, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new EDRAM, ESDRAM, and FRAM products; (ii) broader customer acceptance of its

                                   Page-12

EDRAM, ESDRAM and HSDRAM and FRAM products; (iii) acceptance of new EDRAM, ESDRAM, ESRAM, HSDRAM and FRAM products which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its contract manufacturing foundry partners; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) future potential changes in the Company's capital structure;
(viii) the availability and related cost of future financing; (ix) the retention of key personnel; (x) the outcome of the Company's patent interference litigation proceedings, and (xi) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999.

REVENUES. Total revenues for the quarter ended September 30, 2000 increased $945,000, or 13% from the quarter ended September 30, 1999.

Revenue from product sales increased $3.8 million, or 144% for the quarter ended September 30, 2000, as compared to the same period in 1999. EDRAM product revenues for the quarter ended September 30, 2000 increased $3.5 million to $5.3 million, an increase of 191% as compared to the same period in 1999. The increase in EDRAM product sales is primarily attributable to sales revenue of the Company's Mushkin subsidiary, which was acquired in June 2000, offset by a decline in the EDRAM 4-megabit product sales. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company continues to focus its sales and development efforts on higher density 16-megabit and 64-megabit memory products.

FRAM product revenues for the quarter ended September 30, 2000 increased $348,000 to $1.2 million, an increase of 42% as compared to the same period in 1999. This increase is attributable in part to increased availability of FRAM products from the Company's foundry partners, a wider product portfolio due to bringing new products to market and the selective reduction of average selling prices for high volume EEPROM replacement programs to take advantage of shortages in the EEPROM market.

License and development fees for the quarter ended September 30, 2000 decreased $2 million to zero, as compared to the same period in 1999. This decrease is due to milestone achievements occurring during the quarter ended September 30, 1999. No such milestone achievements occurred during the quarter ended September 30, 2000.

                                   Page-13

Royalty revenue decreased by $1.5 million to $14,000 in the third quarter ended September 30, 2000 as compared to the same period in 1999. This decrease was primarily due to $1.5 million of royalty income recorded in the quarter ended September 30, 1999 under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the quarter ended September 30, 2000 increased by $630,000 to $1.7 million, an increase of 60% as compared to the same period in 1999. This increase resulted primarily from process development activities with one of the Company's existing FRAM licensees and new product development programs in our Enhanced Memory Systems subsidiary.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the third quarter increased from 69% to approximately 73% as compared with the same period in 1999. EDRAM cost of product sales for the quarter ended September 30, 1999 and 2000 was 71% in each period. Cost of sales associated with the Company's FRAM products increased during the quarter from 65% in 1999 to approximately 73% in 2000. Reductions in cost of sales realized from improvements associated with manufacturing substantially all FRAM products at alliance foundry manufacturing facilities were more than offset by the reduction of average unit selling prices during the quarter for selected high volume EEPROM replacement opportunities to take advantage of shortages in the EEPROM market.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended September 30, 2000 increased $459,000 to $3.3 million, an increase of 16% as compared with the same period in 1999. This increase is due to increased activity in the FRAM joint development program with Fujitsu and costs related to the development of new FRAM and EDRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended September 30, 2000 increased $690,000 to $2.9 million, an increase of 31% as compared to the same period in 1999. This increase is primarily attributable to incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000.

STOCK-BASED COMPENSATION. During the quarter ended September 30, 2000, the Company recognized $206,000 of non-cash expenses for stock based compensation. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan. These options vest 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the closing price of the Company's common stock was $7.41 per share. The intrinsic value of stock based compensation related to the stock options is $2,539,000 and is recognized as non-cash compensation expense over the vesting period of the options. The Company will recognize the remaining compensation expense as of September 30, 2000 of $408,000 ratably over the next two quarters.

                                   Page-14

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $61,000 for the quarter ended September 30, 2000, as compared to the same period in 1999, due to the amortization of debt discount related to the Fund's long-term promissory note, which was not present during the quarter ended September 30, 1999.

OTHER INCOME, NET. Other income, net decreased by $116,000 to $120,000 in the quarter ended September 30, 2000, as compared with the same period in 1999. This decrease is attributable to reclaim credits from excess precious metal processing materials during the quarter ended September 30, 1999, which did not occur in 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest increased by $153,000 to $153,000 in the quarter ended September 30, 2000 as compared with the same period in 1999. This increase is the result of the sale of 20% of EMS, previously a wholly owned subsidiary of the Company, to Infineon in January 2000. The minority interest reflects Infineon's share of EMS's loss for the quarter ended September 30, 2000.

NET LOSS APPLICABLE TO COMMON SHARES. Memo adjustments to net loss to arrive at net loss applicable to common shares were as follows:

During the quarter ended September 30, 2000, combined preferred stock dividends, and accretion of redeemable preferred stock declined by $65,000 to $31,000, as compared to the same period in 1999. This decrease is due to fewer preferred shares being outstanding during the quarter ended September 30, 2000. In addition, the gain on preferred stock settlements decreased by approximately $3.2 million to zero, which is due to a gain from preferred stock settlement occurring during the third quarter of 1999. No such transaction occurred during the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Total revenues for the nine months ended September 30, 2000 increased $1.9 million, or 10% from the nine months ended September 30, 1999.

Revenue from product sales increased $2.5 million, or 23% for the nine months ended September 30, 2000, as compared to the same period in 1999. EDRAM product revenues for the nine months ended September 30, 2000 increased $2.4 million to $10.3 million, an increase of 30% as compared to the same period in 1999. The increase in EDRAM product sales is primarily attributable to sales revenue of the Company's Mushkin subsidiary, which was acquired in June 2000, offset by a decline in the EDRAM 4-megabit product sales. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue to occur in future periods as the Company continues to focus its sales and development efforts on higher density 16-megabit and 64-megabit memory products.

                                   Page-15

FRAM product revenues for the nine months ended September 30, 2000 increased $85,000 to $2.8 million, an increase of 3% as compared to the same period in 1999. This increase is attributable in part to increased availability of FRAM products from the Company's foundry partners, a wider product portfolio due to bringing new products to market partially offset by the selective reduction of average selling prices for high volume EEPROM replacement programs to take advantage of shortages in the EEPROM market.

License and development fees for the nine months ended September 30, 2000 decreased $500,000 to $2 million, a decrease of 20% as compared to the same period in 1999. This decrease is due to additional milestone achievements occurring during the quarter ended September 30, 1999, as compared to the nine months ended September 30, 2000.

Royalty revenue decreased by $1.5 million to $27,000 in the nine months ended September 30, 2000 as compared to the same period in 1999. This decrease was primarily due to $1.5 million of royalty income recorded in the quarter ended September 30, 1999 under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the nine months ended September 30, 2000 increased by $1.4 million to $4.7 million, an increase of 40% as compared to the same period in 1999. This increase resulted primarily from process development activities with one of the Company's existing FRAM licensees and new product development programs in our Enhanced Memory Systems subsidiary.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the nine months ended September 30, 2000 increased from 59% to approximately 66% as compared with the same period in 1999. EDRAM cost of product sales for the nine months ended September 30, 2000 increased from 53% to 64%, as compared to the same period in 1999. This increase was due to increased sales of higher cost HSDRAM products through our Mushkin subsidiary which was acquired in June 2000. Cost of sales associated with the Company's FRAM products for the nine months ended September 30, 2000 decreased from 78% to 69%, as compared to the same period in 1999. This improvement was due to wafer pricing improvements realized at one of our manufacturing foundry partners combined with improved manufacturing yields.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the nine months ended September 30, 2000 increased $1.3 million to $9.6 million, an increase of 15% as compared with the same period in 1999. This increase is due to increased activity in the FRAM joint development program with Fujitsu and costs related to the development of new FRAM and EDRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the nine months ended September 30, 2000 increased $624,000 to $7.8 million, an increase of 9% as compared to the same period in 1999. This increase is primarily attributable to incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000.

                                   Page-16

STOCK-BASED COMPENSATION. During the nine months ended September 30, 2000, the Company recognized $2.0 million of non-cash expenses for stock based compensation. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan. These options vest 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the closing price of the Company's common stock was $7.41 per share. The intrinsic value of stock based compensation related to the stock options is $2.5 million and is recognized as non-cash compensation expense over the vesting period of the options. The Company will recognize the remaining compensation expense as of September 30, 2000 of $408,000 ratably over the next two quarters.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $329,000 for the nine month period ended September 30, 2000, as compared to the same period in 1999. This increase is due to the amortization of debt discount related to the Fund's long-term promissory note, which was not present during the nine months ended September 30, 1999.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest increased by $456,000 to $456,000 in the nine months ended September 30, 2000 as compared with the same period in 1999. This increase is the result of the sale of 20% of EMS, previously a wholly owned subsidiary of the Company, to Infineon in January 2000. The minority interest reflects Infineon's share of EMS's loss for the nine months ended September 30, 2000.

NET LOSS APPLICABLE TO COMMON SHARES. Memo adjustments to net loss to arrive at net loss applicable to common shares were as follows:

During the nine months ended September 30, 2000, combined preferred stock dividends, and accretion of redeemable preferred stock decreased by $772,000 to
$92,000.   This decrease is due to fewer preferred shares outstanding during the nine months ended September 30, 2000 and the accretion of the discount on
preferred stock issued in February 1998 ended in April 1999.   In addition, the
gain on preferred stock settlements decreased by approximately $3.8 million to zero, which is due to the gains from preferred stock settlements occurring during the nine months ended September 30, 1999. No such transaction occurred during the nine months ended September 30, 2000.

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

                                   Page-17

Cash flow used for operations increased from $3.9 million for the nine months ended September 30, 1999, to $7.2 million in fiscal 2000. Cash used to fund operating losses, after non-cash charges, increased $1.7 million for the nine-month period ending September 30, 2000 as compared to the same period in 1999. Additionally, for the nine months ending September 30, 2000, working capital requirements increased $1.6 million as compared to 1999.

Accounts receivable increases of approximately $1.2 million since the end of 1999 are primarily attributable to increases in outstanding trade receivables due to the Company.

Inventories increased to $6.3 million during the nine month period ended September 30, 2000, from $4.2 million at the end of 1999. Inventory levels increased primarily due to increased FRAM wafer and finished product shipments from the Company's manufacturing alliance partners during the period.

Accounts payable and accrued liabilities increased approximately $137,000 during the nine months ended September 30, 2000, from $4.1 million at the end of 1999 to $4.2 million at September 30, 2000.

Cash used in investing activities was $176,000 for the nine months ended September 30, 2000, compared to $2.1 million for the same period in 1999. During 2000, cash of $665,000 acquired in connection with the acquisition of Mushkin Inc. was offset by $841,000 in expenditures for capital equipment and intellectual property. Capital expenditures were $369,000 in the nine months ended September 30, 2000 compared to $217,000 in the nine-month period ended September 30, 1999. Equipment and plant expenditures are expected to be minimal during the fourth quarter of 2000. An amount of $472,000 was expended for intellectual property in the nine months ended September 30, 2000, a decrease of approximately $1.4 million from the same period in 1999.

In the first nine months of 2000, net cash provided by financing activities was $5.8 million, which was raised from the issuance of common stock, primarily from the exercise of common stock warrants. During the nine months ended September 30, 1999, net cash used in financing activities was $3.9 million, which primarily consisted of $3.3 million of cash used to effect the Company's preferred stock settlement.

The Company is currently involved in a patent interference proceeding (see
Note 10 - "Contingencies - Patent Interference Proceeding.") If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that such a result could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

                                   Page-18

During the remainder of 2000 and in 2001, the Company will continue to receive cash from product sales and ongoing FRAM and EDRAM customer-sponsored research and development programs. An increase in product sales activity and new technology license agreements is anticipated in 2001. The Company had $9.1 million in cash and cash equivalents at September 30, 2000. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and EDRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing soon after year-end 2000. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

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

The Company is continuing its efforts to improve and increase commercial production and sales of its EDRAM and FRAM products, decrease the cost of producing such products and develop and commercialize new EDRAM and FRAM products.

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

                                   Page-19

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is currently involved in a patent interference proceeding (see Note 10 - "Contingencies - Patent Interference Proceedings". The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On
February 2, 2000 the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

ITEMS 2 - 3 NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 2000, the Company held its 2000 Annual Meeting of Common Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company:

      Name                          Votes For          Votes Against
      -----------------------      -----------         -------------

      L. David Sikes                13,312,968            356,713
      Greg B. Jones                 13,319,003            350,678
      William G. Howard             13,574,959             94,722
      Eric A. Balzer                13,574,439             95,242
      Albert J. Hugo-Martinez       13,567,805            101,876

At the Annual Meeting, the Company's stockholders approved, with 4,969,504 votes cast in favor, 592,148 votes cast against and 25,813 abstentions, an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance under such plan by 1,200,000 shares to a cumulative total of 3,000,000.

                                   Page-20

At the Annual Meeting, the Company's stockholders also approved, with 13,610,648 votes cast in favor, 38,967 votes cast against and 20,066 abstentions, the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000.

ITEM 5 - NONE

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

          Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     On July 24, 2000, the Registrant filed an Amendment No. 2 to a report on Form 8-K filed on June 15, 2000. The item reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On August 16, 2000, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On October 10, 2000, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 10, 2000                         /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-21