Form 10-K405
period 2000-12-31
RAMTRON INTERNATIONAL CORP
filed 2001-03-30
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ----------  to ---------

Commission File Number  0-17739

                       RAMTRON INTERNATIONAL CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   84-0962308
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

   1850 Ramtron Drive, Colorado Springs, Colorado                80921
   ----------------------------------------------              ----------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (719) 481-7000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange
         Title of Each Class                     on which Registered
   -----------------------------                ---------------------
   Common Stock ($.01 par value)                 Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  / X /  No  /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                                    Page-1

The aggregate market value of common stock held by non-affiliates of the registrant as of March 23, 2001 was $75,893,276 based on the closing price of the Company's common stock as reported on the Nasdaq Stock Market.

As of March 23, 2001, 18,973,319 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.   BUSINESS

                                 COMPANY OVERVIEW

Ramtron International Corporation ("Ramtron" or the "Company") is a fabless semiconductor company focused on creating widespread use of its proprietary memory technologies through both direct product sales and licensing activities with the world's leading semiconductor manufacturers. The Company was incorporated in Delaware under the name of Amtec Securities Corporation in January 1984. Its name was changed to Ramtron International Corporation in January 1988.

Ramtron designs, develops, and markets two types of specialty semiconductor memory products; non-volatile ferroelectric random access memory ("FRAM," registered trademark) devices and high-performance enhanced dynamic random access memories("Enhanced-DRAM"). Ramtron's FRAM products are developed and marketed by Ramtron International Corp., while the Company's Enhanced-DRAM products are developed and marketed through its 80% owned subsidiary, Enhanced Memory Systems, Inc.("EMS"). Ramtron's recently acquired, wholly owned subsidiary, Mushkin Inc.("Mushkin"), focuses on meeting the growing aftermarket demand for high-performance DRAM memory products through e-commerce internet sales and operates under the aegis of the Company's Enhanced-DRAM business unit.

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide nonvolatile memory products with unique performance characteristics at a competitive cost. FRAM devices are applicable to such products as digital cameras, smart cards, utility meters, set-top boxes, optical networks, security systems, home and office electronics and industrial controls.

                                    Page-2

The high-performance Enhanced-DRAM products of the Company's EMS subsidiary address the access and retrieval speed limitations of conventional DRAMs and the high costs and high power requirements associated with high-speed static random access memory, known as SRAM. The system performance of our Enhanced-DRAM products approach the speed of a complete SRAM memory system but with significant cost reductions and increased density. Enhanced-DRAM memory devices are applicable to such products as communication switches, workstations, servers, digital signal processor systems, or DSP systems, embedded computers and 3-D Graphics and high performance PCs.

Mushkin is an internet e-commerce reseller of high-performance memory modules built using components secured through many of the world's leading DRAM suppliers. Mushkin products are primarily used in OEM and end-user personal computer systems.

The Company has a business model that derives revenue from two sources: 1) product sales, and 2) licensing and royalty revenues related to its intellectual property. The Company focuses product sales efforts on unique, high performance applications. Fees and royalties are derived from the licensing of the Company's intellectual property to large semiconductor manufacturers. The Company has formed several partnerships to develop and manufacture its memory products. FRAM licensees and partners now include Fujitsu, Rohm, Toshiba, Hitachi, Samsung, Asahi Chemical and Infineon Technologies. Enhanced-DRAM licensees and/or partners now include Infineon Technologies, Cypress Semiconductor, Hewlett Packard and NEC.

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Ramtron operates, projections of future performance, perceived opportunities in the market, statements regarding the Company's mission and vision and statements regarding future potential changes in the Company's capital structure. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expected Future Results of Operations." From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Securities and Exchange Commission.

                                   PRODUCTS

BACKGROUND

To date, the memory market has been divided between two classes of memory products, volatile and nonvolatile. Nonvolatile memory refers to the ability of an integrated circuit memory device to retain data without power, while volatile memory loses its data in the absence of power. There are multiple variations of products within each class because systems designers have been forced to make various tradeoffs and compromises in their designs due to the limitations of each.

                                    Page-3

Nonvolatile Memory. Flash memory, Electrically Erasable Programmable Read Only Memory, or EEPROM, and Erasable Programmable Read Only Memory, or EPROM, are the most common nonvolatile memory technologies. These ROM-type memory devices allow limited numbers of write-cycles before wearing out because of the high stress condition caused by write-cycles. The devices also use large amounts of power and have write times that are much longer than standard random access memory, or RAM, technologies. Another nonvolatile memory device is a battery-backed SRAM, or BBSRAM. Limitations of BBSRAMs include size and shape, cost and battery reliability. Important limitations of current nonvolatile memory technologies include slow write speed, limited write endurance, high power consumption, and in the case of BBSRAM, battery reliability.

Volatile memory. DRAM and SRAM are the two fundamental integrated circuit product categories in the volatile memory market. A microprocessor uses random access memory to hold temporary instructions and data needed to complete tasks. This enables a system's microprocessor to access instructions and data stored in memory quickly. Applications for DRAM and SRAM include PCs, communication switches, workstations, servers and DSP systems.

DRAMs are the most widely used memory device in computing applications today because of their low cost per bit and unlimited random access read/write capability. However, continuing significant improvements in microprocessor speeds and increasing system complexity have created performance bottlenecks at the system level due to two key limitations of today's DRAM technology, slow access speeds, or latency, and limited ability for sustained data output, or bandwidth.

SRAM performs memory functions similar to DRAM, but is much faster and does not require the memory storage cells to be continuously re-charged. However, the large memory cell size of the SRAM makes it significantly more expensive and less power efficient than DRAM. Important limitations of SRAM are high cost per memory bit and low chip density.

Most high-performance systems need combinations of small amounts of SRAM to cache data transfers and high-speed DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's operating systems and applications, and the frequent context changes required by multitasking, create bottlenecks from limited DRAM access and retrieval speed.

FRAM PRODUCTS (Nonvolatile)

Ramtron was the first company to introduce ferroelectric technology in commercial memory products, beginning with a 4-kilobit parallel interface product in late 1992. Since demonstrating this product the Company has attracted a number of licensees, and has broadened its product line and established a merchant market presence. Today, the Company offers a line of serial and parallel interface FRAM memories that have distinct advantages over EEPROM and BBSRAM equivalents. These products are manufactured at multiple foundry partners using the Company's proprietary FRAM technology. The Company also licenses its technology to several large semiconductor manufacturers. The Company sold $4.0 million of FRAM products in 2000.

                                    Page-4

A FRAM memory cell is built using a standard CMOS process with an additional layer of ferroelectric material, in crystal form, between two electrode plates to form a capacitor. This capacitor construction is very similar to that of a DRAM capacitor. Rather than storing data as charge on a capacitor like volatile memory products, a ferroelectric memory stores data within a crystalline structure. These crystals maintain two stable states - a '1' and a '0'. Due to its basic RAM design, the circuit reads and writes simply and easily. However, unlike volatile memories, the data state is stable with or without power. The ferroelectric mechanism is completely different than the floating gate technology used by other nonvolatile memories. FRAM memory products do not require a periodic refresh and when power fails, the FRAM memory retains its data. Regardless of the electrical interface, a FRAM device is structurally designed to operate in a manner very similar to a volatile memory product. Thus it has similar performance to a volatile memory product for both read and write operations.

Ramtron's FRAM technology provides nonvolatile memory products with unique performance characteristics and properties. Ramtron's FRAM devices combine data non-volatility with the benefits of random access memory (RAM) devices including a high number of read and write cycles, high speed for both read and write functions and low power consumption.

In order to accelerate market acceptance, Ramtron developed FRAM serial products based on industry standard EEPROM circuits. These products are offered in 4-kilobit,16-kilobit, 64-kilobit and 256-kilobit densities with selected industry standard interfaces and industry-standard package types. These products compete with EEPROM serial memories with identical pin configurations. As a result of these feature advantages, the Company's FRAM products are currently able to command a price premium versus EEPROM products in selected applications.

In addition to low-density serial memories, the Company offers a line of medium density parallel interface products. In order to accelerate market acceptance, these product designs are based on industry standard SRAM circuits. The primary market these products serve is replacement in multi-device battery-backed SRAM applications, or BBSRAM. SRAMs are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current products include 64-kilobit and 256-kilobit products in industry standard package types.

The Company anticipates increases in its available manufacturing capacity from its foundry partners. The manufacturing and commercialization of FRAM technology associated with each of the Company's foundry partners depends primarily upon each individual foundry's process and product development activities, the timing and results of which are uncertain. The Company intends to continue developing new products as it is able to determine the available manufacturing capacity of each of its foundry partners. In preparation for the anticipated increase in foundry capacity, the Company is currently developing several new products that are expected to provide future revenue growth.

                                    Page-5

The manufacturing costs of FRAM products are presently higher than competing EEPROM and BBSRAM products. The Company and its foundry partners are working to reduce such manufacturing costs and, because of FRAM compatibility with CMOS semiconductor manufacturing and the mask design of FRAM chips, the Company believes that FRAM products are capable of being mass produced on a cost-effective basis.

FRAM Strategy

Our goal is to become the leading worldwide supplier of FRAM devices in specialized, high performance applications and in licensing technologies for memory products. Our strategy includes the following key elements:

Further Penetrate Specialized, High Performance Markets. The markets in which the Company competes are large and extremely competitive. For FRAM technology to be successful, it must first prove its benefits and capabilities to customers. The Company's market strategy is similar to the strategy proven to be successful in the Flash memory market, which is to target specialized applications, gain overall market acceptance, and introduce additional products into larger, main memory markets. The Company's FRAM technology initially competes with EEPROM and Battery Backed SRAM technologies and will compete with Flash memory technology in the future. The Company believes FRAM technology is superior in performance to EEPROM technology and will gain market share accordingly, allowing access to new opportunities and applications. The initial markets that the Company will target include the industrial market, office equipment market and communications market.

Extend FRAM technology into new applications. FRAM technology has product applications beyond stand-alone memory devices. For example, smart cards, micro-controllers, programmable logic devices and radio frequency identification applications often include embedded ROM and/or RAM memories in the device. FRAM memory performance compared to alternative memory solutions offers distinct advantages in such applications. To exploit these product opportunities without diverting focus from the development of FRAM products, the Company has licensed its ferroelectric technology to, and entered into development agreements with, other companies. The Company may elect to pursue selected business opportunities in these areas when appropriate market conditions and suitable partners are identified. In addition, within the Company's capital and financing constraints, the Company continues research and development of ferroelectric material compositions with the aim of further enhancing the performance advantages and cost position of FRAM memories relative to alternative memory solutions (e.g., longer write endurance, lower operational voltage and lower power consumption).

Expand sales and marketing efforts. The Company intends to increase its marketing efforts with a plan to target OEM design and supply chain managers by expanding its sales force with additional corporate and regional account managers and field application engineers to provide increased sales support, expanding its use of manufacturers' representatives and industrial distributors to target international customers and increasing promotional efforts to expand and heighten awareness and preference for FRAM products and the Ramtron brand.

                                    Page-6

Leverage Ramtron's new product development process. The Company believes its product development expertise in the application of FRAM technology is a unique competence. It is the Company's intention to invest to maintain this advantage to the maximum extent it can do so within capital and financing constraints. The Company believes its current product development process enables it to bring FRAM based products to market faster than the competition and minimize the cost of such product development. This expertise is embodied in the Ramtron design methodology, which includes ferroelectric circuit simulation, ferroelectric modeling for multiple foundry processes, ferroelectric memory core libraries, and the institutional knowledge of such memory design. Ramtron plans to continue investing in upgraded design automation and product development activities that further improve productivity and shorten time to market.

Select strategic partners. Ramtron's business objective is to maintain its leadership role in FRAM technology and specialty products by working in cooperation with the world's leading semiconductor manufacturers. Ramtron's partnership strategy is allowing the company to commercialize its products and technologies more rapidly than if it were to rely solely on its own resources. Ramtron maintains a preference for partners that serve a strategic interest by providing complementary technology, production capacity, or market access. Ramtron has license and/or development agreements with Fujitsu, Rohm, Toshiba, Infineon, Hitachi, Samsung and Asahi Chemical. Subject to the specific terms of each agreement, such agreements may include a license to the Company's FRAM technology, royalties, development assistance and/or a call on manufacturing capacity.

Promote Ramtron's intellectual property as an industry standard. Ramtron's strategy is to broadly license its intellectual property and to work with industry leading semiconductor and electronics companies to expand the infrastructure to support its FRAM technology. The Company intends to capitalize on this infrastructure to establish its FRAM technology as an industry standard. The Company generates revenue through technology licenses, royalty payments and service fees from these relationships.

Continue to invest in research and development to maintain technology leadership. The Company will continue to devote much of its research and development efforts towards increasing the densities of its FRAM products to target larger, faster growing markets such as the markets for PDAs, cellular phones, mobile internet devices and other information appliances. In the near future, Ramtron expects to expand its product line to include more integrated products. These Value-added Memories are more highly integrated system solutions that are built upon proven FRAM cores. The Company plans to add peripheral functions that combine well with FRAM. The forthcoming products will include functions that are commonly combined with nonvolatile memory at the system level, and functions that can be improved by integration with FRAM technology. Ramtron has developed a new product family called nonvolatile logic. Nonvolatile logic takes advantage of the fast write and high write endurance characteristics of the underlying FRAM technology. FRAM with Programmable Logic Devices, or PLDs, provides real time programmability for such products. The Company's first nonvolatile logic products were introduced in February 2001.

                                    Page-7

Improve the Company's technological and engineering expertise. Ramtron is focused on using its technological and engineering expertise to develop proprietary technologies to efficiently produce high quality, technologically advanced products that meet the complex and diverse needs of its customer base. Through this expertise the Company has developed patented proprietary technologies. The Company intends to continue to leverage and expand its technological and engineering expertise to develop new proprietary technologies and to further expand its product offerings.

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, FRAM product architectures are protected by worldwide intellectual property rights. Ramtron has 159 patents issued worldwide, which include 89 U.S. patents and 70 foreign patents. Currently, 70 patents are pending, including 29 U.S. patents and 41 foreign patents.

ENHANCED-DRAM PRODUCTS (Volatile)

The Company's 80% owned subsidiary, Enhanced Memory Systems, Inc., designs, markets and sells high performance DRAM based products. Currently, these products are manufactured for the Company by Infineon Technologies AG, 20% owner of EMS, using conventional DRAM manufacturing lines. EMS has developed a family of proprietary Enhanced-DRAM ("EDRAM" (registered trademark)) and Enhanced Synchronous DRAM ("ESDRAM") products that capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. EMS began selling EDRAMs in commercial volumes in the first quarter of 1993.

The Company's EDRAM and ESDRAM components use the same packaging as standard DRAMs. The Company also has a family of EDRAM and ESDRAM single in-line memory Modules, "SIMM", and dual in-line memory modules, "DIMM", that use the same form factor and connectors as standard DRAM SIMM and DIMM modules. This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAMs and to design systems which can use either memory type to provide two performance options.

Because of their low cost per bit and unlimited random access read/write capability, DRAMs are the most widely used memory device in computing applications. However, DRAMs operate at relatively slow speeds. Those applications that require high speed have typically used static random access memories ("SRAMs") to improve memory access and retrieval speed. The large memory cell size of the SRAM makes it significantly more expensive than the DRAM.

To alleviate the problems with DRAMs and SRAMs alternate DRAM architectures have been developed that interleave several memory banks. These products are called synchronous DRAM ("SDRAM") and Rambus DRAM ("RDRAM"). Other
DRAMs, such as extended data output ("EDO") and burst EDO, use pipelining of data. These alternate DRAMs do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high-performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

                                    Page-8

Drawing upon the best features of DRAM and SRAM, the Company uses, its patented, direct mapped registers to combine very fast DRAM cores and SRAM architectures on the same chip. Testing of EDRAM-based systems by EMS's customers has shown system performance improvements up to 2.0 times over similar systems with DRAM or DRAM plus SRAM cache. The Company's patented, integrated solutions have the following benefits:

Reduced Latency.  Ability to get data from memory to processor faster.

Sustained Bandwidth. Ability to deliver memory data continuously to the processor faster.

Lower Cost. For SRAM applications EMS's products provide significantly lower cost due to the use of DRAM cell structures.

Increased Density. EMS provides ESDRAM products with 4x the density of SRAM offerings.

Lower Power. Our products use less power than comparable SRAM solutions, resulting in a lower operating cost and less heat generation.

To address the access and retrieval speed limitations of DRAMs and the high costs associated with high-speed SRAMs, the Company developed a group of 4-megabit EDRAM and 16 and 64-megabit ESDRAM products.

The Company's wholly owned subsidiary, Mushkin Inc. markets and sells high-performance DRAM memory products through e-commerce internet sales. Mushkin is a supplier of high-performance DRAM memory modules built using components secured through many of the world's leading DRAM suppliers, such as Samsung, Hyundai and Infineon. Mushkin sells its modules through direct and retail channels to personal computer system OEMs and end users of personal computer systems.

Enhanced-DRAM Strategy

Target replacement of SRAM. Historically, the Enhanced-DRAM product strategy has been to provide SRAM performance with DRAM density in products with significantly lower pricing than SRAMs. Because of the Company's success in penetrating conventional SRAM markets, the ESRAM product line is being developed with products defined through cooperative agreements with Cypress Semiconductor and Hewlett Packard. In addition, the Company targets participation in large, mainstream market opportunities through the licensing of proprietary technology to leading SRAM manufacturers.

                                    Page-9

Target replacement of DRAM. A secondary strategy is to provide a significant performance upgrade option for industry standard DRAMs in the same memory module socket. This strategy targets the high-performance segments (communications, RAID disk control, DSP, embedded processing, and PC systems) of the main memory marketplace. EMS strives to serve the highest performance segments of these markets while maintaining higher margins than commodity DRAMs. This strategy allows the business to achieve the production volumes necessary to operate an efficient DRAM business while maximizing profit margins in served markets. The Company is also developing additional high density, high performance Enhanced-DRAM products using technology available through its license agreement with Infineon. EMS intends to participate in large, mainstream market opportunities through the licensing of proprietary technology to leading DRAM manufacturers.

Provide leading edge PC solutions. The Company's HSDRAM product line targets high performance needs in the commodity, main memory market. While the majority of the main memory market is satisfied with current standard memory performance, a growing segment of the market desires more from their memory solution. These more aggressive users include both OEMs and end users. The Company's participation in these markets is primarily through its Mushkin subsidiary, who's memory module component suppliers include many of the leading DRAM manufacturers. The HSDRAM products are positioned to provide sizable performance advantages over standard solutions at slightly increased cost and are sold primarily through e-commerce internet sales.

Leverage intellectual property and technology. EMS continues to utilize its proprietary intellectual property and technology available through its agreement with Infineon to develop, market, and sell high performance DRAM and SRAM products. The Company's SRAM products are currently being developed through product development partnerships with Cypress Semiconductor and Hewlett Packard. Enhanced-DRAM products may also be developed through advantageous partnerships. In addition to these product opportunities, the Company also continues to pursue general licensing opportunities whereby its technology would be used to serve applications otherwise unsuited for direct EMS product participation, such as the PC commodity memory market. In order to increase the licensing opportunities for our patented technology, EMS pursued and was granted a superset standard for synchronous EDRAM product by JEDEC during 1998, and the Company plans to continue its effort to make its architectures industry standards.

Acquire and retain quality manufacturing capabilities. EMS plans to produce its products through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for these products by licensing production through multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred if the Company had chosen to manufacture these products with Company-provided resources.

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, EMS product architectures are protected by worldwide intellectual property rights. The Company has 53 patents issued worldwide, including 33 U.S. patents and 20 foreign patents. Currently, 23 patents are pending, including 13 U.S. patents and 10 foreign patents.

                                    Page-10

                        CUSTOMERS, SALES AND MARKETING

Current FRAM Markets and Customers.   The current market for FRAM products most
resembles the markets for EEPROM and BBSRAM products. Ramtron sells products into the industrial sector in applications such as electric power meters and related datacom networks; the office equipment sector in applications such as laser printers, copiers and hand held portable electronic devices; the automotive sector in applications such as odometers and airbag systems; and the communication sector in applications such as electronic telephones and cable modems. Significant customers for the Company's products include Ampy Automaton, Ademco, Aiwa, Motorola, Schlumberger, VDO, Toshiba, Hewlett Packard/Aligent, Siemens, Ricoh, Mitsubishi and Ericsson. Ramtron expects to make improvements in reducing FRAM product manufacturing costs and expand its manufacturing capacity with strategic partners to further penetrate existing markets and to develop new markets and technology standards.

Current Enhanced-DRAM Markets and Customers. The Company's Enhanced-DRAM and ESDRAM technology has been demonstrated to provide a performance advantage and a cost effective memory solution for a variety of the highest performance system applications including personal computer motherboards, accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers, digital signal processing systems and video graphic systems. Significant customers include Motorola, Mylex and Lucent. Also, EMS is currently involved in new product development programs with Cypress Semiconductor and Hewlett Packard. The successful completion of these product development programs in 2001 will allow EMS to generate significant product sales revenue increases beginning in 2002. In addition to Cypress Semiconductor and Hewlett Packard, EMS will also market these products to other customers who require cost effective high performance memory solutions.

Mushkin Inc. markets and sells its high-performance DRAM memory products through e-commerce internet sales to personal computer system OEMs and end users of personal computer systems.

As is typical in the semiconductor industry, Ramtron's products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. Ramtron's internal application experts support customer design-in activities. Such support is an important element of the Company's sales and marketing efforts.

Sales Channels. Ramtron markets memory products through manufacturers representatives and industrial distributors who are supported by directly employed sales managers with regional responsibility. Such marketing activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. The Company anticipates using existing channels for the future sales and distribution of products.

                                    Page-11

We maintain 11 full-time sales and marketing personnel at Ramtron's headquarters in Colorado Springs and have 8 additional employees in California, Texas, Massachusetts, Japan, Hong Kong and Europe. Ramtron has distribution and/or representation relationships with 17 companies in Europe, four in Japan, two in each of Israel, Singapore and Korea and one in each of Hong Kong, Taiwan, China, South Africa, Russia, Mexico, New Zealand and Australia. The Company also has distribution/representation relationships with 28 companies in the United States and one in Canada.

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

                                  MANUFACTURING

Ramtron is a fabless semiconductor manufacturer. The Company's manufacturing strategy is to develop and design new products internally and through co-development alliances, for production by third-party manufacturers. Ramtron's agreements with third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and Enhanced-DRAM products in commercial volumes. Under the fabless business strategy Ramtron will continue to be dependent on other manufacturers for the manufacture of FRAM and Enhanced-DRAM products.

FRAM Manufacturing. Ramtron has entered into arrangements with Fujitsu, Rohm, Toshiba, Hitachi, Infineon and Asahi Chemical for the development and/or manufacture of FRAM products. Ramtron has also entered into a licensing arrangement with Samsung for the Company's ferroelectric technology, which does not include a manufacturing agreement. The Company completed its transition to a fabless manufacturing strategy for FRAM products in 1999. Commercial production of FRAM products at Ramtron's Colorado Springs facility ceased at the end of the first quarter in 1999.

The Company has entered into foundry supply agreements with two of its Japanese partners, Rohm and Fujitsu. Both are currently manufacturing the Company's FRAM products. The Company has not yet negotiated foundry supply agreements with Hitachi, Toshiba or Infineon, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions.

Enhanced-DRAM Manufacturing. Ramtron is currently dependent upon Infineon for supply of its Enhanced-DRAM products. Ramtron builds its Enhanced-DRAMs on Infineon's standard, proven manufacturing lines to which no process changes are required. In February 1998, the Company entered into a manufacturing foundry agreement with Infineon whereby Infineon agreed to manufacture and sell to the Company ESDRAM products and other products using the Company's Enhanced-DRAM technology.

                                    Page-12

In January 2000, the Company expanded its relationship with Infineon Technologies. Infineon acquired 20% ownership in EMS, the Company's formerly wholly owned subsidiary, which conducts the Company's Enhanced-DRAM and ESDRAM business, in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. The agreement has a term of six years with optional two-year renewal periods thereafter. Infineon does not have any rights to the Company's Enhanced-DRAM or ESDRAM technology, however, the agreement provides EMS with access to the results of Infineon's integrated circuit research and development efforts.

Additionally, EMS has a license arrangement with NEC Corporation for Enhanced-DRAM technology, which does not include a manufacturing agreement.

Mushkin Inc. secures DRAM component parts from leading DRAM manufacturers and subcontracts, to third parties in the U.S., its memory module assembly and test operations.

Under the fabless business strategy the Company will continue to be dependent on other manufacturers for the manufacture of FRAM and Enhanced-DRAM products. The Company's business may be adversely affected by the unavailability of an individual foundry partner's capacity from time to time. However, the Company believes that as a consequence of multiple foundry relationships, it has more flexibility in the long term in producing its products than other similarly sized companies. The Company believes that the raw materials and services required for the manufacture of its products at its manufacturing foundry partners are readily available.

As is customary in the semiconductor industry, Ramtron and its third-party manufacturers subcontract with foreign companies to assemble and test finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by Ramtron or the third-party manufacturers and are implemented under supervision of Ramtron's product engineers or such third-party manufacturers. Such subcontracted functions offer significant economic benefits, however, they also introduce substantial risks. The Company expects to receive lower priority from such subcontractors than do larger firms as a result of the Company's initial limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company maintains an active effort to manage these subcontracted operations and to minimize any associated risks.

                         RESEARCH AND DEVELOPMENT

Development of additional FRAM and Enhanced-DRAM technologies and products and the associated design development and manufacturing processes will require Ramtron to continue making significant additional investments in research and development. Current research and development activities are focused on expanding the Company's product offerings of both the FRAM and Enhanced-DRAM business segments. In addition, the Company continues limited investment in ferroelectric materials and process technology development.

                                    Page-13

During 1999, Ramtron entered into a co-development agreement with Fujitsu to pursue an advanced FRAM manufacturing process. The agreement called for Ramtron and Fujitsu to develop a 0.35-micron FRAM manufacturing process in the Company's Colorado Springs facility. Fujitsu provided development program funding over a two-year period and several pieces of wafer fabrication equipment to be used in the development program. This program was successfully completed during the fourth quarter of 2000 and Fujitsu is currently integrating this process technology into its manufacturing facility in Iwate, Japan.

Approximately 53 of the Company's employees are engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of our products. Total research and development expenditures were approximately $13.4 million in 2000, $12.1 million in 1999 and $11.7 million in 1998 including customer-sponsored research and development expenditures of approximately
$5.4 million in 2000, $4.9 million in 1999 and $826,000 in 1998.

                                 COMPETITION

The semiconductor memory industry is intensely competitive. Both our FRAM and Enhanced-DRAM products experience intense competition from numerous domestic and foreign companies. Ramtron may be at a disadvantage in competing with many of these competitors who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations.

FRAM PRODUCTS. Ramtron considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, Battery Backed SRAM and Nonvolatile RAM products in low-density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, Ramtron's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics, Motorola, Inc. and Hitachi and by specialized product companies, including Maxim Integrated Products, Atmel, Xicor, and Rohm.

Using the Company's FRAM technology, Ramtron introduces product performance as a new competitive factor, which has varying importance depending on the customer and the application. Currently, Ramtron's FRAM manufacturing costs are higher than those for conventional competing technologies resulting in a price premium for FRAM products that, for example, compete directly with EEPROM products. The Company is, therefore, seeking a strategy of targeting applications where the FRAM technology advantages may offset higher product prices. One result of this strategy is a smaller market in which FRAM products can be sold. The Company will continue to emphasize FRAM product benefits while the Company and its manufacturing partners work to reduce the cost of production.

                                    Page-14

ENHANCED-DRAM PRODUCTS. DRAM products are manufactured by numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities. Because the Company's Enhanced-DRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products, such as high performance SDRAM, RDRAM, and fast SRAM, manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu, and MoSys to be competitive with its Enhanced-DRAM and ESDRAM products. The Company also considers its Enhanced-DRAM and ESDRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

Since the competition is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Ramtron faces intense competition based on these factors.

Ramtron's licensees may market products, which compete with the FRAM and Enhanced-DRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or Enhanced-DRAM products for their own account. For example, as part of the Company's agreements with Hitachi, Rohm, Toshiba, Fujitsu, Asahi Chemical, Samsung and Infineon, Ramtron granted each of those companies a non-exclusive license to FRAM technology and know-how, which includes the right to manufacture and sell products using FRAM technology. Cypress Semiconductor and NEC were each granted a limited license to the Company's Enhanced-DRAM product technology. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or Enhanced-DRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis.

To the extent that any of our products achieve market acceptance, there can be no assurance that competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and Enhanced-DRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production permitting its products to be sold at a price that is both competitive and profitable and on its ability to design products that successfully address customer requirements. Ramtron's success also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of the Company's customers in selling their products, the success of the protection of Ramtron's intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products.
There can be no assurance that the Company's FRAM or Enhanced-DRAM technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or Enhanced-DRAM products.

                                    Page-15

More than 50% of the Company's Enhanced-DRAM product sales in 2000 were to the Company's top three customers, Mylex Corporation, Lucent Technologies and Motorola. As a result of the concentration of the Company's Enhanced-DRAM customer base, any substantial reduction or cancellation of business from any of those customers, or any significant decrease in the prices of Enhanced-DRAM products sold to them, could have a material adverse effect on the Company's cash flow, operating results and financial condition (see "Note 12 - Segment and Geographic Area Information" in Notes to Consolidated Financial Statements,
Item 8. Financial Statements and Supplementary Data).

Export product sales as a percentage of total product sales were 26%, 20% and 26% for the years 2000, 1999 and 1998, respectively.

                           ENVIRONMENTAL COMPLIANCE

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

                        PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and Enhanced-DRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. See "Item 3. Legal Proceeding." The Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which currently, and for the foreseeable future, is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company

                                    Page-16
operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceeding." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its Enhanced-DRAM products, and the Company has other patents and patent applications involving its Enhanced-DRAM technology pending.

The Company holds 122 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and June 2018. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. The Company has applied for 42 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. The Company holds 95 unexpired foreign patents and has 51 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson, Nippon Steel or Fujitsu.

In addition to prosecuting patent infringement, the Company protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with all vendors, visitors and technical employees.

The Company believes its inventions are of fundamental importance to its ferroelectric and Enhanced-DRAM technology and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company's inventions. There is evidence that other companies are seeking to develop and patent technology similar to the Company's technologies. Furthermore, other companies may seek to reverse engineer the Company's products.

                                  EMPLOYEES

The Company has 128 employees, including 18 in management and administration, 53 in research and development, 38 in manufacturing and 19 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan, the 1995 Stock Option Plan, as amended, or the 1999 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chairman, William W. Staunton, the Company's Chief Executive Officer; Greg B.

                                    Page-17

Jones, the Company's President-FRAM business unit and Chief Operating Officer; LuAnn D. Hanson, the Company's Chief Financial Officer and Vice President of Finance; Craig W. Rhodine the Company's President-Enhanced-DRAM business unit; and Donald G. Carrigan, the Company's Vice President of Sales and Marketing-FRAM business unit, William Mushkin, President of the Company's Mushkin subsidiary have an employment agreement with the Company, and none of the Company's employees has a post-employment non-competition agreement with the Company. The Company believes that its employee relations are good.

                                 OTHER EVENTS

The Company and Infineon Technologies, AG entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,448 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction Infineon will own approximately 20% of the Company's outstanding common stock. The Company may transfer or sell its interest in the Infineon shares in four equal installments six, nine, twelve and eighteen months from the date of the initial closing, February 2, 2001. Infineon may transfer or sell its interest in the Company's shares in two equal- installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001 providing the Company with $10 million in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,448 Infineon shares.

Item 2.   PROPERTIES

The Company owns a 69,000-square foot building in Colorado Springs, which serves as its principal executive offices and as a research and development facility. The facility has a small Class 10 semiconductor clean room that currently is used in ferroelectric research and development activities related to advanced FRAM manufacturing process and materials development. The Company's land, building and equipment are subject to a first deed of trust and security interest in favor of the National Electrical Benefit Fund to secure a $7.0 million (principal and accrued interest) credit facility extended to the Company in September 1995 and amended in August 1999. The Company believes that its existing facilities are adequate for its needs in the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic

                                    Page-18
ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued
United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

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

                                    Page-19

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

L. David Sikes         59    Chairman of the Board
William W. Staunton    53    Chief Executive Officer
Greg B. Jones          53    Director, President and Chief Operating Officer
LuAnn D. Hanson        41    Chief Financial Officer, Vice President of
                             Finance and Corporate Secretary
Donald G. Carrigan     53    Vice President of Sales and Marketing (FRAM
                             Products Business)
Craig W. Rhodine       37    President(Enhanced-DRAM Products Business)

Mr. Sikes has served as the Company's Chairman of the Board since April 1995 and has been a director of the Company since September 1992. From April 1995 until he resigned in December 2000, Mr. Sikes also served as Chief Executive Officer. Prior to becoming Chairman of the Board and Chief Executive
Officer, Mr. Sikes was the Company's President and Chief Operating Officer from July 1992 until January 1995, at which time he left the Company and joined Micro Component Technology Inc., a semiconductor equipment manufacturer, as its Chairman, President and Chief Executive Officer from January 1995 until April 1995. Prior to joining Ramtron, Mr. Sikes was President and Chief Executive Officer of ASM America, Inc., a semiconductor equipment company, from January 1991 until June 1992, and Executive Vice President and General Manager of ASM Epitaxy, a semiconductor equipment manufacturer, from February 1989 until December 1990. Prior to his tenure with ASM Epitaxy, Mr. Sikes spent 18 years with Motorola, Inc. ("Motorola") in various management and executive positions including Vice President and Director of Semiconductor Research and Development Lab. His experience also includes several management and engineering roles with Eastman Kodak and National Semiconductor Corporation. Mr. Sikes received his Bachelor of Science degree in Electrical Engineering from Massachusetts Institute of Technology.

Mr. Staunton joined the Company as a Director and the Company's Chief Executive Officer in December 2000. Prior to joining the Company, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, a company which designs and manufactures multi-chip modules and board products for commercial satellite applications, from March 1999 until December 2000. Mr. Staunton was Executive Vice President of Valor Electronics Inc., from April 1996 until April 1999. Valor Electronics designs and manufactures magnetic filter products for use in local area networks and communications products. His experience also includes serving as Vice President at Applied Micro Circuits Group from December 1987 until March 1996. Mr. Staunton holds a Bachelors of Electrical Engineering from Utah State University.

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

Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995 she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. In February 2000 Ms. Hanson was named Chief Financial Officer and Vice President of Finance. Ms. Hanson is a certified public accountant and has over 19 years of professional finance experience including 15 years of semiconductor industry experience. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center.
Ms. Hanson attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

Mr. Carrigan joined the Company in November 1989 as Sales Manager and in July 1990 was named Director of Marketing and Sales and held that position until October 1992, when he became Vice President of Sales. In July 1996
Mr. Carrigan became an officer of the Company and in January 1997, he was named Vice President of Sales and Marketing. In February 1999 Mr. Carrigan was named Vice President and General Manager of the Company's FRAM Product Business.
Mr. Carrigan is currently Ramtron's Vice President of Sales and Marketing for the FRAM Product Business. Mr. Carrigan has over 28 years of semiconductor industry experience in research and development, design, operations, marketing and sales. Prior to joining the Company, Mr. Carrigan held various managerial and technical positions, including Vice President of Sales and Marketing for Information Storage Incorporated, an optical storage system venture between Eastman Kodak Co. and Kawasaki Steel. He also held positions as Product and Test Engineering Manager and Director of Marketing for INMOS Corporation; Design Manager for NCR Microelectronics; IC Design Engineer in the Corporate Research Labs of Texas Instruments; and Design Manager for SRAMs with the Advanced MOS Memory Division of Texas Instruments. Mr. Carrigan received his Bachelor of Science degree in Electrical Engineering from the University of Tennessee and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Mr. Rhodine joined the Company in August 1992 as Project Engineer and in February 1994 he was named Engineering Manager. In August 1995, Mr. Rhodine was named General Manager of Enhanced Memory Systems, Inc. ("EMS"), a wholly

                                    Page-21
owned subsidiary of Ramtron, and in March 1997, Mr. Rhodine became Vice President and General Manager of EMS. In February 2001 Mr. Rhodine was named President of EMS. Mr. Rhodine became an officer of the Company in January 1998. Mr. Rhodine has over 15 years of experience in the semiconductor industry in engineering, development, and operations. Prior to joining the Company, Mr. Rhodine was a Member of the Group Technical Staff at Texas Instruments where he was involved with memory product development. Mr. Rhodine received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2000 and 1999 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2000
----
First Quarter  . . . . . . . . . . . . . . . . . .  $29.44       $ 6.75
Second Quarter . . . . . . . . . . . . . . . . . .   20.00         7.38
Third Quarter  . . . . . . . . . . . . . . . . . .   22.38        10.25
Fourth Quarter . . . . . . . . . . . . . . . . . .   10.69         4.28

1999
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.30        $2.03
Second Quarter . . . . . . . . . . . . . . . . . .    4.22         2.50
Third Quarter  . . . . . . . . . . . . . . . . . .    3.13         1.69
Fourth Quarter . . . . . . . . . . . . . . . . . .    9.00         1.88

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 23, 2001, the last reported sale of the Company's common stock was $4.00 per share. As of March 23, 2001, there were approximately 2,180 record holders of the Company's common stock.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its operations.

                                    Page-22

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                          Year Ended December 31,
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)

Net revenues                   $26,079   $24,871   $18,554   $20,495   $31,391
Gross margin, product sales      6,263     5,170(1)  7,158(2)  3,863     3,910
Operating loss                 (12,925)   (5,825)  (12,985)   (9,128)   (5,231)
Net loss applicable to
  common shares                (14,497)   (2,035)  (19,141)   (8,857)   (5,737)
Net loss per share - basic
  and diluted                    (0.88)    (0.16)    (2.23)    (1.19)    (0.80)

Working capital                  6,943     7,285     5,246     4,819    12,157
Total assets                    38,362    29,380    33,347    31,054    31,762
Total long-term obligations      6,314     5,766        --        --     3,721
Stockholders' equity            21,501    13,323    17,062    17,536    22,272
Cash dividends per
  common share(3)                   --        --        --        --        --

-----------------

(1)  Excludes provision for inventory write-off of $1.2 million.

(2)  Excludes loss on manufacturing contract of $1.2 million.

(3) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely

                                    Page-23
completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its Enhanced-DRAM and ESDRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vi) the availability and related cost of future financing;
(vii) the retention of key personnel; (viii) the outcome of the Company's patent interference litigation proceedings; (ix) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (x) current negative trends in the global economy. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and Enhanced-DRAM products. Revenue has been derived from the sale of the Company's FRAM and Enhanced-DRAM products beginning in 1992. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of license development agreements, and the achievement of related performance milestones.

For 2000, 1999 and 1998, FRAM product sales represented approximately 22%, 27% and 15% of total product sales revenue, respectively, while Enhanced-DRAM product sales accounted for 78%, 73% and 85%, respectively, for the same periods. During these periods, product sales revenue accounted for approximately 70%, 53% and 95%, respectively, of total revenues, the remainder of which were generated principally from license and development fees, royalties and customer-sponsored research and development revenue. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs for certain of its products, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing.

The Company has entered into development and/or licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, Cypress Semiconductor, Hewlett Packard and Infineon to advance the development of both its FRAM products and Enhanced-DRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. In December 1996, the Company also entered into a license agreement with Samsung, although such arrangement does not include any development activities between the Company and Samsung or the availability of

                                    Page-24
manufacturing capacity to the Company from Samsung. In addition to these licensing and/or development arrangements, in December 1997, the Company entered into a FRAM development agreement with Asahi which does not currently include a license to the Company's FRAM technology. In March 1999, the Company entered into a two year joint development agreement with Fujitsu to pursue the development of advanced FRAM manufacturing processes. This agreement provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed during the fourth quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO 1999

REVENUES.  Total revenues for 2000 increased $1.2 million, or 5% from 1999.

Revenue from product sales increased $5.1 million, or 39%, for 2000, as compared to 1999. Enhanced-DRAM product revenues for 2000 increased $4.6 million to $14.3 million, an increase of 48% as compared to 1999. The increase in Enhanced-DRAM product sales is primarily attributable to sales revenue of the Company's Mushkin subsidiary, which was acquired in June 2000, offset by a decline in the Enhanced-DRAM 4-megabit product sales, which was due to fluctuating demand from a small number of customers. Demand for this product will continue to decline in 2001.

FRAM product revenues for 2000 increased $480,000 to $4.0 million, an increase of 14%, as compared to 1999. This increase is attributable in part to increased availability of FRAM products from the Company's foundry partners, a wider product portfolio due to bringing new products to market and the selective reduction of average selling prices for high volume EEPROM replacement programs to take advantage of shortages in the EEPROM market. During 2000, the Company introduced six new FRAM products. The FRAM product portfolio now contains ten products in multiple package configurations with a density range of 4-kilobit to 256-kilobit.

The Company recognized $2.0 million in license and development fee revenue during 2000 as compared to $5.2 million in 1999. License and development fee revenue in 2000 and 1999 resulted from the achievement of contractual milestones in existing licensee and development partner agreements.

During 1999, the Company recognized royalty revenues of $1.5 million compared with $188,000 of royalty revenue recorded in 2000. The $1.5 million nonrefundable payment was received under a FRAM licensing agreement with an existing licensee. The payment was consideration for a direct licensing right to use Ramtron intellectual property in the design, manufacture and sale of RF/ID products. During 2000, the Company recorded a $1.5 million cumulative effect of an accounting change regarding such revenues as required by newly issued Staff Accounting Bulletin No. 101. Had the Company accounted for such license fees in 1999 consistent with the method adopted in 2000, no royalty revenue would have been recognized in 1999.

                                    Page-25

Customer-sponsored research and development revenue for 2000 increased by $607,000 to $5.6 million, an increase of 12% as compared to 1999. During 2000 and 1999, the Company was engaged with Fujitsu for the purpose of developing a
0.35 micron advanced FRAM manufacturing process. Customer-sponsored research and development revenue of $4.0 million each year is attributable to the 0.35 micron Fujitsu process development program. The Fujitsu program was successfully completed in the fourth quarter of 2000. In addition, the Company recognized customer-sponsored research and development revenues in 2000 from product development agreements with Cypress Semiconductor Corporation and Hewlett Packard for the development of next generation Enhanced-DRAM products.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during 2000 increased from 61% to approximately 66% as compared with 1999. Enhanced-DRAM cost of product sales for 2000 increased from 56% to 63% when compared to 1999. Increases in cost of product sales in the Enhanced-DRAM business unit is primarily attributable to the Company's Mushkin subsidiary which was acquired in June 2000. Cost of product sales as a percentage of product revenue in 2000 for the Company's Mushkin subsidiary is 77% as compared to 51% for the Company's EMS subsidiary. Cost of sales associated with the Company's FRAM products remained relatively flat at 75% in 2000 compared to 74% in 1999.

PROVISION FOR INVENTORY WRITE-DOWN. During 1999, the Company increased its provision for excess and obsolete inventory by $1.2 million. The Company determined it had excess inventories of a specialty FRAM product built for a selected market segment. Additionally, the Company determined that certain FRAM products manufactured in the Colorado Springs fabrication facility, prior to receiving product from its foundry partners, should be scrapped due to inferior performance attributes as compared to the same product manufactured by the Company's foundry partners. No such charge occurred in 2000.

RESEARCH AND DEVELOPMENT. During 2000 research and development costs (including customer-sponsored research and development) increased $1.3 million to $13.4 million as compared to $12.1 million in 1999. During 2000 and 1999 the Company incurred research and development expenses related to new product development programs in both the Company's FRAM and Enhanced-DRAM business units. Throughout 2000 and 1999 the Company was engaged in a 0.35 micron advanced FRAM manufacturing process development program with Fujitsu. This development program provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed in the fourth quarter of 2000. Funding to Ramtron in 2000 and 1999 from this agreement totaled $4.0 million each year. The Company anticipates that overall research and development costs will increase during 2001 and in future years as new FRAM and Enhanced-DRAM products and technologies are developed.

                                    Page-26

SALES, GENERAL AND ADMINISTRATIVE.  Sales, general and administrative
("SG&A") expenses for 2000 increased $2.1 million to $11.4 million, an increase of 22% as compared to 1999. This increase is primarily attributable to non-recurring charges related to financing activities and incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2000 were $1.4 million, including $700,000 related to goodwill amortization.

The Company believes SG&A expenses for 2001 will increase as compared to 2000, primarily due to increased sales and marketing expenses. The Company expects increases in sales representative commissions as product sales increase and also increased marketing expenses related to the promotion of its products.

STOCK-BASED COMPENSATION. During 2000, the Company recognized $2.2 million of non-cash expenses for stock-based compensation as compared to $155,000 in 1999. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vest 50% on March 31, 2000 and 50% on
March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the intrinsic value of the options
Of $2,578,000 was recorded as deferred compensation. The Company will recognize the remaining compensation expense of $202,000 during the first quarter of 2001.

INTEREST EXPENSE. Related party interest expense in 2000 increased $247,000, totaling $1.2 million, primarily related to non-cash amortization of a note payable discount for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund.

MINORITY INTEREST IN SUBSIDIARY. Minority interest in losses of the Company's EMS subsidiary of approximately $700,000 was recognized in 2000. This increase is the result of the sale of 20% of EMS, previously a wholly owned subsidiary of the Company, to Infineon in January 2000. The Company received a license valued at approximately $2.0 million for the 20% interest EMS and a call on wafer manufacturing capacity.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition for 2000 was

                                    Page-27
to increase income before the cumulative effect of the accounting change by approximately $150,000 or $0.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000. The results of periods prior to 2000 were not restated as a result of this accounting change. Had this accounting policy been applied to prior periods, net loss and net loss per common share for 1999 would have been $7.7 million and $0.28, respectively. There would not have been an impact on 1998 results.

NET LOSS APPLICABLE TO COMMON SHARES. During 2000, combined preferred stock dividends, and accretion of redeemable preferred stock declined by $761,000 to $123,000. This decrease is due to the preferred stock restructuring in 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO 1998

REVENUES.  Total revenues for 1999 increased by $6.3 million, or 34% from 1999.

Revenue from product sales decreased $4.5 million, or 25%, as compared to 1998. Enhanced-DRAM product revenue for 1999 decreased $5.4 million to $9.6 million, a decrease of 36% as compared to 1998. The decrease in Enhanced-DRAM product revenue results primarily from a decrease in the volume of Enhanced-DRAM 4-megabit products ordered and shipped to new and existing customers. The downward trend in 4-megabit Enhanced-DRAM product revenues was a result of fluctuations in demand from a limited number of 4-megabit Enhanced-DRAM customers.

FRAM product revenue for 1999 increased $939,000 to $3.5 million, an increase of 37% compared to 1998. The increase in FRAM product revenues resulted primarily from increased availability of FRAM products from one of the Company's FRAM foundry manufacturing sources and from renewed sales and marketing activities resulting from the increased availability. The Company was able to maintain average selling prices on its products during 1999 despite price declines in competing products during the year. FRAM product sales for 1999 consisted of 4-kilobit, 16-kilobit and RFID FRAM products.

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

                                    Page-28

During 1999, the Company recognized royalty revenues of $1.5 million compared with no such royalty revenue recorded in 1998. The $1.5 million nonrefundable payment was received under a FRAM licensing agreement with an existing licensee. The payment was consideration for a direct licensing right to use Ramtron intellectual property in the design, manufacture and sale of RF/ID products. Had the Company applied the accounting for such revenues adopted in 2000 retroactively to prior years, no such royalty revenue would have been recognized 1999 or 1998.

Customer-sponsored research and development revenue for 1999 increased by $4.1 million to $5.0 million. Increases in customer-sponsored research and development activities during 1999 were primarily the result of entering into an advanced FRAM manufacturing process development agreement with Fujitsu in March 1999.

COST OF SALES. Overall cost of product sales as a percentage of product revenues increased from 59% in 1998 to 61% in 1999. The cost of product sales as a percentage of product revenues for the Company's FRAM products were approximately 74% in 1999 and 94% in 1998. Cost of product sales as a percentage of product revenues for the Company's FRAM products improved during 1999, primarily from cost reductions achieved through manufacturing the Company's FRAM products at an alliance foundry partner in Japan. Additionally, the Company was able to reduce its costs of subcontract product assembly and testing on a per unit basis.

The cost of product sales as a percentage of product revenues for the Company's Enhanced-DRAM products were approximately 56% in 1999 and 53% in 1998, respectively. The increase in 1999 is primarily due to lower average selling prices on certain of the Company's 4-megabit Enhanced-DRAM products. During the latter part of 1999 the Company decided to sell low demand "512K X 8" EDRAM products at significantly discounted prices. The discounted sale of the "512K X 8" EDRAM inventory helped a significant customer lower overall system costs in a price sensitive application. Substantially all of the "512K X 8" EDRAM product was sold during 1999.

PROVISION FOR INVENTORY WRITE-DOWN. During 1999, the Company increased its provision for excess and obsolete inventory by $1.2 million. The Company determined it had excess inventories of a specialty FRAM product built for a selected market segment. Additionally, the Company determined that certain FRAM products manufactured in the Colorado Springs fabrication facility, prior to receiving product from its foundry partners, should be scrapped due to inferior performance attributes as compared to the same product manufactured by its foundry partners. Including the write-down of inventories, cost of product sales as a percentage of revenues would have been 70% for 1999.

LOSS ON MANUFACTURING CONTRACT. In August 1998, the Company entered into a contract with Cubic Corporation to manufacture, in the Company's Colorado Springs manufacturing facility, a limited number of RFID memory chips using the Company's FRAM memory technology. As of December 31, 1998, the Company determined that the total contract revenue compared with the estimated contract

                                    Page-29
costs of manufacturing this product indicated that a loss in fulfilling the contract would be incurred. The loss resulted from low product manufacturing yields, raw material quality issues and complications in product testing due to the complexity of the chip design. Accordingly, the Company recorded a charge to earnings reflecting the total estimated loss to be incurred in the fulfillment of the contract in the amount of $1,163,000. The manufacturing of this product was completed in March 1999. Including the loss on the manufacturing contract, cost of product sales as a percentage of revenues would have been 66% in 1998.

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

SALES, GENERAL AND ADMINISTRATIVE. 1999 sales, general and administrative expense("SG&A") increased $1.3 million to $9.3 million as compared to $8.1 million in 1998. These increases are primarily attributable to legal and financial advisory fees incurred in connection with the Company's preferred stock restructuring efforts and from increased foreign withholding taxes related to license and development fee revenues recognized during 1999.

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

The Holders were not required to accept, by way of this adjustment, a number of common shares which would cause the total number of common shares held by the Holders to exceed 4.99% of the total outstanding common stock of the Company. The Company could be required to effect the adjustment in excess of 4.99% by cash refund. As of December 31, 1998, the cash obligation was $3.2 million. During 1999, 466,338 shares were issued to the Holders. On July 20, 1999, the Company's shareholders approved a restructuring plan that created one-year unsecured promissory notes for the cash refund amount at an 8% interest rate and maturing July 31, 2000. In accordance with the provisions of the promissory notes, on February 29, 2000, the Holders elected to convert the outstanding principal and accrued and unpaid interest of approximately
$3.4 million into common stock of the Company at a conversion rate of $5.00 per share. Accordingly, 675,547 common shares were issued to the Holders.

                                    Page-30

INTEREST EXPENSE. Related party interest expense in 1999 increased $245,000 totaling $914,000 primarily related to non-cash amortization of a note payable discount recorded during 1999 for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund.

IMPUTED DIVIDENDS/ACCRETION OF DISCOUNT ON CONVERTIBLE PREFERRED STOCK.
Imputed dividend and accretion of discount results from certain provisions of the Company's Preferred Stock issuance, whereby a dividend was to be paid to the holders of the Preferred Stock in additional shares of Preferred Stock, and the conversion price of the Preferred Stock was to be determined by applying a discount, which increased over a fourteen month period from 7% to a maximum of 15% by May 1999. The discount computed at issuance of $3,075,000 was recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount was recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. In 1999, the Company recorded preferred stock imputed dividends and accretion of discount totaling $884,000 as compared to $2.7 million for 1998. The decrease in 1999 is due to the preferred stock restructuring which resulted in a gain of approximately
$5.0 million to common shareholders.

EXPECTED FUTURE RESULTS OF OPERATIONS

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and Enhanced-DRAM products, decrease the cost of producing such products and develop and commercialize new FRAM products and enhancements to its existing FRAM and Enhanced-DRAM products. The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, milestones under existing customer-sponsored product development programs are achieved, new customer-sponsored research and development programs are entered into, new license arrangements are entered into and milestones under the Company's existing and any new license and development agreements are achieved.

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of new FRAM products;
(ii) the completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM products; (iii) wider customer acceptance of its FRAM and Enhanced-DRAM products; (iv) market acceptance of new FRAM and Enhanced-DRAM products which may be developed; (v) the Company's ability to manufacture its products on a cost-effective and timely basis through alliance foundry operations and third-party foundry sources; (vi) the availability and related cost of future financing; (vii) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (viii) current negative trends in the global economy.

                                    Page-31

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba, Fujitsu and Infineon. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach, which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high-quality FRAM products for resale to customers.

The Company intends to produce Enhanced-DRAMs through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for Enhanced-DRAMs by making Enhanced-DRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

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

                                    Page-32

In 1995, the Company entered into a loan facility, bearing interest at 12%, between the Company and the Fund. During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company maintain certain financial ratios, as defined in the loan document. The Company's borrowings under the Fund's credit facility, including outstanding principal and accrued interest, have a face value of approximately $7.0 million and a carrying value of approximately $6.3 million as of December 31, 2000. No additional borrowings are available to the Company under the Amended Credit Facility.

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

Cash and cash equivalents decreased by $3.3 million in 2000 to $7.3 million. Cash flow used for operations increased from $2.7 million in 1999 to $8.7 million in 2000. Cash used to fund operating losses, after non-cash charges, increased $5.1 million in 2000 as compared to 1999. Additionally, working capital requirements increased approximately $800,000 as compared to 1999.

Inventories increased by 72% in 2000 from $4.2 million at the end of 1999 to $7.2 million at the end of 2000. Inventory levels increased during 2000 as the Company began to stock inventories of newly introduced FRAM products to meet expected future customer demand.

Accounts payable and accrued liabilities increased on a year-over-year basis from $4.1 million at the end of 1999 to $6.5 million at the end of 2000. This increase is primarily attributable to the increase in FRAM inventory.

Cash used in investing activities was $500,000 in 2000, compared to $3.2 million in 1999. During 2000, cash of $665,000 acquired in connection with the acquisition of Mushkin Inc. was offset by $1.2 million in expenditures for capital equipment and intellectual property. Capital expenditures were $635,000 in 2000 compared to $316,000 in 1999. $556,000 was expended for intellectual property in 2000, a decrease of approximately $2.4 million from the same period in 1999. During 1999, the Company expended $2.9 million in intellectual property activities, due primarily to legal costs associated with the defense of the Company's proprietary EDRAM patent position.

In 2000, net cash provided by financing activities was $5.8 million, which was raised from the issuance of common stock, primarily from the exercise of common stock warrants. During 1999, the Company generated $5.2 million from the sale of common stock, which was offset by the use of $3.4 million in the preferred stock restructuring.

                                    Page-33

Equipment and plant expenditures are expected to be minimal during 2001.

Based on the Company's capital resources as of December 31, 2000, the cash infusion from Infineon in February 2001, the shares received from Infineon in March 2001, which are saleable by the Company beginning in August 2001, expected operating costs and cash flows from product sales and licensing revenues the Company expects to be able to fund its operations through year-end 2001.

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

In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the results of pending patent litigation, the Company may be required to seek additional equity or debt financing soon after year-end 2001. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect the Company's ability to continue our business operations.

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

Interest payable on the Company's note payable to a related party is fixed, and, therefore, will not effect future earnings or cash flows. The
Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents and debt at December 31, 2000 would have less than an $100,000 effect on the fair value of the debt and earnings or cash flows.

                                    Page-34

The Company has a wholly owned subsidiary located in Japan. The operating costs of this subsidiary are denominated in Japanese Yen, thereby creating exposures to exchange rate variations. To date, this subsidiary has had only limited operations and is expected to continue to have limited operations in the foreseeable future, and, therefore, the Company does not believe any changes in exchange rates will have a material effect on future earnings, fair values or cash flows of the Company. The Company also purchases certain of its FRAM products from foundry suppliers in Japan with such costs denominated in Japanese Yen, thereby creating exposures to variations in exchange rates. The variations in the Japan/U.S. exchange rate may positively or negatively effect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term variations in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, the Company has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden change in Japanese currency valuation.

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

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999        F-2

Consolidated Statements of Operations
for the years ended December 31, 2000, 1999 and 1998                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998                F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2000, 1999 and 1998                F-5

Notes to Consolidated Financial Statements                       F-6 to F-28

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-29

                                  Page-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

As explained in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for recognizing revenue on technology licensing activities.

/S/ Arthur Andersen LLP
Denver, Colorado,
   March 6, 2001.

                                    Page F-1

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                       (in thousands, except share data)
                                 -------------
                                                           2000        1999
                                                         --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                              $ 7,256     $10,601
   Accounts receivable, less allowances
     of $261 and $347, respectively                         1,710       1,703
   Inventories                                              7,190       4,174
   Other current assets                                       147         184
                                                         ---------   ---------
      Total current assets                                 16,303      16,662
Property, plant and equipment, net                          5,595       6,064
Intangible assets, net                                     16,464       6,654
                                                         ---------   ---------
                                                          $38,362     $29,380
                                                         =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 4,556      $3,066
   Accrued liabilities                                      1,915         985
   Deferred revenue                                         2,889       1,761
   Promissory note and accrued interest, DFA                   --       3,335
   Promissory note and accrued interest, the Fund              --         230
                                                         ---------   ---------
      Total current liabilities                             9,360       9,377
Promissory note, the Fund                                   6,314       5,766
                                                         ---------   ---------
      Total liabilities                                    15,674      15,143
                                                         ---------   ---------
Commitments and contingencies

Minority interest in subsidiary                               267          --

Redeemable preferred stock, $.01 par value, 10,000,000
   shares authorized: 955 and 984 shares issued and out-
   standing, respectively, entitled to $1,000 per share
   plus accrued and unpaid dividends in liquidation           920         914

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
     17,477,488 and 14,609,459 issued and outstanding,
     respectively                                             175         146
   Deferred compensation                                     (202)     (2,423)
   Additional paid-in capital                             201,038     180,613
   Accumulated deficit                                   (179,510)   (165,013)
                                                         ---------   ---------
      Total stockholders' equity                           21,501      13,323
                                                         ---------   ---------
                                                          $38,362     $29,380
                                                         =========   =========
See accompanying notes.
                                    Page F-2

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998
                    (in thousands, except per share amounts)
                                 -------------
                                                 2000       1999       1998
                                               --------   --------   --------
Revenue:
   Product sales                               $ 18,262   $ 13,148   $ 17,610
   License and development fees                   2,000      5,200         --
   Royalties                                        188      1,501         --
   Customer-sponsored research and development    5,629      5,022        944
                                               --------   --------   --------
                                                 26,079     24,871     18,554
                                               --------   --------   --------
Costs and expenses:
   Cost of product sales                         11,999      7,978     10,452
   Provision for inventory write-off                 --      1,178         --
   Research and development                       8,013      7,170     10,898
   Customer-sponsored research and development    5,397      4,880        826
   Sales, general and administrative
    (exclusive of non-cash compensation
     expense shown below)                        11,412      9,335      8,054
   Stock-based compensation                       2,183        155        146
   Loss on manufacturing contract                    --         --      1,163
                                               --------   --------  ---------
                                                 39,004     30,696     31,539
                                               ---------  ---------  ---------
Operating loss                                  (12,925)    (5,825)   (12,985)

Interest expense, related party                  (1,161)      (914)      (669)
Other income                                        506        541        447
Common stock price adjustment                        --         --     (3,224)
Minority interest in net loss of subsidiary         706         --         --
                                               ---------  ---------  ---------
Loss before cumulative effect of
  accounting change                             (12,874)    (6,198)   (16,431)
Cumulative effect of accounting change (Note 1)  (1,500)        --         --
                                               ---------  ---------  ---------
Net loss                                       $(14,374)   $(6,198)  $(16,431)
                                               =========  =========  =========
Loss per common share:
   Net loss                                    $(14,374)   $(6,198)  $(16,431)
   Imputed dividends on convertible
      preferred stock                               (99)      (396)      (779)
   Accretion of discount on convertible
      preferred stock                               (24)      (488)    (1,931)
   Gain on preferred stock settlement                --      5,047         --
                                               ---------  ---------  ---------
Net loss applicable to common shares           $(14,497)   $(2,035)  $(19,141)
                                               =========  =========  =========
Net loss per share - basic and diluted:
  Net loss per share before cumulative effect
     of accounting change                        $(0.79)    $(0.16)    $(2.23)
  Cumulative effect of accounting change          (0.09)        --         --
                                               ---------  ---------  ---------
Net loss per common share                        $(0.88)    $(0.16)    $(2.23)
                                               =========  =========  =========
Weighted average shares outstanding
  - basic and diluted                            16,542     12,815      8,572
                                               =========  =========  =========
See accompanying notes.
                                 Page F-3

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                (in thousands)
                                --------------
                                                   2000       1999      1998
                                                 --------  ---------  --------
Cash flows from operating activities:
   Net loss                                     $(14,374)   $(6,198)  $(16,431)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Cumulative effect of accounting change        1,500         --         --
     Stock based compensation                      2,183        155        146
     Depreciation and amortization                 3,146      2,290      2,473
     Amortization of debt discount                   548        176         --
     Warrants issued for services                    182         --         --
     Common stock price adjustment                    --         --      3,224
     Loss on manufacturing contract                   --         --      1,163
     Provision for inventory write-off                --      1,178         --
     Minority interest in subsidiary                (706)        --         --

   Changes in assets and liabilities, net
   of acquisition:
     Accounts receivable                             465       (977)     4,036
     Inventories                                  (2,641)       (48)     1,843
     Accounts payable and accrued liabilities      1,998       (573)    (1,505)
     Accrued interest, related party                (230)       214        670
     Deferred revenue                               (777)     1,001       (235)
     Other                                            51         86        (29)
                                                 --------  ---------  --------
        Net cash used in operating activities     (8,655)    (2,696)    (4,645)
                                                 --------  ---------  --------
Cash flows from investing activities:
   Cash from acquired subsidiary                     665         --         --
   Purchase of property, plant and equipment        (635)      (316)      (824)
   Intellectual property                            (556)    (2,951)      (748)
   Proceeds from sale of assets                       --         75         --
                                                 --------  ---------  --------
        Net cash used in investing activities       (526)    (3,192)    (1,572)
                                                 --------  ---------  --------
Cash flows from financing activities:
   Payments on license rights payable                 --       (550)      (550)
   Issuance of capital stock, net of expenses      5,836      5,176     15,811
   Preferred stock settlement                         --     (3,374)        --
                                                 --------  ---------  --------
        Net cash provided by financing activities  5,836      1,252     15,261
                                                 --------  ---------  --------
Net increase (decrease) in cash and
   cash equivalents                               (3,345)    (4,636)     9,044

Cash and cash equivalents, beginning of year      10,601     15,237      6,193
                                                 --------  ---------  --------
Cash and cash equivalents, end of year            $7,256    $10,601    $15,237
                                                 ========  =========  ========
See accompanying notes.
                                    Page F-4

                                                           RAMTRON INTERNATIONAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  For the years ended December 31, 2000, 1999 and 1998
                                                        (in thousands, except par value amounts)
                                                                     --------------
                                          Convertible
                                         Preferred Stock     Common Stock
                                        ($.01) Par Value   ($.01) Par Value                Additional                  Total
                                       ------------------  ----------------    Deferred     Paid-in    Accumulated  Stockholders'
                                        Shares    Amount    Shares  Amount   Compensation   Capital      Deficit       Equity
                                        ------    ------    ------  ------   ------------  ----------  -----------  -------------
Balances, December 31, 1997                 --   $    --     7,584    $ 76      $    --     $156,260    $(138,800)     $17,536
 Stock based compensation                   --        --         6      --           --          146           --          146
 Exercise of options                        --        --        --      --           --            4           --            4
 Sale of preferred stock                    17    17,425        --      --           --           --           --       17,425
 Preferred stock discount                   --    (3,075)       --      --           --        3,075           --           --
 Preferred stock dividends                  --       779        --      --           --           --         (779)          --
 Preferred stock discount accretion         --     1,931        --      --           --           --       (1,931)          --
 Preferred stock conversions                (7)   (6,476)    4,495      45           --        6,431           --           --
 Stock issuance costs                       --    (1,618)       --      --           --           --           --       (1,618)
 Net loss                                   --        --        --      --           --           --      (16,431)     (16,431)
                                        -----------------------------------------------------------------------------------------
Balances, December 31, 1998                 10     8,966    12,085     121           --      165,916     (157,941)      17,062
 Preferred stock discount accretion         --       488        --      --           --           --         (488)          --
 Preferred stock dividend                   --       360        --      --           --           --         (360)          --
 Settlement of preferred stock              (9)   (8,945)    1,571      16           --        5,555           --       (3,374)
 Conversion of preferred stock
   to redeemable preferred stock            (1)     (869)       --      --           --           --           --         (869)
 Redeemable preferred stock
   discount accretion                        --       --        --      --           --          (12)          --          (12)
 Redeemable preferred stock dividend         --       --        --      --           --           --          (36)         (36)
 Sale of common stock, net
   of issuance costs                         --       --       953       9           --        5,167           --        5,176
 Stock based compensation                    --       --        --      --       (2,578)       2,578           --           --
 Amortization of stock based compensation    --       --        --      --          155           --           --          155
 Issuance and amendment to
   common stock warrants                     --       --        --      --           --        1,409           --        1,409
 Other                                       --       --        --      --           --           --           10           10
 Net loss                                    --       --        --      --           --           --       (6,198)      (6,198)
                                          ---------------------------------------------------------------------------------------
Balances, December 31, 1999                  --       --    14,609     146       (2,423)     180,613     (165,013)      13,323
 Redeemable preferred stock
   discount accretion                        --       --        --      --           --          (24)          --          (24)
 Redeemable preferred stock dividend         --       --        --      --           --           --          (99)         (99)
 Conversion of redeemable
   preferred stock                           --       --        25      --           --          117           --          117
 Exercise of options                         --       --        80       1           --          186           --          187
 Exercise of warrants                        --       --     1,135      11           --        5,638           --        5,649
 Conversion of note payable                  --       --       676       7           --        3,371           --        3,378
 Amortization of stock based compensation    --       --        --      --        2,221          (38)          --        2,183
 Issuance of common stock warrants           --       --        --      --           --          182           --          182
 Stock issued to acquire Mushkin             --       --       952      10           --        9,990           --       10,000
 Sale of interest in EMS                     --       --        --      --           --        1,010           --        1,010
 Other                                       --       --        --      --           --           (7)         (24)         (31)
 Net loss                                    --       --        --      --           --           --      (14,374)     (14,374)
                                          ---------------------------------------------------------------------------------------
Balances, December 31, 2000                  --  $    --    17,477    $175      $  (202)    $201,038    $(179,510)     $21,501
                                          =======================================================================================
See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the "Company") designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company has two product lines, ferroelectric nonvolatile random access memory ("FRAM" (registered trademark)) products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM products.

The Company's revenues are derived primarily from the sale of its FRAM and Enhanced-DRAM products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Product sales (primarily Enhanced-DRAM) have been made to various customers for use in a variety of applications including consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices.

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

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's 80% owned subsidiary, Enhanced Memory Systems, Inc. ("EMS") and its wholly owned subsidiaries, Mushkin Inc. ("Mushkin"), acquired in June 2000, and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was created in July 1996. The Company formed EMS to operate its Enhanced-DRAM business. Mushkin was acquired in June 2000 to expand the Company's Enhanced-DRAM product business. The Company formed Ramtron K.K., to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japanese alliance partners. To date, Ramtron K.K. has had limited operations. All material inter-company accounts and transactions have been eliminated in consolidation. Minority interest in the net book value and operating results of EMS are reflected in the accompanying consolidated balance sheets and statements of operations.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors that are given rights of return and price protection by the Company until the distributors have resold the products. Revenue from licensing and technology development programs which are refundable, or for which future obligations exist, is recognized when the Company has completed its obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

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

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations in the period in which such sale or disposition occurs.

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

Included in cash and cash equivalents as of December 31, 2000 are $5.6 million of debt securities. These securities have been classified as available-for-sale and are carried at their amortized cost, which approximates fair value.

NET LOSS PER SHARE. Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted earnings per share. Potentially dilutive securities excluded from diluted earnings per share were 8,359,000, 7,581,800 and 12,935,000 shares in 2000, 1999 and 1998, respectively.

LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impaired long-lived assets and identifiable intangibles are written down to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and related party promissory notes. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the related party promissory notes is estimated based on current rates available for similar debt with similar maturities and collateral. The related party promissory note has an estimated fair value that is not significantly different than its face value of approximately $7.0 million.

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively and must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. 133, as amended, to (i) all hybrid contracts,
(ii) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (iii) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998.
There was no material impact to the Company's financial statements as a result of implementing SFAS No. 133 as of January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition for 2000 was to increase income before cumulative effect of the accounting change by approximately $150,000 or $0.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000. Had this change in accounting been applied consistently for all periods presented, net loss before change in accounting principle and net loss per common share for 1999 would have been $7.7 million and $0.28, respectively. There would not have been any impact on 1998 results.

RECLASSIFICATIONS. Certain reclassifications to prior years' financial statements have been made to conform to the current year's presentation.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2000        1999
                                        ------      ------
                                          (in thousands)

          Finished goods                $4,222      $2,544
          Work in process                2,968       1,630
                                        ------      ------
                                        $7,190      $4,174
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     2000      1999
                                              ------------  -------   -------
                                                              (in thousands)

Land                                              --        $   668   $   668
Buildings and improvements                     18 and 10      8,942     8,942
Equipment                                          5         13,763    13,094
Office furniture and equipment                     5            617       611
                                                            -------   -------
                                                             23,990    23,315
Less accumulated depreciation and amortization              (18,395)  (17,251)
                                                            -------   -------
                                                            $ 5,595   $ 6,064
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,145,000, $1,335,000 and $1,665,000 for 2000, 1999 and 1998, respectively.
Maintenance and repairs expense was $851,000, $757,000 and $842,000 for 2000, 1999 and 1998, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                                Estimated       December 31,
                                               Useful Lives   ---------------
                                                (In Years)     2000     1999
                                               ------------  -------   ------
                                                              (in thousands)

Technology license                                   6        $1,983   $   --
Patents and trademarks                              17         7,230    6,735
License rights                                       5         2,150    2,150
Costs in excess of net assets purchased            7-17       13,862    4,529
                                                             -------   ------
                                                              25,225   13,414
Less accumulated amortization                                 (8,761)  (6,760)
                                                             -------   ------
                                                             $16,464   $6,654
                                                             =======   ======

In January 2000, the Company's then wholly owned subsidiary, Enhanced
Memory Systems, Inc. ("EMS"), entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon").
In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter. The technology license was valued at approximately $1,983,000 and is being amortized over the life of the agreement. The increase in the carrying value of the Company's investment in EMS of $1,010,000 as a result of the shares issued to Infineon has been recorded as an increase to additional paid-in capital.

Amortization expense of intangible assets was $2,001,000, $955,000 and $783,000 for 2000, 1999 and 1998, respectively.

5.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2005 for various equipment. Minimum future annual lease payments under these leases as of December 31, 2000 are as follows:

            2001       $417,000
            2002        276,000
            2003          3,000
            2004          1,000
            2005          1,000
                       --------
                       $698,000
                       ========

Total rent expense on all operating leases was $490,000, $535,000 and $624,000 for 2000, 1999 and 1998, respectively.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with certain employees, which provide for certain payments and continuation of benefits should their employment terminate as defined in the employment agreements.

MANUFACTURING ALLIANCES. The Company has entered into third-party manufacturing agreements for the supply of its FRAM and Enhanced-DRAM products and intends to enter into additional third-party manufacturing agreements for the supply of such products in the future. The Company has relied and will continue to rely on such manufacturing relationships as the primary source of manufacturing for its products. The Company's third-party manufacturing agreements provide only for a call on the manufacturing capacity of the vendors. The product will be supplied to the Company at prices negotiated between the Company and such third-party manufacturers based on current market conditions. The Company does not engage in any take-or-pay agreements with its manufacturing alliances.

6.  STOCKHOLDERS' EQUITY:

REVERSE STOCK SPLIT. On July 20, 1999, the Company's stockholders approved a one-for-five reverse stock split. Common stock information appearing in the accompanying financial statements and notes have been retroactively adjusted to reflect the effects of the reverse split.

PREFERRED STOCK PLACEMENT. In February 1998, the Company issued and sold in a private placement 17,425 shares of Series A Convertible Preferred Stock ("Preferred Stock"), resulting in gross proceeds of approximately $17.4 million. Each share of Preferred Stock was entitled to receive cumulative dividends at the rate of 6% per annum, payable in shares of Preferred Stock. Except for certain exceptions, the holders of the Preferred Stock had no voting rights. The shares of Preferred Stock, including any accrued dividends thereon, would have automatically converted into common stock on the fifth anniversary of the date of the original issuance to the extent any shares of Preferred Stock remained outstanding at that time. Until September 1, 1998, the Preferred Stock was convertible at a Conversion Price of $50.00. Thereafter, subject to a maximum conversion price, as defined, the Conversion Price was equal to the lowest trading price of the common stock for the 22-trading days immediately preceding the conversion date, less a discount of 7% (beginning September 1, 1998) and increasing by 1% per month to 15% (on or after May 1, 1999).

The conversion discount of the Preferred Stock was considered to be an additional preferred stock dividend. The discount for the beneficial conversion feature, computed at issuance to be $3,075,000, was recorded as a reduction of preferred stock and an increase to additional paid-in-capital. The discount was recognized ratably as a non-cash deemed dividend over the applicable fourteen month period. If shares were converted prior to the full accretion, no additional discount was taken during the fourteen month period.

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

On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock and on August 6, 1999, the Company entered into an agreement with the holders of a majority of the outstanding Preferred Stock to restate the terms of the Preferred Stock. In accordance with the restated terms of the Preferred Stock, holders thereof had until the close of business on August 16, 1999, to elect (i) to continue to own shares of Preferred Stock, (ii) to exchange shares of Preferred Stock, including accrued dividends, for cash in the amount per Preferred Stock share equal to 50% of the liquidation value thereof, or (iii) to exchange the shares

                                    Page F-12
of Preferred Stock, including accrued dividends, for shares of the Company's Common Stock at an exchange ratio of $3.75 liquidation value of Series A Preferred per share of Common Stock. Effective as of August 16, 1999, of the 8,878 shares of Preferred Stock outstanding on August 6, 1999, 4,204 shares plus accrued dividends were retired and canceled in exchange for the payment in the aggregate of $2,290,431 to the former holders thereof; 3,802 shares of Preferred Stock were exchanged for 1,104,746 shares of Common Stock, with an estimated fair value of $2,400,000; and 872 shares of Preferred Stock with restated terms remained outstanding.

The restated terms of the remaining Preferred Stock include (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity of $1,000 per share plus accrued dividends.

For the year ended December 31, 1999, the Company recorded $396,000 of dividends, $488,000 of accreted discount and a gain on the settlement of the Preferred Stock of $5.0 million. The $5.0 million gain on the settlement of the Preferred Stock included a $676,000 gain recorded during April 1999 from an earlier Preferred Stock settlement. The remaining balance of the $5.0 million gain was determined on August 16, 1999 pursuant to the decisions of holders of the Preferred Stock regarding their restructuring options as described above. The gain was determined on that date by comparing the fair value of the new instrument (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock (including dividends), less restructure costs, with the difference being the recorded gain, which was recorded as an increase to additional paid-in capital. Included in these transactions were the reacquisition of $1.9 million of beneficial conversion features which were recorded in additional paid-in capital and were created as a part of the issuance of the Preferred Stock in 1998.

For the year ended December 31, 2000, the Company recorded $99,000 of dividends and $24,000 of discount accretion on redeemable preferred stock.

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

The agreement covering the sale of common stock provided, subject to certain exceptions, that if during the twelve-month period following the closing of the transaction, the Company sold any shares of common stock for an issue price lower than the purchase price, the purchase price per share of such common stock would be adjusted downward to equal such lower issue price. Any such adjustment would be effected by issuing additional shares of common stock to the holders who purchased common stock in the private placement.

The holders were not required to accept, by way of any such adjustment, a number of common shares which would cause the total number of common shares held by the holders, which were held by them on the date of the agreement, or acquired by them pursuant to the agreement, to exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund to the extent necessary to avoid the 4.99% limitation being exceeded. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment was 466,338 shares and $3,223,712, respectively. At December 31, 1998 the Company's obligation to deliver cash to the holders, was recorded as a current liability with a corresponding charge to earnings. During 1999, the 466,338 shares were issued. On July 20, 1999 the Company's shareholders approved a restructuring plan that created a one year promissory note for the cash refund amount of $3,223,712 at 8% interest maturing July 31, 2000. All or part of the principal and accrued and unpaid interest of the promissory notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. On February 29, 2000 the promissory note holders elected to convert outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----
Outstanding and exercisable
at December 31, 1997           $20.75-$24.65       1,399         16     1,415

Cancelled                         $24.65              --        (16)      (16)
Granted                            $1.15              --         16        16
                                                  ---------------------------
Outstanding and exercisable
at December 31, 1998            $1.15-$20.75       1,399         16     1,415

Cancelled                          $5.00            (806)        --      (806)
Granted                         $2.25-$16.22(1)(2) 2,883         --     2,883
                                                  ---------------------------
Outstanding and exercisable
at December 31, 1999            $1.15-$16.22       3,476         16     3,492

Granted                         $3.75-$17.00(3)(4)   667        600     1,267
Exercised                       $1.15-$16.22        (667)      (571)   (1,238)
                                                  ---------------------------
Outstanding and exercisable
at December 31, 2000            $2.25-$17.00       3,476         45     3,521
                                                  ===========================

All of the above warrants are currently exercisable. Of such warrants, warrants to purchase 1,683,000 shares of common stock with various exercise prices from $10.81 to $16.22 expire in December 2001; warrants to purchase 240,000 shares of common stock with an exercise price of $5.00 expire in August and December 2002; warrants to purchase 667,000 shares at $6.88 expire in December 2007; warrants to purchase 25,000 shares at $17.00 expire March 2003; and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

(1) In December 1999, the Company issued and sold in a private placement 953,000 common stock units at an issue price of $5.66 per unit. Each unit consisted of 1 share of common stock, one warrant to purchase common stock at $10.81 per share and one warrant to purchase common stock at $16.22 per share. The Company issued to the placement agent for this transaction approximately 36,000 warrants to purchase common stock at $10.81 per share and approximately 36,000 warrants to purchase common stock at $16.22 per share.

(2) Pursuant to the restructuring plan approved by the Company's shareholders on July 20, 1999 and in consideration for the National Electrical Benefit Fund (the "Fund") to amend the terms of Fund's credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock and extend the expiration date of such warrants to September 30, 2008. The Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an expiration date of August 6, 2009. The amended warrants and the new warrants have an exercise price of $2.25 per share. The Company has determined that 905,697 warrants issued to the Fund at $2.25 per share in conjunction with the amendment and restatement of a note payable due to the Fund had a fair value of $1,409,000. The Company recorded the fair value as a debt discount which is amortized over the remaining life of the outstanding note payable.

(3) In January 2000, the Company issued 667,000 warrants to its Chairman of the Board at an exercise price of $6.88, the fair value of common stock at the date of issuance. The warrants vest on December 31, 2002 and are exercisable through 2007. Vesting of these warrants can be accelerated upon the occurrence of certain events, as defined.

(4) In January 2000, the Company issued 25,000 warrants to a third party for services provided at an exercise price of $17.00. These warrants vested immediately, are exercisable through March 2003 and were valued at $182,000 with the charge being included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

All other outstanding warrants had a nominal value at the time of issuance.

DEFERRED COMPENSATION. Subject to shareholder approval to amend the Company's 1995 Stock Option Plan, options to purchase 500,000 shares of the Company's common stock were approved by the Board of Directors for certain officers of the Company on September 28, 1999, with an exercise price of $2.25 per share. On December 22, 1999 shareholders approved the amendment of the 1995 Stock Option Plan. On that date, the intrinsic value of the options was $2,578,000 and was recorded as deferred compensation. The unamortized compensation expense as of December 31, 2000 and 1999 was approximately $202,000 and $2,423,000, respectively.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), and the 1999 Stock Option Plan (the "1999 Plan")(collectively, the "Plans"). The Plans reserve 4,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 2000, the Company has not granted any incentive stock options.

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

Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                    Year Ended     Year Ended     Year Ended
                                   Dec. 31, 2000  Dec. 31, 1999  Dec. 31, 1998
                                   -------------  -------------  -------------
                                     (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                        $(14,497)      $(2,035)      $(19,141)
    Pro forma                           (18,533)       (4,338)       (22,079)

Net Loss Per Share
    As reported - basic and diluted      $(0.88)       $(0.16)        $(2.23)
    Pro forma - basic and diluted         (1.12)        (0.34)         (2.57)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of amounts to be expected in future years.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2000, 1999 and 1998 grants:

                                          2000          1999          1998
                                       ----------    ----------    ----------
          Risk Free Interest Rate          6.63%       6.63%         4.74%
          Expected Dividend Yield             0%          0%            0%
          Expected Lives                 2.0 years   3.5 years     3.5 years
          Expected Volatility               109%        103%           93%

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 1997             $30.65          309        407        716

Granted                       $21.40           61         59        120
Cancelled                     $31.15           (4)       (25)       (29)
Reclassified                  $30.60           30        (30)        --
                                            ----------------------------
Outstanding at
December 31, 1998             $29.25          396        411        807

Granted                       $ 2.31          545        481      1,026
Cancelled                     $22.47          (17)       (36)       (53)
                                            ----------------------------
Outstanding at
December 31, 1999             $13.92          924        856      1,780

Granted                       $ 6.72          630      1,021      1,651
Cancelled                     $20.37          (52)       (52)      (104)
Exercised                     $ 2.33           --        (80)       (80)
                                            ----------------------------
Outstanding at
December 31, 2000             $10.33        1,502      1,745      3,247
                                            ============================
Exercisable at
December 31, 2000             $16.27          658        647      1,305
                                            ============================

The weighted average fair value of shares granted during the year ended December 31, 2000 was $5.12. For the year ended December 31, 1999 the weighted average fair value of shares granted below fair market value (500,000 shares) and shares granted at market value (526,000 shares) was $6.64 and $1.61, respectively. The weighted average fair value of shares granted during the year ended December 31, 1998 was $15.51.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Shares           Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------        --------      -----------
                         (in thousands)

     $ 1.88 - $ 2.25          907             $ 2.22           8.69
     $ 2.41 - $ 5.50          804               5.45           9.91
     $ 7.03 - $10.38          787               7.47           9.09
     $10.50 - $20.75          206              18.67           5.17
     $22.50 - $30.00          103              25.13           6.83
     $32.50 - $40.95          440              33.81           5.50
                            -----
                            3,247
                            =====

                                             Weighted
                           Number of         Average
     Exercise Price         Shares           Exercise
         Range            Exercisable         Price
     --------------       -----------        --------
                         (in thousands)

     $ 1.88 - $ 2.25          577            $ 2.22
     $ 2.41 - $ 5.50            2              2.70
     $ 7.03 - $10.38           66              7.43
     $10.50 - $20.75          166             19.66
     $22.50 - $30.00           60             25.37
     $32.50 - $40.95          434             33.80
                            -----
                            1,305
                            =====

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

8.  RELATED PARTY TRANSACTIONS:

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2000, 1999 and 1998, the Company was obligated to pay to the Fund approximately $80,000 per year in payment of such fees and expenses. Payments made for these obligations were $0, $390,000 and $0 during 2000, 1999 and 1998, respectively. $447,000 and $120,000 related to this obligation is included in accrued liabilities as of December 31, 2000 and 1999, respectively.

The Company granted to the Fund pursuant to a 1995 debt conversion agreement (the "1995 Debt Conversion Agreement") certain rights to register under the Securities Act for resale all of the warrants and shares of common stock issued to the Fund pursuant to the 1995 Debt Conversion Agreement.

In September 1995, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") pursuant to which the Fund agreed to lend to the Company up to $12 million bearing interest at 12% per annum. The borrowings under the Fund Credit Facility totaled $5.5 million as of August 6, 1999. On August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), $1.5 million of accrued interest was reclassified to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The remaining accrued interest balance as of August 6, 1999 of approximately $525,000 that was not reclassified to principal was paid to the Fund at the time of the amendment. The Amended Credit Facility bears interest at 8% per annum, payable quarterly, with the first interest payment due January 31, 2000. The maturity date of the Amended Credit Facility is March 15, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at December 31, 2000.

As consideration for the Fund to amend the terms of the credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock to $5.00 and extend the expiration date of such warrants to September 30, 2008. The
Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.35 with an expiration date of August 6, 2009. During 1999, the exercise price of these warrants was reduced to $2.25. These warrants, as amended, were valued using the Black Scholes option pricing method with a resulting value of approximately $1.4 million. This amount was accounted for as a discount to the outstanding promissory note payable and will be amortized over the remaining life of the note as a charge to interest expense in the Company's consolidated statements of operations.
The exercise price of such warrants is periodically amendable to equal the lowest price of any warrant or stock option issued by the Company, as defined. The unamortized discount pertaining to the note and warrants as of December 31, 2000 and 1999 are approximately $686,000 and $1,234,000, respectively.

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

TRANSACTIONS INVOLVING DIMENSIONAL FUND ADVISORS, INC. Dimensional Fund Advisors, Inc. is a principal shareholder of the Company.

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. Such purchase rights were recorded as a common stock price adjustment liability in balance sheets prior to September 30, 1999. The DFA Promissory Notes bore interest at 8% per annum and were to mature on July 31, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. The outstanding principal balance and accrued interest as of December 31, 1999 under the DFA Promissory Notes were approximately $3,224,000 and $111,000, respectively. On February 29, 2000, the DFA Affiliates elected to convert all outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

INVESTMENT IN RACOM SYSTEMS, INC. Prior to September 1999, the Company had a 36% ownership interest in Racom Systems, Inc. ("Racom"). The investment was carried at zero as the Company had no commitment to provide future funding to Racom. In April 1999, Turbo International Limited ("Turbo") acquired a majority ownership position in Racom. During September 1999 the Company sold its 36% ownership interest in Racom to Turbo for $10,000.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       2000     1999     1998
                                                      ------   ------   ------
                                                           (in thousands)

Interest                                               $815     $557      $69
Income taxes                                             --       --       --

10.  INCOME TAXES:

As of December 31, 2000, the Company had approximately $145 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.4 million of research and development tax credits available to offset future federal tax. The net operating loss and credit carryovers expire through 2015. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            2000         1999
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  Other, including capital
    loss carryovers                       $ 7,500      $ 3,300
  Net operating loss carryovers            58,000       59,300
                                           ------      -------
                                           65,500       62,600
Valuation allowance                       (65,500)     (62,600)
                                           ------       ------
                                           $   --       $   --
                                           ======       ======

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            2000       1999       1998
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                  (4,640)    (2,040)    (4,550)
  State                                      (700)      (290)      (650)
                                           ------     ------     ------
  Total deferred benefit                   (5,340)    (2,330)    (5,200)

  Increase in valuation allowance           5,340      2,330      5,200
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance. During 2000 and 1999, net operating loss carryovers of approximately $6.1 million and $4.6 million, respectively, expired.

Tax expense other than payroll and income taxes were $399,000, $586,000 and $211,000 for 2000, 1999 and 1998, respectively.

11.  ACQUISITION OF MUSHKIN INC.

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

                                                  (in thousands)

         Fair value of tangible net assets            $   667
         Goodwill                                       9,333
                                                       ------
                                                      $10,000
                                                       ======

Goodwill is being amortized over an estimated useful life of 7 years using the straight-line method.

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at the beginning of the fiscal periods presented.

                                            Pro Forma
                                      Year Ended December 31
                                       (in thousands, except
                                          per share data)
                                       ---------------------
                                         2000         1999
                                       --------     --------
Revenue                                 $32,186      $31,097

Net loss                                (14,422)      (6,898)

Net loss applicable to common shares    (14,545)      (2,735)

Net loss per share- basic and diluted   $ (0.85)     $ (0.20)

12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

Ramtron is engaged primarily in the design, development, manufacture and sale of specialty high-performance semiconductor memory devices. Ramtron has two principal businesses, ferroelectric nonvolatile random access memory, or FRAM, technology and products, and high-speed DRAM products called Enhanced-DRAM products.

The accounting policies for determining segment net income (loss) are the same used in the consolidated financial statements. There are no internal sales between segments or geographic regions.

                             2000               1999               1998
                       -----------------  -----------------  -----------------
                                Enhanced           Enhanced           Enhanced
                         FRAM     DRAM      FRAM     DRAM      FRAM     DRAM
                       -------- --------  -------- --------  -------- --------
                                             (in thousands)
Revenue:
  Product sales         $ 3,988  $14,274    $3,508   $9,640   $ 2,569  $15,041
  License and development
     fees                 2,000       --     4,500      700        --       --
  Royalties                 188       --     1,501       --        --       --
  Customer-sponsored
    research and
    development           4,541    1,088     4,562      460       944       --
                       -------- --------  -------- --------  -------- --------
                         10,717   15,362    14,071   10,800     3,513   15,041

Operating costs         (20,264) (18,740)  (18,257) (12,439)  (17,296) (14,243)
                       -------- --------  -------- --------  -------- --------
Operating income(loss)   (9,547)  (3,378)   (4,186)  (1,639)  (13,783)     798

Other                        14      707       221      (17)     (301)     (19)
                       -------- --------  -------- --------  -------- --------
Net income (Loss)       $(9,533) $(2,671)  $(3,965) $(1,656) $(14,084)  $  779
                       ======== ========  ======== ========  ======== ========

Total assets            $19,074  $19,288   $21,080   $8,300   $25,393   $7,954

Depreciation and
  Amortization            1,625    1,521     1,900      390     2,187      286

Capital additions           206      429       249       67       726       98

Intangible additions        232   11,640       233    2,718       236      512

Net income (loss) before cumulative effect of account change excludes interest income, interest expense and special charges on a total basis of $(670,000), $(577,000) and $(3,126,000) in 2000, 1999 and 1998, respectively, not allocated to business segments.

Intangible additions include $9,333,000 related to the acquisition of Mushkin and $1,983,000 of technology licenses acquired through the issuance of EMS common stock.

Major customers representing more than 10% of total revenues are as follows:

                       2000                  1999                  1998
              --------------------- --------------------- ---------------------
                          Enhanced              Enhanced              Enhanced
                 FRAM       DRAM       FRAM       DRAM       FRAM       DRAM
              ---------- ---------- ---------- ---------- ---------- ----------
                                        (in thousands)

Customer A    $6,587 25%      -- -- $8,000 32% $   -- --   $--  --   $   -- --
Customer B        -- --   $4,058 16%    -- --   3,490 14%   --  --    4,301 23%
Customer C        -- --       -- --     -- --      -- --    --  --    5,192 28%
Customer D        -- --       -- --     -- --      -- --    --  --    2,128 11%

The following geographic area data include revenues based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenues:

                                      2000        1999        1998
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $14,658     $ 9,146     $13,475
Japan                                 7,706      10,766         485
Canada                                1,392       2,755       2,278
United Kingdom                          541         923         935
Germany                                 627         643         414
Rest of world                         1,155         638         967
                                    -------     -------     -------
Total                               $26,079     $24,871     $18,554
                                    =======     =======     =======

Geographic Area Long-lived Assets (Net):

                                      2000        1999        1998
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $21,810     $12,327     $11,165
Thailand                                171         229         310
Rest of world                            78         162         341
                                    -------     -------     -------
                                    $22,059     $12,718     $11,816
                                    =======     =======     =======

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

OTHER LITIGATION. The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

15. QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2000 and 1999.

                                              2000                             1999
                                 ------------------------------    -----------------------------
                                   Q1(2)    Q2      Q3      Q4       Q1      Q2      Q3     Q4
                                 ------------------------------    -----------------------------
                                               (in thousands except per share data)
Net revenues                     $5,571  $6,209  $8,132  $6,167    $5,539  $5,327  $7,187  $6,818
Gross margin, product sales       1,003   1,769   1,760   1,731     1,816   1,699     817     838(1)
Operating income (loss)          (3,018) (2,117) (2,980) (4,810)   (1,923) (2,200)    288  (1,990)
Net income (loss) applicable
  to common shares               (4,540) (2,190) (3,016) (4,751)   (2,480) (2,016)  3,394    (933)
Net income (loss) per share
  - basic                        $(0.30) $(0.13) $(0.17) $(0.27)   $(0.21) $(0.17) $ 0.27  $(0.07)
  - diluted                      $(0.30) $(0.13) $(0.17) $(0.27)   $(0.21) $(0.17) $ 0.26  $(0.07)

----------

(1)  Excludes provision for inventory write-off of $1.2 million.

(2) Quarterly data for the first quarter of 2000 has been restated to comply with Staff Accounting Bulletin No. 101, Revenue Recognition. The effect of the change on the first quarter of 2000 was to increase net loss applicable to common shares by $1.5 million, or $0.10 per share. The effect of this change on the second, third and fourth quarters of 2000 was not material.

16. SUBSEQUENT EVENTS:

The Company and Infineon entered into a share purchase agreement dated
December 14, 2000, pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,448 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction, Infineon will own approximately 20% of the Company's outstanding common stock. The Company may transfer or sell the Infineon shares beginning in August 2001. However, the number of shares that can be sold is restricted to 25% of the shares held at August 2001, 50% of the shares held at November 2001, 75% of the shares held at February 2002 with no restrictions after August 2002. Infineon may transfer or sell its interest in the Company's shares in two equal installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001 providing the Company with $10 million cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,448 Infineon shares.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A              Column B        Column C            Column D    Column E
---------            ----------      ----------          ----------  ----------
                                      Additions
                                 ----------------------
                     Balance at  Charged to  Charged to              Balance at
                     Beginning   Costs and     Other                    End
Description          of Period    Expenses    Accounts   Deductions  of Period
------------         ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/98:

Allowance for
doubtful accounts       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts             67         375          --         408         34
                       -----------------------------------------------------
                        $167        $375         $--        $408       $134
                       =====================================================
Year Ended 12/31/99:

Allowance for
doubtful accounts       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts             34         330          --         117        247
                       -----------------------------------------------------
                        $134        $330         $--        $117       $347
                       =====================================================
Year Ended 12/31/00:

Allowance for
doubtful accounts       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts            247          87          --         173        161
                       -----------------------------------------------------
                        $347        $ 87         $--        $173       $261
                       =====================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2001 Proxy Statement for the 2001 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2001 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2001 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2001 Proxy Statement.

                                    Page-36

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of the Company and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 2000 Annual Report to Stockholders:

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended
             December 31, 2000, 1999 and 1998
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Cash Flow for the years ended
             December 31, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------

          2.1 Agreement and Plan of Merger dated May 11, 2000, as amended, among Ramtron, RIC MI Acquisition Inc., Mushkin Inc., William Michael Mushkin and Elizabeth Loring Crane.(20)

          2.2 Amendment No. 1 to Agreement and Plan of Merger dated June 8, 2000.(20)

          3.1    Certificate of Incorporation of Registrant, as amended.(18)
          3.2    Bylaws of Registrant, as amended.(2)

                                    Page-37

          4.1    Form of Common Stock Purchase Agreement dated December 23,
                 1997.(3)
          4.2    Form of Common Stock Purchase Warrant dated December 23,
                 1997.(3)
          4.3 Preferred Stock Recapitalization Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(14)
          4.4 Supplemental Exchange Rights Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(14)
          4.5 Form of Optional Election between the Series A Preferred Stockholders and the Registrant.(14)
          4.6    Amended Loan Agreement between the National Electrical Benefit
                 Fund and the Registrant dated August 6, 1999.(14)
          4.7    Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National
                 Electrical Fund dated August 6, 1999.(14)
          4.8 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(14)
          4.9 Form of Common Stock and Warrant Purchase Agreement dated December 13, 1999.(16)
          4.10 Form of Warrant with an exercise price of $10.813 dated December 13, 1999.(16)
          4.11 Form of Warrant with an exercise price of $16.220 dated December 13, 1999.(16)
          4.12 Common Stock and Warrant Purchase Agreement dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(16)
          4.13 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(16)
          4.14 Warrant dated December 13, 1999 between Castle Creek Technology Partners, LLC and the Registrant.(16)
          4.15 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(19)
          4.16 Warrant to purchase 124,000 shares of common stock issued by the Registrant to JEB Partners, L.P. dated
                 February 11, 2000.(23)
          4.17 Warrant to purchase 96,000 shares of common stock issued by the Registrant to JEB Investments, Ltd. dated February 11, 2000.(23)
          4.18 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Investments, Ltd. and Ramtron.(23)
          4.19 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Partners, L.P. and Ramtron.(23)
          4.20 Warrant to purchase 25,000 shares of common stock issued by the Registrant to Jan-Charles Fine, dated March 9, 2000.
          4.21 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes

                                    Page-38

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Nonstatutory
                 Stock Option Agreement and Stock Purchase Agreement.(4)
         10.2 Registrant's Amended 1989 Nonstatutory Stock Option Plan and forms of Nonstatutory Stock Option Agreement and Stock Purchase Agreement.(5)
         10.3 Form of Invention and Non-Disclosure Agreement between Registrant and employees.(6)
        *10.4 High-Density FRAM Cooperation Agreement between Registrant and Hitachi, Ltd. dated April 25, 1994.(5)
        *10.5 Cooperative Agreement for License Manufacturing of FRAM Product between Registration and Rohm Co., Ltd. dated
                 August 3, 1994.(5)
         10.6 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(8)
        *10.7 FRAM Technology License Agreement dated July 31, 1995 between the Registrant and Toshiba.(9)
        *10.8 Symetrix/Ramtron Ferroelectric Cross License Agreement dated as of August 11, 1995 between the Registrant and Symetrix.(10)
        *10.9 First Amendment to Symetrix/Ramtron Ferroelectric Cross License Agreement dated September 13, 1995 between the Registrant and Symetrix.(9)
        *10.10 Amendment dated September 21, 1995 to High-Density FRAM Cooperation Agreement between the Registrant and Hitachi.(7)
        *10.11 Supplement-1 dated September 28, 1995 to Cooperative Agreement for License Manufacturing of FRAM Product between the Registrant and Rohm.(9)
        *10.12 FRAM Technology License Agreement dated December 19, 1995 between the Registrant and Fujitsu.(9)
        *10.13 Amendment No. 2 to High-Density FRAM Cooperation Agreement dated March 11, 1996 between the Registrant and Hitachi, Ltd.(1)
        *10.14 Amendment to Agreement dated August 30, 1996 between the Registrant and Fujitsu.(10)
         10.15 Amendment No. 1 to Registrant's 1989 Nonstatutory Stock Option Plan dated October 24, 1996.(1)
         10.16 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.17 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
        *10.18   FRAM License Agreement dated December 20, 1996 between the
                 Registrant and Samsung Electronics Co., Ltd.(2)
        *10.19   Joint Development Agreement between the Registrant and
                 ULVAC Japan, Ltd., dated April 9, 1997.(11)
        *10.20   Amendment No. 3 RF/ID Products to High-Density FRAM
                 Cooperation Agreement dated January 15, 1998 between the Registrant, Racom Systems, Inc. and Hitachi, Ltd.(12)
        *10.21 Joint Development Agreement between Fujitsu Limited and the Registrant dated March 5, 1999.(13)

                                    Page-39

        *10.22 Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.(18)
        *10.23 Settlement and License Agreement dated November 9, 1999 between NEC and Enhanced Memory Systems, Inc., a subsidiary of the Registrant.(15)
         10.24 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(18)
         10.25   Registrant's 1999 Stock Option Plan.(18)
         10.26 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(19)
         10.27 Employment Agreement effective January 1, 2000 between the Registrant and Donald G. Carrigan, dated February 24, 2000.(19)
        *10.28 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(17)
        *10.29 Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(21)
        *10.30 Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(22)
         10.31 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(21)
         10.32 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.
         10.33   Amendment No. 2 to Registrant's 1989 Nonstatutory Stock
                 Option Plan, as amended, dated July 25, 2000.
         10.34   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.
         10.35 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.
        *10.36 Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.
         10.37   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.
         10.38 Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated February 2, 2001.
         10.39 Employment Agreement effective January 1, 2001 between the Registrant and Craig W. Rhodine, dated February 2, 2001.
         10.40   Employment Agreement effective January 1, 2001  between the
                 Registrant and Greg B. Jones, dated February 2, 2001.
         10.41   Employment Agreement effective January 1, 2001  between the
                 Registrant and LuAnn D. Hanson, dated February 2, 2001.

         23.1    Consent of Independent Public Accountants

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

                                    Page-40

(2) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on August 29, 1997.

(3) Incorporated by reference to the Company's Registration Statement Form S-3 (Registration No. 333-47615) filed with the Securities and Exchange Commission on March 10, 1998.

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

(6) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K under cover of Form 8 (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on November 6, 1991.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 31, 1993.

(8) Incorporated by reference to the Company's Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(9) Incorporated by reference to the Company's Amendment No. 2 to the Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on January 31, 1996.

(10) Incorporated by reference to the Company's Amendment No. 2 to the Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 1996 and filed with the Securities and Exchange Commission on January 23, 1997.

(11) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission on May 14, 1997.

(12) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998.

(13) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 14, 1999.

                                    Page-41

(14) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(15) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on November 16, 1999.

(16) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 27, 1999.

(17) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on February 18, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(19) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

(20) Incorporated by reference to the Company's Amendment No. 2 to Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on July 24, 2000.

(21) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 22, 2000.

(22) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

(23) Incorporated by reference to the Company's Form S-3 Registration Statement (Registration No. 333-42106) filed with the Securities and Exchange Commission on July 24, 2000.

(b)  Reports on Form 8-K:

     On February 18, 2000, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On March 17, 2000, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                    Page-42

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

     On June 23, 2000, the Registrant filed Amendment No. 1 to a report on Form 8-K filed on June 15, 2000. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 24, 2000, the Registrant filed Amendment No. 2 to a report on Form 8-K on June 15, 2000. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On August 16, 2000, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On October 10, 2000, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On December 22, 2000, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

(c)  Exhibits - See the list of Exhibits under Item 14(a)3 of this Form 10-K.

(d) Financial Statement Schedules - See the list of Schedules under Item 14(a)2 of this Form 10-K.

                                  Page-43

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 30, 2001.

                                             RAMTRON INTERNATIONAL CORPORATION

                                             By:  /S/ William W. Staunton, III
                                                ------------------------------
                                                William W. Staunton, III
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ L. David Sikes
--------------------------      Chairman                          3-30-01
L. David Sikes

/S/ William G. Howard
-------------------------       Director                          3-30-01
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          3-30-01
Eric A. Balzer

/S/ Albert J. Hugo-Martinez
---------------------------     Director                          3-30-01
Albert J. Hugo-Martinez

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-30-01
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director, President and           3-30-01
Greg B. Jones                   Chief Operating Officer

/S/ LuAnn D. Hanson
-------------------------       Chief Financial Officer           3-30-01
LuAnn D. Hanson                 and Vice President of Finance

                                  Page-44