Form 10-Q
period 2001-03-31
RAMTRON INTERNATIONAL CORP
filed 2001-05-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                     ---------    ---------

Commission File Number     0-17739

                     RAMTRON INTERNATIONAL CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                    84-0962308
------------------------------------------------------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification No.)

       1850 Ramtron Drive, Colorado Springs, CO               80921
------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

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

Common Stock, $.01 Par Value - 22,034,404 as of May 9, 2001.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         March 31,    Dec. 31,
                                                           2001        2000
                                                         ---------   ---------
         ASSETS
Current assets:
  Cash and cash equivalents                              $ 10,148    $  7,256
  Accounts receivable, less allowances
   of $255 and $261, respectively                             855       1,710
  Inventories                                               9,642       7,190
  Marketable equity securities                             16,786          --
  Other current assets                                        233         147
                                                         ---------   ---------
      Total current assets                                 37,664      16,303
Property, plant and equipment, net                          5,637       5,595
Intangible assets, net                                     15,993      16,464
                                                         ---------   ---------
                                                         $ 59,294    $ 38,362
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  5,796    $  4,556
  Accrued liabilities                                       1,188       1,915
  Deferred revenue                                          2,834       2,889
                                                        ---------   ---------
      Total current liabilities                             9,818       9,360

Promissory note, the Fund, net of unamortized
  discount of $549 and $686, respectively                   6,451       6,314
                                                         ---------   ---------
      Total liabilities                                    16,269      15,674
Minority interest in subsidiary                                --         267
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 955 and 955 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                    949         920
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, respectively: 21,926,656 and
    17,477,488 shares issued and
    outstanding, respectively                                 219         175
   Deferred compensation                                       --        (202)
   Accumulated other comprehensive loss                    (3,214)         --
   Additional paid-in capital                             231,136     201,038
   Accumulated deficit                                   (186,065)   (179,510)
                                                         ---------   ---------
      Total stockholders' equity                           42,076      21,501
                                                         ---------   ---------
                                                         $ 59,294    $ 38,362
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                              2001      2000
                                                            --------  --------
Revenue:
   Product sales                                            $ 3,169   $ 2,270
   License and development fees                                  --     2,000
   Royalties                                                     59        --
   Customer-sponsored research and development                  227     1,301
                                                            --------  --------
                                                              3,455     5,571
                                                            --------  --------
Costs and expenses:
   Cost of product sales                                      2,261     1,267
   Research and development                                   3,985     2,139
   Customer-sponsored research and development                  227     1,178
   Sales, general and administrative                          3,410     2,439
   Amortization of stock-based compensation                     202     1,566
                                                            --------  --------
                                                             10,085     8,589
                                                            --------  --------
Operating loss                                               (6,630)   (3,018)

Interest expense, related party                                (277)     (322)
Other income, net                                               116       109
Minority interest in net loss of subsidiary                     267       222
                                                            --------  --------
Loss before cumulative effect of accounting change           (6,524)   (3,009)

Cumulative effect of accounting change                           --    (1,500)
                                                            --------  --------
Net loss                                                    $(6,524)  $(4,509)
                                                            ========  ========
Loss per common share:
   Net loss                                                 $(6,524)  $(4,509)
   Dividends on redeemable preferred stock                      (25)      (25)
   Accretion of redeemable preferred stock                       (6)       (6)
                                                            --------  --------
Net loss applicable to common shares                        $(6,555)  $(4,540)
                                                            ========  ========
Net loss per share - basic and diluted:
   Net loss per share before cumulative
    effect of accounting change                              $(0.35)   $(0.20)
   Cumulative effect of accounting change                        --     (0.10)
                                                            --------  --------
Net loss per share                                           $(0.35)   $(0.30)
                                                            ========  ========
Weighted average shares outstanding:
  Basic and diluted                                          18,507    15,065
                                                            ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2001      2000
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(6,524)  $(4,509)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Cumulative effect of accounting change                     --     1,500
     Depreciation and amortization                             837       679
     Amortization of debt discount, related party              137       137
     Stock-based compensation                                  202     1,566
     Minority interest in subsidiary                          (267)     (222)

Changes in assets and liabilities:
     Accounts receivable                                       855      (803)
     Inventories                                            (2,452)     (675)
     Accounts payable and accrued liabilities                  513      (763)
     Accrued interest, related party                            --      (230)
     Deferred revenue                                          (55)   (1,289)
     Other                                                      11        (5)
                                                          --------- ---------
Net cash used in operating activities                       (6,743)   (4,614)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (315)     (102)
   Intellectual property                                       (93)     (208)
                                                          --------- ---------
Net cash used in investing activities                         (408)     (310)
                                                          --------- ---------
Cash flows from financing activities:
   Issuance of capital stock, net of expenses               10,043     3,835
                                                          --------- ---------
Net cash provided by financing activities                   10,043     3,835
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents         2,892    (1,089)

Cash and cash equivalents, beginning of period               7,256    10,601
                                                          --------- ---------
Cash and cash equivalents, end of period                   $10,148   $ 9,512
                                                          ========= =========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 2001 and 2000 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and requires them to be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 effective January 1, 2001. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the adoption of the Statement did not have a material impact on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the quarter ended March 31, 2001 was to increase income before cumulative effect of the accounting change by approximately $50,000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the quarter ended March 31, 2000.

                                   Page-5

NOTE 3.  INVENTORIES

Inventories consist of:
                                            March 31,     Dec. 31,
                                              2001          2000
                                            ---------     --------
                                                (in thousands)
                                           (Unaudited)

                    Finished goods            $6,413       $4,222
                    Work in process            3,229        2,968
                                              ------       ------
                    Total                     $9,642       $7,190
                                              ======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. The maturity date of the credit facility, as amended, is July 12, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at March 31, 2001. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of March 31, 2001.

NOTE 5.   EARNINGS PER SHARE

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

                                   Page-6

As of March 31, 2001, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

            Instrument or Obligation                           Common Stock
----------------------------------------------------           ------------
                                                              (in thousands)
Warrants, 25,000 exercisable at $17.00 per share,
  868,810 exercisable at $16.22 per share, 814,212
  exercisable at $10.81 per share, 667,000 exercisable
  at $6.88 per share, 240,147 exercisable at $5.00 per
  share and 905,697 exercisable at $2.25 per share.               3,521
Stock options outstanding as of March 31, 2001
  with a weighted average exercise price per share of $10.40      3,222
Series A Convertible Preferred Stock, 955 shares
  outstanding and accrued dividends as of
  March 31, 2001 with a conversion price of $5.00 per share.        196
Promissory note, related party, principal and
  accrued interest as of March 31, 2001 totaling
  $7,000,000 with a conversion price of $5.00 per share.          1,400
                                                                 ------
Total                                                             8,339
                                                                 ======

NOTE 6.   ISSUANCE OF COMMON STOCK

The Company and Infineon entered into a share purchase agreement dated
December 14, 2000, pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. The Company may transfer or sell the Infineon shares beginning in August 2001. Infineon may transfer or sell its interest in the Company's shares in two equal installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001 providing the Company with $10 million cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares.

The Company will account for the Infineon shares as available for sale securities. Accordingly, the unrealized gains and losses on these shares will be recorded as a component of other comprehensive loss.

                                   Page-7

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount was recorded as deferred compensation and was being amortized over the vesting period of the options as a charge to compensation expense.
Amortization for the three month periods ended March 31, 2001 and 2000 was $202,000 and $1,566,000, respectively. The deferred compensation related to such common stock options was fully amortized as of March 31, 2001.

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaint's in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

                                   Page-8

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

The accounting policies for determining segment net loss are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table represents segment information for the three months ended March 31, 2001 and 2000.

                                          2001                2000
                                   ------------------  ------------------
                                             Enhanced            Enhanced
                                     FRAM      DRAM      FRAM      DRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                    $   748   $ 2,421   $   696   $ 1,574
  License and development fees          --        --     2,000        --
  Royalties                             59        --        --        --
  Customer-sponsored research
    and development                     --       227     1,151       150
                                   --------  --------  --------  --------
                                       807     2,648     3,847     1,724

Costs and expenses                   3,933     6,152     5,754     2,835
                                   --------  --------  --------  --------
Operating loss                      (3,126)   (3,504)   (1,907)   (1,111)

Other                                   --       267        --       222
                                   --------  --------  --------  --------
Net loss                           $(3,126)  $(3,237)  $(1,907)  $  (889)
                                   ========  ========  ========  ========

                                   Page-9

Net loss excludes interest income, interest expense and miscellaneous charges on a total basis of ($161,000) and ($213,000) in 2001 and 2000, respectively, not allocated to business segments.

NOTE 10.  COMPREHENSIVE LOSS

The Company's balance of accumulated other comprehensive loss is composed exclusively of unrealized losses on marketable securities classified as available-for-sale. Comprehensive loss for the three months ended March 31, 2001 and 2000 is as follows:

                                                March 31,     March 31,
                                                  2001          2000
                                                ---------     ---------
                                                     (in thousands)

     Net loss                                    $(6,524)      $(4,509)

     Unrealized loss on marketable securities     (3,214)           --
                                                ---------     ---------

     Accumulated other comprehensive loss        $(9,738)      $(4,509)
                                                =========     =========

NOTE 11.  ACQUISITION OF MUSHKIN INC.

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

                                   Page-10

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at January 1, 2000.

                                       Pro Forma Three Months
                                        Ended March 31, 2000
                                       (in thousands, except
                                          per share data)
                                       ---------------------

Revenue                                       $ 8,053

Net loss                                       (4,361)

Net loss applicable to common shares           (4,392)

Net loss per share- basic and diluted         $ (0.27)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected.
Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its Enhanced-DRAM and FRAM products; (iii) acceptance of new Enhanced-DRAM and FRAM products which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its contract manufacturing foundry partners; (v) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (vi) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (vii) the availability and related cost of future financing; (viii) the retention of key personnel;
(ix) the outcome of the Company's patent interference litigation proceedings, and (x) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (xi) current negative trends in the global economy.

                                   Page-11

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000.

REVENUES. Total revenues for the quarter ended March 31, 2001 decreased $2.1 million, or 38% from the quarter ended March 31, 2000.

Revenue from product sales increased $899,000 or 40% for the quarter ended March 31, 2001, as compared to the same period in 2000. Enhanced-DRAM product revenues for the quarter ended March 31, 2001 increased $847,000 to $2.4 million, an increase of 54% as compared to the same period in 2000. The increase in Enhanced-DRAM product sales is primarily attributable to sales revenue of the Company's Mushkin subsidiary, which was acquired in June 2000, offset by a decline in EDRAM 4-megabit product sales. A decreasing demand for the Company's 4-megabit EDRAM products is expected to continue in future periods as the Company continues to focus its sales and development efforts on higher density 64-megabit and other specialty memory products.

FRAM product revenues for the quarter ended March 31, 2001, increased $52,000 to $748,000 as compared to the same period in 2000. The Company expects that FRAM product revenues will remain relatively flat through the first half of 2001, as compared to the same period in 2000.

License and development fees for the quarter ended March 31, 2001 decreased $2.0 million, to zero, as compared to the same period in 2000. This decrease is due to milestone achievements occurring during the quarter ended March 31, 2000. No such milestone achievements occurred during the quarter ended
March 31, 2001.

The Company recognized royalty revenue of $59,000 in the quarter ended March 31, 2001. In the same period of 2000, no royalty revenues were recognized. This increase was due to royalty income recorded under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the quarter ended March 31, 2001, decreased by $1.1 million to $227,000, a decrease of 83% as compared to the same period in 2000. This decrease resulted primarily from completion, during the fourth quarter of 2000, of advanced FRAM manufacturing process development activities with one of the Company's existing FRAM licensees.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the first quarter increased from 56% to approximately 71% as compared with the same period in 2000. Enhanced-DRAM cost of product sales for the quarter ended March 31, 2001 and 2000 was 72% and 55%, respectively. This increase is primarily the result of increased sales from our Mushkin subsidiary and declining sales of the Company's 4-megabit EDRAM products. Cost of sales associated with the Company's FRAM products increased during the quarter from 58% in 2000 to approximately 70% in 2001. Reductions in cost of sales realized from improvements associated with manufacturing substantially all FRAM products at alliance foundry manufacturing facilities were more than offset by the reduction of average unit selling prices as compared to the same quarter in 2000.

                                   Page-12

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended March 31, 2001 increased $895,000 to $4.2 million, an increase of 27% as compared with the same period in 2000. This increase is primarily due to increased costs related to the development of new Enhanced-DRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2001 increased $971,000 to $3.4 million, an increase of 40% as compared to the same period in 2000. This increase is primarily attributable to approximately $428,000 of incremental general and administrative costs and $330,000 of goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000.

STOCK-BASED COMPENSATION. During the quarter ended March 31, 2001, the Company recognized $202,000 of non-cash expenses for stock based compensation compared to $1.6 million in the quarter ended March 31, 2000. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000, and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,539,000 was recognized as deferred compensation. The deferred compensation related to such options was fully amortized as of March 31, 2001.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $45,000 for the quarter ended March 31, 2001, as compared to the same period in 2000, due to decreases in interest expense related to the Dimensional Fund Advisors notes payable, which were converted into the Company's common stock on February 29, 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss increased by $45,000 to $267,000 in the quarter ended March 31, 2001 as compared with the same period in 2000. This increase is the result of increased losses for the Company's EMS subsidiary as compared to the same period in 2000. The minority interest reflects Infineon Technologies AG's share of EMS's loss for the quarter ended March 31, 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the quarter ended March 31, 2001 was to increase income before cumulative effect of the accounting change by approximately $50,000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the quarter ended March 31, 2000.

                                   Page-13

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased from $2.1 million for the three months ended March 31, 2001, to $6.7 million as compared to the same period in 2000. Cash used to fund operating losses, after non-cash charges, increased $4.8 million for the three-month period ending March 31, 2001 as compared to the same period in 2000. Additionally, for the three months ending March 31, 2001, working capital requirements decreased $2.6 million as compared to 2000.

Accounts receivable decreases of approximately $855,000 since the end of 2000 are primarily attributable to decreases in outstanding trade receivables due to the Company.

Inventories increased to $9.6 million during the three-month period ended March 31, 2001, from $7.2 million at the end of 2000. Inventory levels increased primarily due to increased FRAM wafer and finished product shipments from the Company's manufacturing alliance partners for customer shipments that are expected to begin in the quarter ended September 30, 2001. Due to manufacturing cycle times, limited capacity at the Company's assembly and test suppliers and limited visibility of customer requirements it was necessary to build inventories in advance of customer delivery schedules to assure the Company's ability to deliver according to customer requirements.

Accounts payable and accrued liabilities increased approximately $513,000 during the three months ended March 31, 2001, from $6.5 million at the end of 2000 to $7.0 million at March 31, 2001.

Cash used in investing activities was $408,000 for the three months ended
March 31, 2001, compared to $310,000 for the same period in 2000. Capital expenditures were $315,000 in the three months ended March 31, 2001 compared to $102,000 in the three-month period ended March 31, 2000. Equipment and plant expenditures are expected to be minimal during the remainder of 2001. An amount of $93,000 was expended for intellectual property in the three months ended March 31, 2001, a decrease of approximately $115,000 from the same period in 2000.

In the first three months of 2001, net cash provided by financing activities was $10.0 million, which was raised from the issuance of common stock, primarily from the closing of the Infineon Technologies AG stock purchase agreement dated December 14, 2000. During the three months ended March 31, 2000, net cash provided by financing activities was $3.8 million, which primarily consisted of the exercise of warrants to purchase shares of the Company's common stock.

The Company is currently involved in a patent interference proceeding (see
Note 8 - "Contingencies"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that such a result could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

                                   Page-14

During the remainder of 2001, the Company will continue to receive cash from product sales and ongoing Enhanced-DRAM customer-sponsored research and development programs. An increase in product sales activity and new technology license agreements is anticipated during the remainder of 2001. The Company had $10.1 million in cash and cash equivalents at March 31, 2001. In August and November of 2001 the Company can generate additional cash resources from the sale of up to 50% of the 443,488 Infineon Technologies AG common shares it currently holds. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing before or soon after year-end 2001. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

OUTLOOK

The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

The Company is continuing its efforts to improve and increase commercial production and sales of its Enhanced-DRAM and FRAM products, decrease the cost of producing such products and develop and commercialize new Enhanced-DRAM and FRAM products.

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

MARKET RISK

There have been no material changes in market risk related to the Company's financial instruments since December 31, 2000, other than the market risks associated with the ownership of 443,488 shares of Infineon common stock. See Notes 6 and 10 to the accompanying financial statements for further information regarding the ownership of the Infineon shares.

                                   Page-15

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is currently involved in a patent interference proceeding (see
Note 8 - "Contingencies").  The Patent Office decided the interference on
May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company and Infineon entered into a share purchase agreement dated
December 14, 2000, pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. With completion of the transaction, Infineon owns approximately 20% of the Company's outstanding common stock. The Company may transfer or sell the Infineon shares beginning in August 2001. Infineon may transfer or sell its interest in the Company's shares in two equal installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001 providing the Company with $10 million cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares.

For the transactions with Infineon, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The securities sold were offered for investment only and not for the purposes of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

                                   Page-16

ITEMS 3 - 5 NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

     On April 9, 2001 the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On May 9, 2001 the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 14, 2001                             /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-17