Form 10-Q
period 2001-06-30
RAMTRON INTERNATIONAL CORP
filed 2001-08-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 2001

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

Common Stock, $.01 Par Value - 22,080,207 as of August 10, 2001.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         June 30,    Dec. 31,
                                                           2001        2000
                                                         --------    --------
         ASSETS
Current assets:
  Cash and cash equivalents                              $  2,457    $  7,256
  Accounts receivable, less allowances
   of $264 and $261, respectively                             652       1,710
  Inventories                                              10,082       7,190
  Marketable equity securities                             10,400          --
  Other current assets                                        172         147
                                                         ---------   ---------
      Total current assets                                 23,763      16,303

Property, plant and equipment, net                          5,390       5,595
Intangible assets, net                                     15,564      16,464
                                                         ---------   ---------
                                                         $ 44,717    $ 38,362
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  4,407    $  4,556
  Accrued liabilities                                         887       1,915
  Deferred revenue                                          2,143       2,889
                                                        ---------   ---------
      Total current liabilities                             7,437       9,360

Long-term promissory note, the Fund, net of unamortized
  discount of $412 and $686, respectively                   6,588       6,314
                                                         ---------   ---------
      Total liabilities                                    14,025      15,674
Minority interest in subsidiary                                --         267
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 1,006 and 955 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                    981         920
                                                         ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, respectively: 22,039,958 and
    17,477,488 shares issued and
    outstanding, respectively                                 220         175
   Deferred compensation                                       --        (202)
   Accumulated other comprehensive loss                    (9,600)         --
   Additional paid-in capital                             231,388     201,038
   Accumulated deficit                                   (192,297)   (179,510)
                                                         ---------   ---------
      Total stockholders' equity                           29,711      21,501
                                                         ---------   ---------
                                                         $ 44,717    $ 38,362
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Revenue:
   Product sales                         $2,479    $4,446   $ 5,649   $ 6,716
   License and development fees              --        --        --     2,000
   Royalties                                174        13       233        13
   Customer-sponsored research
     and development                        698     1,750       924     3,051
                                        --------  --------  --------  --------
                                          3,351     6,209     6,806    11,780
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  1,866     2,677     4,126     3,943
   Research and development               3,416     1,351     7,400     3,491
   Customer-sponsored research
     and development                        697     1,690       924     2,868
   Sales, general and administrative
     (exclusive of non-cash
     compensation expense shown below)    3,394     2,404     6,804     4,843
   Amortization of stock-based
     compensation                            --       204       202     1,770
                                        --------  --------  --------  --------
                                          9,373     8,326    19,456    16,915
                                        --------  --------  --------  --------
Operating loss                           (6,022)   (2,117)  (12,650)   (5,135)
Interest expense, related party            (279)     (278)     (556)     (600)
Other income, net                           102       155       216       263
Minority interest in net loss
  of subsidiary                              --        80       267       303
                                        --------  -------- ---------  --------
Loss before cumulative effect of
  accounting change                      (6,199)   (2,160)  (12,723)   (5,169)
Cumulative effect of accounting change       --        --        --    (1,500)
                                        --------  -------- ---------  --------
Net loss                                $(6,199)  $(2,160) $(12,723)  $(6,669)
                                        ========  ======== =========  ========
Net loss per common share:
  Net loss                              $(6,199)  $(2,160) $(12,723)  $(6,669)
  Dividends on redeemable
    preferred stock                         (26)      (24)      (52)      (49)
  Accretion of redeemable
    preferred stock                          (6)       (6)      (12)      (12)
                                        --------  --------  --------  --------
Net loss applicable to common shares    $(6,231)  $(2,190) $(12,787)  $(6,730)
                                        ========  ======== =========  ========
Net loss per share - basic and diluted:
  Net loss per share before cumulative
    effect of accounting change          $(0.28)   $(0.13)   $(0.63)   $(0.33)
  Cumulative effect of accounting change     --        --        --     (0.10)
                                        --------  --------  --------  --------
Net loss per share                       $(0.28)   $(0.13)   $(0.63)   $(0.43)
                                        ========  ========  ========  ========
Weighted average shares outstanding -
  basic and diluted                      21,972    16,301    20,261    15,683
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.
                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2001       2000
                                                           --------   --------
Cash flows from operating activities:
   Net loss                                               $(12,723)   $(6,669)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Cumulative effect of accounting change                     --      1,500
     Depreciation and amortization                           1,687      1,367
     Amortization of debt discount, related party              274        274
     Stock-based compensation                                  202      1,770
     Minority interest in subsidiary                          (267)      (303)

Changes in assets and liabilities:
     Accounts receivable                                     1,058     (2,273)
     Inventories                                            (2,892)      (525)
     Accounts payable and accrued liabilities               (1,177)      (842)
     Accrued interest, related party                            --       (230)
     Deferred revenue                                         (746)      (967)
     Other                                                      73        (19)
                                                          ---------  ---------
Net cash used in operating activities                      (14,511)    (6,917)
                                                          ---------  ---------

Cash flows from investing activities:
   Cash from acquired subsidiary                                --        665
   Purchase of property, plant and equipment                  (342)      (212)
   Intellectual property                                      (240)      (289)
                                                          ---------  ---------
Net cash (used in) provided by investing activities           (582)       164
                                                          ---------  ---------

Cash flows from financing activities:
   Issuance of capital stock, net of expenses               10,294      3,948
                                                          ---------  ---------
Net cash provided by financing activities                   10,294      3,948
                                                          ---------  ---------

Net decrease in cash and cash equivalents                   (4,799)    (2,805)

Cash and cash equivalents, beginning of period               7,256     10,601
                                                          ---------  ---------
Cash and cash equivalents, end of period                   $ 2,457    $ 7,796
                                                          =========  =========

See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 2001 and 2000 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the three and six months ended June 30, 2001 was to increase income before cumulative effect of the accounting change by approximately $162,000 and $210,000, respectively. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the six months ended June 30, 2000.

                                    Page-5

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The company will account for any future business combinations in accordance with SFAS No. 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets should be amortized over their useful life and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the provisions of SFAS No. 142. The company will adopt SFAS No. 142 on January 1, 2002. The company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143).
SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

                                    Page-6

NOTE 3.  INVENTORIES

Inventories consist of:
                                            June 30,      Dec. 31,
                                              2001          2000
                                            ---------     --------
                                                (in thousands)
                                           (Unaudited)

                    Finished goods           $ 7,160       $4,222
                    Work in process            2,922        2,968
                                             -------       ------
                    Total                    $10,082       $7,190
                                             =======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. The maturity date of the credit facility, as amended, is July 12, 2002. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The agreement requires the Company maintain a minimum level of net worth of $7 million, current assets to current liabilities ratio of not less than 1.5, as defined, and long-term debt to net worth ratio not to exceed 1.0, as defined. The Company was in compliance with these covenants at June 30, 2001. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of June 30, 2001. Interest paid for the six-month periods ended June 30, 2001 and 2000 was $281,556 and $513,333, respectively.

NOTE 5.   EARNINGS PER SHARE

The Company calculates its loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share.

                                   Page-7

As of June 30, 2001, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are as follows:

                               Three and            Three and
                               Six Months           Six Months
                                 Ended                 Ended
                             June 30, 2001         June 30, 2000
                             -------------        --------------
                                        (in thousands)

Warrants                         3,521                 3,903
Options                          2,955                 2,474
Convertible preferred stock        201                   181
Convertible notes                1,400                 1,400

NOTE 6.   ISSUANCE OF COMMON STOCK

The Company and Infineon entered into a share purchase agreement dated
December 14, 2000, pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. In August 2001, Infineon waived all holding period requirements such that the Company may transfer or sell any or all of the Infineon shares beginning in August 2001. Infineon may transfer or sell up to 50% of its interest in the Company's shares twelve months from the initial closing date and up to 100% eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001 providing the Company with $10 million cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares.

                                   Page-8

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount was recorded as deferred compensation and was being amortized over the vesting period of the options as a charge to compensation expense.
Amortization for the six month periods ended June 30, 2001 and 2000 was $202,000 and $1,770,000, respectively. The deferred compensation related to such common stock options was fully amortized as of March 31, 2001.

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

                                   Page-9

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing, using or selling FRAM products in the United States that utilize the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

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

The following table represents segment information for the three months ended June 30, 2001 and 2000.

                                          2001                2000
                                   ------------------  ------------------
                                             Enhanced            Enhanced
                                     FRAM      DRAM      FRAM      DRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                    $   782    $1,697   $   961   $ 3,485
  Royalties                            174        --        13        --
  Customer-sponsored research
    and development                     --       698     1,600       150
                                   --------  --------  --------  --------
                                       956     2,395     2,574     3,635

Costs and expenses                   3,780     5,593     4,408     3,918
                                   --------  --------  --------  --------
Operating loss                      (2,824)   (3,198)   (1,834)     (283)

Other                                   --        --        --        80
                                   --------  --------  --------  --------
Net loss                           $(2,824)  $(3,198)  $(1,834)  $  (203)
                                   ========  ========  ========  ========

                                   Page-10

Net loss excludes interest income, interest expense and miscellaneous charges on a total basis of ($177,000) and ($123,000) in 2001 and 2000, respectively, not allocated to business segments.

The following table represents segment information for the six months ended June 30, 2001 and 2000.

                                          2001                2000
                                   ------------------  ------------------
                                             Enhanced            Enhanced
                                     FRAM      DRAM      FRAM      DRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                     $1,530   $ 4,119   $ 1,657   $ 5,059
  License and development fees          --        --     2,000        --
  Royalties                            233        --        13        --
  Customer-sponsored research
    and development                     --       924     2,751       300
                                   --------  --------  --------  --------
                                     1,763     5,043     6,421     5,359

Costs and expenses                   7,713    11,743    10,162     6,753
                                   --------  --------  --------  --------
Operating loss                      (5,950)   (6,700)   (3,741)   (1,394)

Other                                   --       267        --       303
                                   --------  --------  --------  --------
Net loss before cumulative
  effect of accounting change      $(5,950)  $(6,433)  $(3,741)  $(1,091)
                                   ========  ========  ========  ========

Total assets                       $28,411   $16,306   $19,629   $21,268

Net loss excludes interest income, interest expense and miscellaneous charges on a total basis of ($340,000) and ($337,000) in 2001 and 2000, respectively, not allocated to business segments.

NOTE 10.  COMPREHENSIVE LOSS

The Company's balance of accumulated other comprehensive loss is composed exclusively of unrealized losses on marketable securities classified as available-for-sale. Comprehensive loss for the six months ended June 30, 2001 and 2000 is as follows:

                                                 June 30,     June 30,
                                                  2001          2000
                                                 --------     --------
                                                     (in thousands)

     Net loss                                   $(12,723)      $(6,669)

     Unrealized loss on marketable securities     (9,600)           --
                                                ---------     ---------

     Comprehensive loss                         $(22,323)      $(6,669)
                                                =========     =========

                                    Page-11

The Company reviews its equity securities on a quarterly basis to evaluate whether an other than temporary decline in the carrying value of an investment has occurred. All factors are considered in assessing whether such a decline in value is other than temporary, including:

     - Earnings trends and asset quality
     - Near term prospects and financial condition of the issuer
     - Financial condition and prospects of the issuer's region and industry
     - The cause and severity of the decline in market price
     - Analysts recommendations and stock price projections
     - The length of time market value was less than the carrying value
     - Stock price volatility and near term potential for recovery
     - The Company's intent and ability to retain the investment

At June 30, 2001, the Company's investment in Infineon had an unrealized loss of $9.6 million. The Company assessed whether the decline was other than temporary and concluded that insufficient evidence existed at June 30, 2001, to make such a determination, principally because of the short period of time (less than 90 days) that the stock price was less than its carrying value. If the stock price does not recover in the third quarter, it is probable that the Company will take an other than temporary charge and write-down its investment in Infineon to its then current market value.

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

                                   Page-12

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at January 1, 2000.

                                       Pro Forma Six Months
                                        Ended June 30, 2000
                                       (in thousands, except
                                          per share data)
                                       ---------------------

Revenue                                       $17,886

Net loss                                       (6,717)

Net loss applicable to common shares           (6,778)

Net loss per share- basic and diluted         $ (0.41)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected.
Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new FRAM and Enhanced-DRAM products; (ii) broader customer acceptance of its FRAM and Enhanced-DRAM products; (iii) acceptance of new FRAM and Enhanced-DRAM products which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its contract manufacturing foundry partners; (v) demand for the Company's products and the products of our principal FRAM customers; (vi)the success of ongoing cost-reduction efforts;
(vii) the Company's ability to perform under existing alliance agreements and to develop new alliance and foundry relationships; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix) the availability and related cost of future financing; (x) the retention of key personnel; (xi) the outcome of the Company's patent interference litigation proceedings, and (xii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (xiii) current negative trends in the global economy.

                                   Page-13

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000.

REVENUES. Total revenues for the three-month period ended June 30, 2001 were $3.4 million, a decrease of $2.9 million, or 46%, from the same period in 2000.

Revenue from product sales decreased $2.0 million or 44% for the quarter ended June 30, 2001, as compared to the same period in 2000. Enhanced-DRAM product revenues for the quarter ended June 30, 2001 decreased $1.8 million to $1.7 million, a decrease of 51% as compared to the same period in 2000. The decrease in Enhanced-DRAM product sales is primarily attributable to a decline in Enhanced-DRAM 4-megabit product sales. A decreasing demand for the Company's 4-megabit Enhanced-DRAM products is expected to continue in future periods as the Company continues to focus its sales and development efforts on higher density specialty memory products.

FRAM product revenues for the quarter ended June 30, 2001, decreased $179,000, to $782,000, as compared to the same period in 2000. The Company expects that FRAM product revenues will begin increasing during the quarter ending September 30, 2001, as volume shipments related to the Company's Ampy volume purchase agreement begin. During the second quarter the Company received purchase orders for third and fourth quarter shipments related to the Ampy program totaling approximately $4.9 million. Any increase in third and fourth quarter FRAM revenues is subject to, but not limited to, the demand for our products and the products of our principal FRAM customers and the level of orders the Company receives and can ship in any particular quarter.

There were no license and development fees for the quarters ended June 30, 2001 and 2000.

The Company recognized royalty revenue of $174,000 in the quarter ended June 30, 2001. In the same period of 2000, $13,000 in royalty revenues was recognized. This increase was due to royalty income recorded under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the quarter ended June 30, 2001, decreased by $1.1 million to $698,000, a decrease of 60% as compared to the same period in 2000. This decrease resulted primarily from completion, during the fourth quarter of 2000, of advanced FRAM manufacturing process development activities with one of the Company's existing FRAM licensees.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the second quarter increased from 60% to approximately 75% as compared with the same period in 2000. Enhanced-DRAM cost of product sales for the quarter ended June 30, 2001 and 2000 were 70% and 55%, respectively. This increase is primarily the result of increased sales from our Mushkin subsidiary and declining sales of the Company's 4-megabit Enhanced-DRAM products. Cost of sales associated with the Company's FRAM products increased during the quarter from 71% in 2000 to approximately 86% in 2001. Approximately 34% of product revenues during the quarter were attributable to shipments into the Ampy metering program. Production costs as a percentage of product revenues for the initial deliveries of this product remain high. Cost reduction activities are currently under way with an expectation of improving cost of sales percentages during the fourth quarter when higher cost inventories are depleted. Any improvements in third and fourth quarter FRAM cost of sales is subject to, but not limited to, the success of our ongoing cost reduction efforts, our ability to ramp new products into volume production and competitive products and pricing in the markets the Company generally serves.

                                   Page-14

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended June 30, 2001 increased $1.1 million to $4.1 million, an increase of 35% as compared with the same period in 2000. This increase is primarily due to increased contract design support services, design mask sets and engineering wafer costs for the development of new Enhanced-DRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended June 30, 2001 increased $990,000 to $3.4 million, an increase of 41% as compared to the same period in 2000. This increase is primarily attributable to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin's incremental general and administrative costs were approximately $848,000, including $278,000 of goodwill amortization for the three months ended June 30, 2001.

STOCK-BASED COMPENSATION. During the quarter ended June 30, 2001, the Company recognized no non-cash expenses for stock based compensation compared to $204,000 in the quarter ended June 30, 2000.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense remained unchanged at $279,000 for the quarter ended June 30, 2001, as compared to the same period in 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $80,000 to zero in the quarter ended June 30, 2001 as compared with the same period in 2000. The minority interest reflects Infineon Technologies AG's share of EMS's loss for the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

REVENUES. Total revenues for the six-month period ended June 30, 2001 decreased $5.0 million, or 42% from the same period in 2000.

Revenue from product sales decreased $1.1 million or 16% for the six months ended June 30, 2001, as compared to the same period in 2000. Enhanced-DRAM product revenues for the six months ended June 30, 2001 decreased $940,000 to $4.1 million, a decrease of 19% as compared to the same period in 2000. The decrease in Enhanced-DRAM product sales is primarily attributable to a decline in Enhanced-DRAM 4-megabit product sales offset by increased sales from our Mushkin subsidiary. A decreasing demand for the Company's 4-megabit Enhanced-DRAM products is expected to continue in future periods as the Company continues to focus its sales and development efforts on higher density specialty memory products.

FRAM product revenues for the six months ended June 30, 2001, decreased $127,000 to $1.5 million as compared to the same period in 2000. The Company expects that FRAM product revenues will begin increasing during the quarter ended September 30, 2001, as volume shipments related to the Company's Ampy volume purchase agreement begin. During the second quarter the Company received purchase orders for third and fourth quarter shipments related to the Ampy program totaling approximately $4.9 million. Any increase in third and fourth quarter FRAM revenues is subject to, but not limited to, the demand for our products and the products of our principal FRAM customers and the level of orders the Company receives and can ship in any particular quarter.

                                    Page-15

License and development fees for the six months ended June 30, 2001, decreased $2.0 million, to zero, as compared to the same period in 2000. This decrease is due to milestone achievements occurring during the six months ended June 30, 2000. No such milestone achievements occurred during the six months ended
June 30, 2001.

The Company recognized royalty revenue of $233,000 in the six months ended June 30, 2001. In the same period of 2000, $13,000 in royalty revenues was recognized. This increase was due to royalty income recorded under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the six months ended June 30, 2001, decreased by $2.1 million to $924,000, a decrease of 70% as compared to the same period in 2000. This decrease resulted primarily from completion, during the fourth quarter of 2000, of advanced FRAM manufacturing process development activities with one of the Company's existing FRAM licensees.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the six months ended June 30, 2001 increased from 59% to approximately 73% as compared with the same period in 2000. Enhanced-DRAM cost of product sales for the six months ended June 30, 2001 and 2000 was 71% and 56%, respectively. This increase is primarily the result of increased sales from our Mushkin subsidiary and declining sales of the Company's 4-megabit Enhanced-DRAM products. Cost of sales associated with the Company's FRAM products increased from 66% in the six months ended June 30, 2000, to approximately 78% in 2001. This increase is partially attributable to price reductions implemented late in the second quarter of 2000. Additionally, the Company's production costs are high for the initial deliveries of product into the Ampy metering program. Cost reduction activities are currently under way with an expectation of improving cost of sales percentages during the fourth quarter when higher cost inventories are depleted. Any improvements in third and fourth quarter FRAM cost of sales is subject to, but not limited to, the success of our ongoing cost reduction efforts, our ability to ramp new products into volume production and competitive products and pricing in the markets the Company generally serves.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the six months ended June 30, 2001 increased $2.0 million to $8.3 million, an increase of 31% as compared with the same period in 2000. This increase is primarily due to increased contract design support services, photomask and wafer costs for the development of new Enhanced-DRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the six months ended June 30, 2001 increased $2.0 million to $6.8 million, an increase of 41% as compared to the same period in 2000. This increase is primarily attributable to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin's incremental general and administrative costs were approximately $1.7 million, including $612,000 of goodwill amortization for the six months ended June 30, 2001.

                                    Page-16

STOCK-BASED COMPENSATION. During the six months ended June 30, 2001, the Company recognized $202,000 non-cash expenses for stock based compensation compared to $1.8 million in the six months ended June 30, 2000. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000, and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,539,000 was recognized as deferred compensation. The deferred compensation related to such options was fully amortized as of March 31, 2001.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $44,000 to $556,000 for the six months ended June 30, 2001, due to decreases in interest expense related to Dimensional Fund Advisors notes payable, which were converted into the Company's common stock on February 29, 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $36,000 to $267,000 in the six months ended June 30, 2001 as compared with the same period in 2000. The minority interest reflects Infineon Technologies AG's share of EMS's loss for the six months ended June 30, 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the six months ended June 30, 2001 was to increase income before cumulative effect of the accounting change by approximately $210,000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased $7.6 million for the six months ended June 30, 2001, to $14.5 million as compared to the same period in 2000. Cash used to fund operating losses, after non-cash charges, increased $8.8 million for the six-month period ended June 30, 2001 as compared to the same period in 2000. Additionally, for the six months ended June 30, 2001, working capital requirements decreased $1.2 million as compared to 2000.

Accounts receivable decreases of approximately $1.1 million since the end of 2000 are primarily attributable to collection of outstanding trade receivables due to the Company.

                                    Page-17

Inventories increased to $10.1 million during the six-month period ended
June 30, 2001, from $7.2 million at the end of 2000. Inventory levels increased primarily due to increased FRAM wafer and finished product shipments from the Company's manufacturing alliance partners for customer shipments that are expected to begin in the quarter ended September 30, 2001. Due to manufacturing cycle times, limited capacity at the Company's assembly and test suppliers and limited visibility of customer requirements it was necessary to build inventories in advance of customer delivery schedules to assure the Company's ability to deliver according to customer requirements.

Accounts payable, accrued liabilities and deferred revenue decreased approximately $1.9 million during the six months ended June 30, 2001, from $9.4 million at the end of 2000 to $7.4 million at June 30, 2001.

Cash used in investing activities was $582,000 for the six months ended
June 30, 2001, compared to $164,000 of cash generated for the same period in 2000. The acquisition of Mushkin Inc. in June 2000 resulted in an increase in net cash of approximately $665,000 during the six months ended June 30, 2000. Capital expenditures were $342,000 in the six months ended June 30, 2001 compared to $212,000 in the six-month period ended June 30, 2000. Equipment and plant expenditures are expected to be minimal during the remainder of 2001. An amount of $240,000 was expended for intellectual property in the six months ended June 30, 2001, a decrease of approximately $49,000 from the same period in 2000.

In the first six months of 2001, net cash provided by financing activities was $10.3 million, $10 million of which was raised from the issuance of common stock, primarily from the closing of the Infineon Technologies AG stock purchase agreement dated December 14, 2000. During the six months ended
June 30, 2000, net cash provided by financing activities was $3.9 million, which primarily consisted of the exercise of warrants to purchase shares of the Company's common stock.

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

                                   Page-18

During the remainder of 2001, the Company will continue to receive cash from product sales and ongoing Enhanced-DRAM customer-sponsored research and development programs. Based on orders received during the second quarter the Company expects an increase in product sales activity during the remainder of 2001. This projection is based on the Company's current knowledge of the customer's program and schedule and is subject to change. The Company continues to pursue new technology license and product development agreements as a means of funding ongoing research and development. The Company had $2.5 million in cash and cash equivalents at June 30, 2001. In August 2001 Infineon Technologies waived the remaining holding period and transfer restrictions on the 443,488 Infineon ordinary shares the Company now holds, allowing the Company to generate additional cash resources from the sale of such shares. The sale of these shares is subject to prior approval by the Fund. Infineon shares have recently been trading in the range of $21 to $26 per share, which could generate $9 million to $11 million in additional cash resources for the Company.

The Company anticipates a reduction in the cash used to fund operating activities during the third quarter as FRAM product sales improve and milestones on existing product development programs are achieved. Also, the Company continues to implement cost reduction strategies including temporary salary reductions and targeted reductions in discretionary spending. The Company does not expect inventory to increase during the third quarter.

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

OUTLOOK

The Company expects revenues will continue to be highly variable in the foreseeable future until the Company's products gain wider market acceptance, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

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

                                    Page-19

MARKET RISK

The Company is exposed to market risks arising from changes in interest rates and prices of its equity investment in Infineon common stock.

As of June 30, 2001, the Company had an $7 million promissory note outstanding at a fixed rate of 8% per annum. The promissory note matures on July 12, 2002. Any new debt obtained to refinance this note would be exposed to changes in interest rates. A hypothetical 100 basis point increase in the fixed-rate on this debt would have increased net loss by $35,000 (no effect on net loss per share) for the six months ended June 30, 2001.

The Company holds 443,488 shares of Infineon common stock. The Company's basis in the stock was $20 million or $45.10 per share. The fair value of the Infineon shares was $10.4 million or $23.45 per share at June 30, 2001. If the Infineon share price does not recover during the next 90 days, it is probable that the Company will take an other than temporary charge to earnings for its investment in Infineon during the third quarter.

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

ITEMS 2-3 - NONE

                                    Page-20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2001, the Company held its 2001 Annual Meeting of Common Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934. At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company:

      Name                          Votes For          Votes Against
      -----------------------      -----------         -------------

      L. David Sikes                17,510,382            126,845
      William W. Staunton           17,524,060            113,167
      Greg B. Jones                 17,525,131            112,096
      William G. Howard             17,529,829            107,398
      Eric A. Balzer                17,529,323            107,904
      Albert J. Hugo-Martinez       17,528,768            108,459
      Harald Eggers                 17,524,420            112,807
      Klaus Fleischmann             17,523,840            113,387

At the Annual Meeting, the Company's stockholders approved, with 8,212,381 votes cast in favor, 768,888 votes cast against and 25,868 abstentions, an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance under such plan by 2,000,000 shares to a cumulative total of 5,000,000.

At the Annual Meeting, the Company's stockholders also approved, with 17,598,605 votes cast in favor, 28,548 votes cast against and 10,074 abstentions, the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001.

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

     On June 8, 2001 the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 9 - "Regulation FD."

                                    Page-21

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 14, 2001                          /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-22