Form 10-Q
period 2001-09-30
RAMTRON INTERNATIONAL CORP
filed 2001-11-13
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 2001

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

Common Stock, $.01 Par Value - 22,080,207 as of November 9, 2001.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Sept. 30,   Dec. 31,
                                                           2001        2000
                                                         ---------   --------
         ASSETS
Current assets:
  Cash and cash equivalents                              $  8,541    $  7,256
  Accounts receivable, less allowances
   of $285 and $261, respectively                           3,608       1,710
  Inventories                                               8,995       7,190
  Marketable equity securities                              3,017          --
  Other current assets                                        230         147
                                                         ---------   ---------
      Total current assets                                 24,391      16,303
Property, plant and equipment, net                          5,189       5,595
Intangible assets, net                                     15,179      16,464
                                                         ---------   ---------
      Total assets                                       $ 44,759    $ 38,362
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,184    $  4,556
  Accrued liabilities                                         972       1,915
  Deferred revenue                                          9,638       2,889
  Current portion of long-term promissory note,
    the Fund, net of unamortized discount of $274           6,726          --
                                                        ---------   ---------
      Total current liabilities                            20,520       9,360
Long-term promissory note, the Fund, net of unamortized
  discount of $686                                             --       6,314
                                                         ---------   ---------
      Total liabilities                                    20,520      15,674
Minority interest in subsidiary                                --         267
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 1,026 and 955 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                  1,040         920
                                                         ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized: 22,080,207 and 17,477,488 shares
    issued and outstanding, respectively                      221         175
   Deferred compensation                                       --        (202)
   Accumulated other comprehensive loss                      (328)         --
   Additional paid-in capital                             231,475     201,038
   Accumulated deficit                                   (208,169)   (179,510)
                                                         ---------   ---------
      Total stockholders' equity                           23,199      21,501
                                                         ---------   ---------
                                                         $ 44,759    $ 38,362
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Revenue:
   Product sales                         $5,037    $6,442   $10,685   $13,158
   License and development fees           1,333        --     1,333     2,000
   Royalties                                 24        14       257        27
   Customer-sponsored research
     and development                      1,141     1,676     2,065     4,727
                                        --------  --------  --------  --------
                                          7,535     8,132    14,340    19,912
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  4,013     4,682     8,137     8,626
   Research and development               3,492     1,651    10,893     5,141
   Customer-sponsored research
     and development                        902     1,637     1,826     4,505
   Sales, general and administrative
     (exclusive of non-cash
     compensation expense shown below)    2,739     2,936     9,543     7,779
   Stock-based compensation                  --       206       202     1,976
                                        --------  --------  --------  --------
                                         11,146    11,112    30,601    28,027
                                        --------  --------  --------  --------
Operating loss                           (3,611)   (2,980)  (16,261)   (8,115)

Interest expense, related party            (280)     (278)     (836)     (878)
Other income, net                            23       120       239       383
Minority interest in net loss
  of subsidiary                              --       153       267       456
Loss on disposition and impairment
  of marketable equity securities       (11,945)       --   (11,945)       --
                                       ---------  -------- ---------  --------
Loss before cumulative effect of
  accounting change                    $(15,813)  $(2,985) $(28,536)  $(8,154)
Cumulative effect of accounting change       --        --        --    (1,500)
                                       ---------  -------- ---------  --------
Net loss                               $(15,813)  $(2,985) $(28,536)  $(9,654)
                                       =========  ======== =========  ========
Net loss per common share:
  Net loss                            $(15,813)  $(2,985) $(28,536)  $(9,654)
  Dividends on redeemable
    preferred stock                        (53)      (25)     (106)      (74)
  Accretion of redeemable
     preferred stock                         (6)       (6)      (17)      (18)
                                        --------  -------- ---------  --------
Net loss applicable to common shares   $(15,872)  $(3,016) $(28,659)  $(9,746)
                                        ========  ======== =========  ========
                                   Page-3

Net loss per share - basic and diluted:
  Net loss per share before cumulative
     effect of accounting change        $(0.72)   $(0.17)   $(1.37)   $(0.51)
  Cumulative effect of accounting change    --        --        --     (0.09)
                                        --------  --------  --------  --------
Net loss per share                       $(0.72)   $(0.17)   $(1.37)   $(0.60)
                                        ========  ========  ========  ========
Weighted average shares outstanding -
  basic and diluted                      22,078    17,329    20,873    16,229
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2001       2000
                                                          ---------   --------
Cash flows from operating activities:
   Net loss                                               $(28,536)   $(9,654)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Cumulative effect of accounting change                     --      1,500
     Depreciation and amortization                           2,560      2,306
     Amortization of debt discount, related party              412        411
     Stock-based compensation                                  202      1,976
     Minority interest in subsidiary                          (267)      (456)
     Loss on disposition and impairment of
        marketable equity securities                        11,945         --

Changes in assets and liabilities:
     Accounts receivable                                    (1,898)      (732)
     Inventories                                            (1,805)    (1,786)
     Accounts payable and accrued liabilities               (2,315)      (285)
     Accrued interest, related party                            --       (230)
     Deferred revenue                                        6,749       (246)
     Other                                                      15         11
                                                          ---------  ---------
Net cash used in operating activities                      (12,938)    (7,185)
                                                          ---------  ---------

Cash flows from investing activities:
   Cash from acquired subsidiary                                --        665
   Purchase of property, plant and equipment                  (407)      (369)
   Intellectual property                                      (462)      (472)
   Proceeds on sale of investment                            4,710         --
                                                          ---------  ---------
Net cash provided by (used in) investing activities          3,841       (176)
                                                          ---------  ---------

Cash flows from financing activities:
   Issuance of capital stock, net of expenses               10,382      5,814
                                                          ---------  ---------
Net cash provided by financing activities                   10,382      5,814
                                                          ---------  ---------

Net increase (decrease) in cash and cash equivalents         1,285     (1,547)

Cash and cash equivalents, beginning of period               7,256     10,601
                                                          ---------  ---------
Cash and cash equivalents, end of period                   $ 8,541    $ 9,054
                                                          =========  =========

See accompanying notes to consolidated financial statements.

                                   Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 2001 and 2000 and for the periods then ended have been prepared from the books and records of the Company without audit. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the three and nine months ended September 30, 2001 was to increase income before cumulative effect of the accounting change by approximately $19,000 and $229,000, respectively. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the nine months ended
September 30, 2000.

                                    Page-6

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

                                    Page-7

NOTE 3.  INVENTORIES

Inventories consist of:
                                            Sept. 30,     Dec. 31,
                                              2001          2000
                                            ---------     --------
                                                (in thousands)
                                           (Unaudited)

                    Finished goods           $6,115        $4,222
                    Work in process           2,880         2,968
                                             -------       ------
                    Total                    $8,995        $7,190
                                             =======       ======

NOTE 4.   PROMISSORY NOTE, RELATED PARTY

In September 1995, the Company and the National Electrical Benefit Fund (the "Fund") entered into a Loan Agreement (the "Fund Credit Facility"). On
August 6, 1999, the Company and the Fund amended the terms of the Fund Credit Facility reclassifying $1.5 million of accrued interest to principal, leaving an outstanding principal balance under the loan as of August 6, 1999 of $7 million. The Amended Credit Facility bears interest at 8% per annum, payable quarterly. No additional borrowings are available to the Company under the Amended Credit Facility and the loan is secured by a first priority lien on substantially all of the Company's assets. The Fund has the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity or prepayment of the loan at a conversion price equal to $5.00 for each share of common stock. The outstanding face amount due under the Amended Credit Facility was $7.0 million as of September 30, 2001. Interest paid for the nine-month periods ended September 30, 2001 and 2000 was $425,000 and $656,000, respectively. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. The Fund's common stock conversion privileges remain in effect until payment is made. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. Payment in full will be made during the week of November 12, 2001. In the absence of prepayment occurring during the week of November 12, 2001, the Company would have been in default of the note's working capital covenant.

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

                                   Page-8

As of September 30, 2001, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are as follows:

                                         Three and
                                        Nine Months
                                           Ended
                                       September 30,
                                       -------------
                                       2001     2000
                                       ----     ----
                                       (in thousands)

Warrants                              3,521     3,521
Options                               2,839     2,466
Convertible preferred stock             212       186
Convertible notes                     1,400     1,400

NOTE 6.   ISSUANCE OF COMMON STOCK

The Company and Infineon Technologies AG ("Infineon") entered into a share purchase agreement dated December 14, 2000, pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. In August 2001, Infineon waived all holding period requirements such that the Company may transfer or sell any or all of the Infineon shares beginning in August 2001. Infineon may transfer or sell up to 50% of its interest in the Company's shares twelve months from the initial closing date and up to 100% eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001, providing the Company with $10 million cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares in exchange for 2,953,337 Ramtron shares.

                                   Page-9

NOTE 7.   DEFERRED COMPENSATION

In December 1999, the Company's shareholders approved an amendment to the Company's 1995 Stock Option Plan. Under the amended stock option plan certain officers of the Company were granted common stock options totaling 500,000 shares with an exercise price of $2.25 per share. The intrinsic value of stock based compensation related to the options was approximately $2,539,000. This amount was recorded as deferred compensation and was being amortized over the vesting period of the options as a charge to compensation expense. Amortization for the nine-month periods ended September 30, 2001 and 2000 was $202,000 and $1,976,000, respectively. The deferred compensation related to such common stock options was fully amortized as of March 31, 2001.

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior"

                                   Page-10
party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October, 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

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

                                   Page-11

The following table represents segment information for the three months ended September 30, 2001 and 2000.

                                          2001                2000
                                   ------------------  ------------------
                                             Enhanced            Enhanced
                                     FRAM      DRAM      FRAM      DRAM
                                   --------  --------  --------  --------
                                               (in thousands)

Revenue:
  Product sales                    $ 1,277    $3,760   $ 1,178   $ 5,264
  License and development fees       1,333        --        --        --
  Royalties                             24        --        14        --
  Customer-sponsored research
    and development                     --     1,141     1,172       504
                                   --------  --------  --------  --------
                                     2,634     4,901     2,364     5,768

Costs and expenses                   4,315     6,831     4,602     6,510
                                   --------  --------  --------  --------
Operating loss                      (1,681)   (1,930)   (2,238)     (742)

Other                                   --        --         8       153
                                   --------  --------  --------  --------
Net loss                           $(1,681)  $(1,930)  $(2,230)  $  (589)
                                   ========  ========  ========  ========

Net loss excludes interest income, interest expense, loss on disposition and impairment of marketable equity securities and miscellaneous charges on a total basis of ($12,202,000) and ($166,000) in 2001 and 2000, respectively, not allocated to business segments.

                                   Page-12

The following table represents segment information for the nine months ended September 30, 2001 and 2000.

                                          2001                2000
                                   ------------------  ------------------
                                             Enhanced            Enhanced
                                     FRAM      DRAM      FRAM      DRAM
                                   --------  --------  --------  --------
                                               (in thousands)
Revenue:
  Product sales                     $2,807   $ 7,878   $ 2,835   $10,323
  License and development fees       1,333        --     2,000        --
  Royalties                            257        --        27        --
  Customer-sponsored research
    and development                     --     2,065     3,923       804
                                   --------  --------  --------  --------
                                     4,397     9,943     8,785    11,127

Costs and expenses                  12,028    18,573    14,764    13,263
                                   --------  --------  --------  --------
Operating loss                      (7,631)   (8,630)   (5,979)   (2,136)

Other                                   --       267        14       456
                                   --------  --------  --------  --------
Net loss before cumulative
  effect of accounting change      $(7,631)  $(8,363)  $(5,965)  $(1,680)
                                   ========  ========  ========  ========

Total assets                       $38,647   $ 6,112   $30,512   $10,733

Net loss excludes interest income, interest expense, loss on disposition and impairment of marketable equity securities and miscellaneous charges on a total basis of ($12,542,000) and ($509,000) in 2001 and 2000, respectively, not allocated to business segments.

                                   Page-13

NOTE 10.  COMPREHENSIVE LOSS

The Company's balance of accumulated other comprehensive loss is composed exclusively of unrealized losses on marketable securities classified as available-for-sale. Comprehensive loss for the three and nine months ended September 30, 2001 and 2000 is as follows:

                              Three months ended          Nine months ended
                                 September 30,             September 30,
                             --------------------       ---------------------
                               2001        2000           2001         2000
                             --------    --------       --------     --------
                                               (in thousands)

Net loss                    $(15,813)    $(2,985)      $(28,536)      $(9,654)

Unrealized loss
  on marketable securities   (12,273)         --        (12,273)           --

Reclassification adjustment
  for losses on marketable
  securities included in
  net loss                    11,945          --         11,945            --
                            ---------    --------      ---------     ---------

     Comprehensive loss     $(16,141)    $(2,985)      $(28,864)      $(9,654)
                            =========    ========      =========     =========

NOTE 11: IMPAIRMENT OF MARKETABLE EQUITY SECURITIES AND LOSS ON DISPOSITION

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

During the third quarter 2001, the Company assessed the decline in the market value of Infineon stock to be other than temporary and recorded a charge to earnings of $7.6 million related to 243,488 shares of Infineon stock the Company held at September 30, 2001. The Company's determination was based on the market price trend over the past six months, recent financial performance of Infineon and the semiconductor industry in general, negative trends in the global economy and current political conditions. This charge was determined using the initial carrying value of $45.10 per share and a combination of the quoted stock market price of Infineon at September 30, 2001 ($12.39 per share) and the stock price realized on sales of Infineon common stock subsequent to September 30, 2001 ($14.67 per share).

                                   Page-14

Additionally, during the quarter ended September 30, 2001, the Company sold 200,000 shares of Infineon common stock. The Company received proceeds of $4.7 million from the sale and recorded a loss on sale of securities of $4.3 million.

NOTE 12.  ACQUISITION OF MUSHKIN INC.

On June 14, 2000, the Company entered into a merger transaction among the Company; Mushkin Inc. ("Mushkin"); a wholly owned subsidiary of the Company formed for the purpose of acquiring Mushkin; and the Mushkin shareholders.
In this transaction Ramtron acquired all of the issued and outstanding shares of Mushkin for 952,380 shares of Ramtron common stock valued at $10,000,000. The acquisition was accounted for as a purchase. Accordingly, Ramtron's consolidated financial statements include the results of operations of Mushkin since the acquisition date. The total purchase price was allocated based on fair value of assets acquired and liabilities assumed as follows:

                                                  (in thousands)

         Fair value of tangible net assets            $   666
         Goodwill                                       9,334
                                                      -------
                                                      $10,000
                                                      =======

The amount allocated to goodwill is being amortized over an estimated useful life of 7 years using the straight-line method. Given the current unsettled and volatile economic environment, it is possible that a future evaluation of the realizability of the goodwill recorded in this transaction could result in a determination that an impairment charge would be required, and such impairment charge could be material.

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at January 1, 2000.


                                       Pro Forma Nine Months
                                       Ended Sept. 30, 2000
                                       (in thousands, except
                                          per share data)
                                       ---------------------

Revenue                                       $26,019

Net loss                                       (9,702)

Net loss applicable to common shares           (9,794)

Net loss per share- basic and diluted         $ (0.58)

                                   Page-15

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains forward-looking statements. Except for historical information, the matters discussed in this report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Words such as "expects," "plans," "anticipates," "believes," "estimates" and variations of such words are intended to represent forward-looking statements. The Company undertakes no obligation to publicly announce or release any revisions to these forward-looking statements to reflect the effect of events or circumstances after the date hereof. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new FRAM and Enhanced-DRAM products; (ii) the level of customer acceptance of its FRAM and Enhanced-DRAM products; (iii) the level of acceptance of new FRAM and Enhanced-DRAM products which may be developed; (iv) the Company's ability to manufacture its products on a cost-effective and timely basis at its contract manufacturing foundry partners; (v) the demand for the Company's products and the products of our principal customers; (vi)the success of ongoing cost-reduction efforts; (vii) the Company's ability to perform its obligations under existing alliance agreements and to develop new alliance and foundry relationships; (viii) these alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix) the availability and related cost of future financing; (x) the retention of key personnel; (xi) the outcome of the Company's patent interference litigation proceedings, and (xii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; (xiii) current negative trends in the global economy and (xiv) current political conditions.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2000.

REVENUES. Total revenues for the three-month period ended September 30, 2001 were $7.5 million, a decrease of approximately $597,000 or 7%, from the same period in 2000.

Revenues from product sales decreased $1.4 million or 22% for the quarter ended September 30, 2001, as compared to the same period in 2000. Enhanced-DRAM product revenues for the quarter ended September 30, 2001 decreased $1.5 million to $3.8 million, a decrease of 29% as compared to the same period in 2000. The decrease in Enhanced-DRAM product sales is primarily attributable to a decline in Enhanced-DRAM 4-megabit product sales. Low demand for the Company's 4-megabit Enhanced-DRAM products is expected to continue in future periods as the Company continues to focus its sales and development efforts on higher density specialty memory products.

                                   Page-16

FRAM product revenues for the quarter ended September 30, 2001, increased $99,000, to $1.3 million, as compared to the same period in 2000. The Company expects that FRAM product revenues will remain relatively flat during the quarter ending December 31, 2001, as compared to the quarter ended September 30, 2001. Shipments of FRAM product into the Ampy metering program have begun, however, production delays at the meter manufacturer have moved the expected production ramp into the first quarter of 2002. Fourth quarter shipments into the Ampy metering program are expected to be similar to the volume experienced during the third quarter. Any increase in FRAM revenues in future quarters is subject to, among other risks, any decrease in the demand for our products and the products of our principal FRAM customers and the level of orders the Company receives and can ship in any particular quarter.

License and development fees for the quarters ended September 30, 2001 and 2000 were $1.3 million and $0, respectively. During the third quarter, the Company entered into a license and development contract with Texas Instruments, Inc. ("TI"), whereby the Company granted Texas Instruments a limited license to the Company's FRAM technology and agreed to provide technical development services to support TI's ferroelectric process development program. Revenues related to this agreement will be recognized over several quarters.

The Company recognized royalty revenues of $24,000 in the quarter ended September 30, 2001. In the same period of 2000, $14,000 in royalty revenues was recognized. This increase was due to royalty income recorded under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenues for the quarter ended September 30, 2001, decreased by $535,000 to $1.1 million, a decrease of 32% as compared to the same period in 2000. This decrease resulted primarily from completion, during the fourth quarter of 2000, of advanced FRAM manufacturing process development activities with one of the Company's existing FRAM licensees.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the third quarter increased from 73% to approximately 80% as compared with the same period in 2000. Enhanced-DRAM cost of product sales for the quarter ended September 30, 2001 and 2000 were 78% and 71%, respectively. This increase is primarily the result of increased sales from our Mushkin subsidiary which carry a higher cost of sales and as a result of increasingly competitive market conditions specifically related to OEM customer sales. Cost of sales associated with the Company's FRAM products increased during the quarter from 74% in 2000 to approximately 84% in 2001. Approximately 59% of product revenues during the quarter were attributable to shipments into the Ampy metering program. Production costs as a percentage of product revenues for the initial deliveries of this product remain high. A design revision to reduce costs is complete and production wafers are currently being manufactured. Based on current inventories and anticipated fourth quarter customer demand the Company expects to begin delivery of the lower cost parts during the first quarter of 2002. Any improvements in FRAM cost of sales are subject to, among other risks, the success of our ongoing cost reduction efforts, our ability to ramp new products into volume production and competitive products and pricing in the markets the Company generally serves.

                                   Page-17

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended September 30, 2001 increased $1.1 million to $4.4 million, an increase of 34% as compared with the same period in 2000. This increase is primarily due to increased contract design support services, design mask sets and engineering wafer costs for the development of new Enhanced-DRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended September 30, 2001 decreased $197,000 to $2.7 million, a decrease of 7% as compared to the same period in 2000. This decrease is primarily attributable to cost reduction activities the Company implemented during the third quarter, including temporary salary reductions and targeted reductions in discretionary spending.

STOCK-BASED COMPENSATION. During the quarter ended September 30, 2001, the Company recognized no non-cash expenses for stock based compensation compared to $206,000 in the quarter ended September 30, 2000.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense remained flat at $280,000 for the quarter ended September 30, 2001, as compared to the same period in 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $153,000 to zero in the quarter ended September 30, 2001 as compared with the same period in 2000. The minority interest reflects Infineon Technologies AG's share of Enhanced Memory Systems, Inc. losses for the quarters ended September 30, 2001 and 2000. Minority interest in net losses of Enhanced Memory Systems, Inc.'s losses were not recorded in the quarter ended September 30, 2001 due to the minority interest balance currently being zero.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES. Total revenues for the nine-month period ended September 30, 2001 decreased $5.6 million, or 28% from the same period in 2000.

Revenue from product sales decreased $2.5 million or 19% for the nine months ended September 30, 2001, as compared to the same period in 2000. Enhanced-DRAM product revenues for the nine months ended September 30, 2001 decreased $2.4 million to $7.9 million, a decrease of 24% as compared to the same period in 2000. The decrease in Enhanced-DRAM product sales is primarily attributable to a decline in Enhanced-DRAM 4-megabit product sales offset by increased sales from our Mushkin subsidiary. Low demand for the Company's 4-megabit Enhanced-DRAM products is expected to continue in future periods as the Company continues to focus its sales and development efforts on higher density specialty memory products.

                                   Page-18

FRAM product revenues for the nine months ended September 30, 2001, were flat at $2.8 million as compared to the same period in 2000. The Company expects that FRAM product revenues will remain relatively flat during the quarter ended December 31, 2001, as compared to the third quarter of 2001. Fourth quarter shipments into the Ampy metering program are expected to be similar to the volume experienced during the third quarter. Production delays at the meter manufacturer have moved the production ramp into the first quarter of 2002. Any increase in FRAM revenues in future quarters is subject to, among other risks, any decrease in the demand for our products and the products of our principal FRAM customers and the level of orders the Company receives and can ship in any particular quarter.

License and development fees for the nine months ended September 30, 2001, decreased $667,000, to $1.3 million, as compared to the same period in 2000. This decrease is due to the high degree of variability in the timing of milestone achievements, which are dependent on the individual development program goals and objectives and timely achievement of such goals and objectives. During the third quarter of 2001 the Company entered into a license and development contract with Texas Instruments, Inc., whereby the Company granted Texas Instruments a limited license to the Company's FRAM technology and agreed to provide technical development services to support TI's ferroelectric process development program. Revenues related to this agreement will be recognized over several quarters.

The Company recognized royalty revenue of $257,000 in the nine months ended September 30, 2001. In the same period of 2000, $27,000 in royalty revenues was recognized. This increase was due to royalty income recorded under a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the nine months ended September 30, 2001, decreased by $2.7 million to $2.1 million, a decrease of 56% as compared to the same period in 2000. This decrease resulted primarily from completion, during the fourth quarter of 2000, of advanced FRAM manufacturing process development activities with one of the Company's existing FRAM licensees.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the nine months ended September 30, 2001 increased from 66% to approximately 76% as compared with the same period in 2000. Enhanced-DRAM cost of product sales for the nine months ended September 30, 2001 and 2000 was 75% and 64%, respectively. This increase is primarily the result of increased sales from our Mushkin subsidiary which carry a higher cost of sales and declining sales of the Company's 4-megabit Enhanced-DRAM products. Cost of sales associated with the Company's FRAM products increased from 69% in the nine months ended September 30, 2000, to approximately 81% in 2001. This increase is partially attributable to price reductions implemented late in the second quarter of 2000. Additionally, the Company's production costs are high for the initial deliveries of product into the Ampy metering program. A design revision to reduce costs is complete and production wafers are currently being manufactured. Based on current inventories and anticipated fourth quarter customer demand the Company expects to begin delivery of the lower cost parts during the first quarter of 2002. Any improvements in FRAM cost of sales is subject to, among other risks, the success of our ongoing cost reduction efforts, our ability to ramp new products into volume production and competitive products and pricing in the markets the Company generally serves.

                                   Page-19

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the nine months ended September 30, 2001 increased $3.1 million to $12.7 million, an increase of 32% as compared with the same period in 2000. This increase is primarily due to increased contract design support services, photomask and wafer costs for the development of new Enhanced-DRAM products.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the nine months ended September 30, 2001 increased $1.8 million to $9.5 million, an increase of 23% as compared to the same period in 2000. This increase is primarily attributable to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin's incremental general and administrative costs were approximately $1.7 million, including $612,000 of incremental goodwill amortization.

STOCK-BASED COMPENSATION. During the nine months ended September 30, 2001, the Company recognized $202,000 non-cash expenses for stock based compensation compared to $2.0 million in the nine months ended September 30, 2000. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to shareholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000, and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 95 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,539,000 was recognized as deferred compensation. The deferred compensation related to such options was fully amortized as of March 31, 2001.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $42,000 to $836,000 for the nine months ended September 30, 2001, due to decreases in interest expense related to Dimensional Fund Advisors notes payable, which were converted into the Company's common stock on February 29, 2000.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $189,000 to $267,000 in the nine months ended September 30, 2001 as compared with the same period in 2000. The minority interest reflects Infineon Technologies AG's share of Enhanced Memory Systems, Inc. losses for the nine months ended September 30, 2001 and 2000. The Company ceased recording minority interest during the nine months ended September 30, 2001 as a result of the minority interest balance being zero.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities.
In prior years, the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. The Company now recognizes revenues related to technology licensing agreements over the royalty bearing period. The effect of this change in revenue recognition for the nine months ended September 30, 2001 was to increase income before cumulative effect of the accounting change by approximately $229,000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the nine months ended September 30, 2000.

                                   Page-20

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations increased $5.8 million for the nine months ended September 30, 2001, to $12.9 million as compared to the same period in 2000. Cash used to fund operating losses, after non-cash charges, increased $9.8 million for the nine-month period ended September 30, 2001 as compared to the same period in 2000. Additionally, for the nine months ended
September 30, 2001, working capital requirements decreased $4.0 million as compared to 2000.

Accounts receivable increases of approximately $1.9 million since the end of 2000 are primarily attributable to improving third quarter sales and amounts due to the Company on development programs.

Inventories increased to $9.0 million during the nine-month period ended September 30, 2001, from $7.2 million at the end of 2000. Inventory levels increased primarily due to increased FRAM wafer and finished product shipments from the Company's manufacturing alliance partners for customer shipments that began in the quarter ended September 30, 2001. Due to manufacturing cycle times, limited capacity at the Company's assembly and test suppliers and limited visibility of customer requirements it was necessary to build inventories in advance of customer delivery schedules to assure the Company's ability to deliver according to customer requirements.

Accounts payable, accrued liabilities and deferred revenue increased approximately $4.4 million during the nine months ended September 30, 2001, from $9.4 million at the end of 2000 to $13.8 million at September 30, 2001. This increase is primarily attributable to increases in deferred revenue for license and development agreements where cash payments were received in advance. Revenues related to advance payments will be recognized in future periods, as development work is completed. Increases in deferred revenue were partially offset by decreases in accounts payable and accrued liabilities. Accounts payable and accrued liabilities decreases of $2.3 million are primarily the result of decreased inventory purchases in recent months, as the Company determined FRAM inventories were sufficient to meet expected customer demand.

Cash provided by investing activities was $3.8 million for the nine months ended September 30, 2001, compared to $176,000 of cash used for the same period in 2000. During the nine months ended September 30, 2001, the Company generated $4.7 million through the sale of 200,000 shares of Infineon common stock. The acquisition of Mushkin Inc. in June 2000 resulted in an increase in net cash of approximately $665,000 during the nine months ended
September 30, 2000. Capital expenditures were $407,000 in the nine months ended September 30, 2001 compared to $369,000 in the nine-month period ended September 30, 2000. Capital expenditures are expected to be minimal during the remainder of 2001. An amount of $462,000 was expended for intellectual property in the nine months ended September 30, 2001, a decrease of approximately $10,000 from the same period in 2000.

                                   Page-21

In the first nine months of 2001, net cash provided by financing activities was $10.4 million, $10 million of which was raised from the issuance of common stock for the closing of the Infineon Technologies AG stock purchase agreement dated December 14, 2000. During the nine months ended September 30, 2000, net cash provided by financing activities was $5.8 million, which primarily consisted of the exercise of warrants to purchase shares of the Company's common stock.

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

During the remainder of 2001, the Company will continue to receive cash from product sales and ongoing FRAM license and development programs and customer-sponsored research and development programs. Based on existing backlog the Company expects fourth quarter product sales activity to remain consistent with the third quarter of 2001 and to see improving sales of its FRAM products during the first quarter of 2002. This projection is based on the Company's current knowledge of the customer's program and schedule and is subject to change. The Company continues to pursue new technology license and product development agreements as a means of funding ongoing research and development. The Company had $8.5 million in cash and cash equivalents at September 30, 2001. In August 2001 Infineon Technologies waived the remaining holding period and transfer restrictions on the 443,488 Infineon ordinary shares the Company held, allowing the Company to generate cash resources from the sale of such shares. During August, September and October 2001, the Company generated approximately $6.8 million in cash through the sale of 343,488 Infineon shares. The Company continues to hold 100,000 Infineon shares. Infineon shares have recently been trading in the range of $12 to $19 per share.

The Company anticipates a reduction in the cash used to fund operating activities during future quarters as FRAM product sales improve and milestones on existing product development programs are achieved. Also, the Company has implemented cost reduction strategies including temporary salary reductions and targeted reductions in discretionary spending.

On August 22, 2001, the Company exercised the prepayment provision of its $7 million note payable to the Fund, by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. Payment of the note balance releases the collateral securing payment, which is essentially all of the Company's assets, for use in other cash generation strategies the Company intends to pursue, such as a mortgage on the Company's Colorado Springs facility and financing of its accounts receivable and inventory. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. Payment in full will be made during the week of November 12, 2001. The Company is currently pursuing replacement financing; however, such financing is not in place at this time.

                                   Page-22

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

As of September 30, 2001, the Company had a $7 million promissory note outstanding at a fixed rate of 8% per annum. The Company has given notice to prepay the note no later than January 2, 2002. Any new debt obtained to fund the Company's operations would be exposed to changes in interest rates. A hypothetical 100 basis point increase in the fixed-rate on this debt would have increased net loss by $52,000 (no effect on net loss per share) for the nine months ended September 30, 2001.

The Company held 243,488 shares of Infineon common stock at September 30, 2001. The Company's basis in the stock is $12.39 per share after a permanent impairment charge was recorded during the third quarter of 2001. The fair value of the Infineon shares was $3.0 million at September 30, 2001. The Company sold 143,488 shares of Infineon stock during October 2001, generating proceeds of approximately $2.1 million, or $14.61 per share. For the shares still held by the Company, a hypothetical $1 increase or decrease in the per share value of Infineon common stock would decrease or increase respectively, net loss by $100,000.

                                   Page-23

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the third quarter of 2001 in any previously reported litigation, see Note 8 of Part I and Item 5 of this Part II for a current description of on-going litigation.

ITEMS 2-4 - NONE

ITEM 5 - OTHER INFORMATION

The Company is currently involved in a patent interference proceeding. The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October, 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

                                   Page-24

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10.1* Joint Development and License Agreement between the Registrant and Texas Instruments dated August 14, 2001.

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.

(b)  Reports on Form 8-K

     On August 24, 2001, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 13, 2001                         /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-25