Form 10-K405
period 2001-12-31
RAMTRON INTERNATIONAL CORP
filed 2002-03-29
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                                    Page-1

The aggregate market value of common stock held by non-affiliates of the registrant as of March 26, 2002 was $73,752,020 based on the closing price of the Company's common stock as reported on the Nasdaq Stock Market.

As of March 26, 2002, 22,081,443 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Ramtron designs, develops, and markets two types of specialty semiconductor memory products; non-volatile ferroelectric random access memory ("FRAM", registered trademark) devices and high-performance enhanced dynamic random access memories("Enhanced-DRAM"). Ramtron's FRAM products are developed and marketed by Ramtron International Corporation, while the Company's Enhanced-DRAM products are developed and marketed through its 80% owned subsidiary, Enhanced Memory Systems, Inc.("EMS"), and Ramtron's wholly owned subsidiary, Mushkin Inc.("Mushkin").

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide nonvolatile memory products with unique performance characteristics at a competitive cost. FRAM devices are used in and in connection with such products as smart cards, utility meters, set-top boxes, optical networks, security systems, home and office electronics, and automotive and industrial controls.

The high-performance Enhanced-DRAM products of the Company's EMS subsidiary address the access and retrieval speed limitations of conventional DRAMs and the high costs and high power requirements associated with high-speed static random access memory, known as SRAM. The system performance of our Enhanced-DRAM products approach the speed of a complete SRAM memory system but with significant cost reductions and increased density. Enhanced-DRAM memory devices are used in and in connection with such products as communication switches, workstations, servers, digital signal processor systems, or DSP systems, embedded computers and 3-D Graphics and high performance personal computers.

                                    Page-2

Mushkin markets and sells high-performance DRAM memory modules through e-commerce and direct sales channels. Mushkin's products are built using components secured through many of the world's leading DRAM suppliers. Mushkin products are primarily used in OEM and end-user personal computer systems.

The Company has a business model that derives revenue from three sources: 1) product sales, 2) funded research and development programs and 3) licensing and royalty revenues related to its intellectual property. The Company focuses product sales efforts on unique, high performance applications. Customer funded research and development program fees are generated through new product development programs and ferroelectric technology support programs with major semiconductor manufacturers. Fees and royalties are derived from the licensing of the Company's intellectual property to large semiconductor manufacturers. The Company has formed several strategic relationships to develop and manufacture its memory products. FRAM strategic licensees now include Fujitsu, Rohm, Toshiba, Hitachi, Samsung, Asahi Chemical, Infineon Technologies, NEC and Texas Instruments. Enhanced-DRAM licensees and/or partners now include Infineon Technologies, Cypress Semiconductor, Hewlett Packard and NEC.

See Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning each of the Company's operating segments and for certain geographic financial information concerning the business of the Company.

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

                                    Page-3

Nonvolatile Memory. Flash memory, Electrically Erasable Programmable Read Only Memory, or EEPROM, and Erasable Programmable Read Only Memory, or EPROM, are the most common nonvolatile memory technologies. These read-only memory ("ROM")-type memory devices allow limited numbers of write-cycles before wearing out because of the high stress condition caused by write-cycles. The devices also use large amounts of power and have write times that are much longer than standard random access memory, or RAM, technologies. Another nonvolatile memory device is a battery-backed SRAM, or BBSRAM. Limitations of BBSRAMs include size and shape, cost and battery reliability. Important limitations of current nonvolatile memory technologies include slow write speed, limited write endurance, high power consumption, and in the case of BBSRAM, battery reliability.

Volatile memory. DRAM and SRAM are the two fundamental integrated circuit product categories in the volatile memory market. A microprocessor uses random access memory to hold temporary instructions and data needed to complete tasks. This enables a system's microprocessor to access instructions and data stored in memory quickly. Applications for DRAM and SRAM include PC's, communication switches, workstations, servers and DSP systems.

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

FRAM PRODUCTS (Nonvolatile)

Ramtron was the first company to introduce ferroelectric technology in commercial memory products, beginning with a 4-kilobit parallel interface product in late 1992. Since demonstrating this product, the Company has attracted a number of licensees, and has broadened its product line and established a merchant market presence. Today, the Company offers a line of serial and parallel interface FRAM memories that have distinct advantages over EEPROM and BBSRAM equivalents. These products are manufactured at Fujitsu using the Company's proprietary FRAM technology. The Company also licenses its technology to several large semiconductor manufacturers. The Company sold $4.5 million of FRAM products in 2001.

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

In order to accelerate market acceptance, Ramtron developed FRAM serial products based on industry standard EEPROM circuits. These products are offered in 4-kilobit, 16-kilobit, 64-kilobit and 256-kilobit densities with selected industry standard interfaces and industry-standard package types. These products compete with EEPROM serial memories with identical pin configurations. As a result of FRAM feature advantages, the Company's products are currently able to command a price premium versus EEPROM products in selected applications.

In addition to serial memories, the Company offers a line of medium density parallel interface products. In order to accelerate market acceptance, these product designs are based on industry standard SRAM circuits. The primary market these products serve is replacement in multi-device battery-backed SRAM applications, or BBSRAM. SRAMs are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current products include 64-kilobit and 256-kilobit products in industry standard package types.

The Company has recently introduced its first problem solver memories in 64-kilobit and 256-kilobit densities. Problem solver memories integrate a FRAM memory core with appropriate logic and other functionality on a single chip to solve a variety of system level design requirements. FRAM problem solvers can be designed to address generic system requirements such as basic data collection with a time stamp, or designed for highly system-specific functions such as a system-on-a-chip with all functions but the central processing unit. The enhanced integration that FRAM problem solvers provide greatly simplifies system development and reduces the complexity of debugging embedded processors.

                                    Page-5

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

The manufacturing costs of FRAM products are presently higher than competing EEPROM and BBSRAM products. The Company and its foundry partners are working to reduce such manufacturing costs and, because of FRAM compatibility with CMOS semiconductor manufacturing and the mask design of FRAM chips, the Company believes that FRAM products are capable of being mass produced on a cost-effective basis. During 2001, the Company completed the first step in this process through the successful development and manufacture of a one-transistor, one-capacitor, or 1T/1C, 256-kilobit product. Until late in 2001, FRAM products were built using 2-transistor, 2-capacitor, or 2T/2C, cell structures. The effect of moving to 1T/1C products is to reduce the size of the memory cell by roughly 50%, increasing the total number of available die per wafer and lowering overall manufacturing cost.

FRAM Strategy

Our goal is to become the leading worldwide supplier of FRAM devices in specialized, high performance applications and in licensing technologies for memory products. Our strategy includes the following key elements:

Further Penetrate Specialized, High Performance Markets. The markets in which the Company competes are large and extremely competitive. For FRAM technology to be successful, it must first prove its benefits and capabilities to customers. The Company's market strategy is similar to the strategy proven to be successful in the Flash memory market, which is to target specialized applications, gain overall market acceptance, and introduce additional products into larger, main memory markets. The Company's FRAM technology currently competes with EEPROM and BBSRAM technologies. The Company believes FRAM technology is superior in performance to EEPROM technology and will gain market share accordingly, allowing access to new opportunities and applications. The initial markets that the Company will target include the data collection and metering market, low power and wireless communications market and the telematics market. Telematics is an emerging market of automotive communications technology that uses wireless communications to provide security, information, productivity and in-vehicle entertainment services.

                                    Page-6

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

Select strategic partners. Ramtron's business objective is to maintain its leadership role in FRAM technology and specialty products by working in cooperation with the world's leading semiconductor manufacturers. Ramtron's partnership strategy is allowing the company to commercialize its products and technologies more rapidly than if it were to rely solely on its own resources. Ramtron maintains a preference for partners that serve a strategic interest by providing complementary technology, production capacity, or market access. Ramtron has license and/or development agreements with Fujitsu, Rohm, Toshiba, Infineon, Hitachi, Samsung, Asahi Chemical, NEC and Texas Instruments. Subject to the specific terms of each agreement, such agreements may include a license to the Company's FRAM technology, royalties, development assistance and/or a call on manufacturing capacity.

                                    Page-7

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

Continue to invest in research and development to maintain technology leadership. The Company will continue to devote much of its research and development efforts towards increasing the densities of its FRAM products to target larger, faster growing markets such as the markets for personal digital assistants, or PDAs, cellular phones, mobile internet devices and other information appliances. During 2001, Ramtron began to expand its product line to include more integrated products. The Company has recently introduced 64-kilobit and 256-kilobit problem solver memory products. Problem solver memories are more highly integrated system solutions that are built around proven FRAM cores. These products and products the Company expects to introduce in the future will include functions that are commonly combined with nonvolatile memory at the system level, and functions that can be improved by integration with FRAM technology.

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

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, FRAM product architectures are protected by worldwide intellectual property rights. Ramtron has 180 patents issued worldwide, which include 100 U.S. patents and 80 foreign patents. Currently, 71 patents are pending, including 31 U.S. patents and 40 foreign patents.

ENHANCED-DRAM PRODUCTS (Volatile)

The Company's 80% owned subsidiary, Enhanced Memory Systems, Inc., designs, markets and sells high performance DRAM based products. Currently, these products are manufactured for the Company by Infineon Technologies AG, 20% owner of EMS, using conventional DRAM manufacturing lines. EMS has developed a family of proprietary Enhanced-DRAM ("EDRAM", registered trademark), Enhanced Synchronous DRAM ("ESDRAM") and Enhanced SRAM ("ESRAM") products that capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. EMS began selling EDRAMs in commercial volumes in the first quarter of 1993.

                                    Page-8

The Company's EDRAM, ESDRAM and ESRAM components use the same packaging as standard DRAMs. The Company also has a family of EDRAM and ESDRAM single in-line memory modules, "SIMM", and dual in-line memory modules, "DIMM", that use the same form factor and connectors as standard DRAM SIMM and DIMM modules. This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAMs and to design systems which can use either memory type to provide two performance options.

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

To alleviate the problems with DRAMs and SRAMs, alternate DRAM architectures have been developed that interleave several memory banks. These products are called synchronous DRAM ("SDRAM"), fast cycle DRAM ("FCRAM"), reduced latency DRAM ("RLDRAM") and Rambus DRAM ("RDRAM"). Other DRAMs, such as extended data output ("EDO") and burst EDO, use pipelining of data. These alternate DRAMs do not improve the basic access or retrieval speed of the DRAM but instead only improve peak bandwidth. Most high-performance systems require combinations of small amounts of SRAM to "cache" data transfers and high bandwidth DRAM architectures to fill the cache quickly. Even with these techniques, the larger size of today's software operating systems and applications and the frequent context changes required by multitasking create a bottleneck limited by the DRAM access and retrieval speed.

Drawing upon the best features of DRAM and SRAM, the Company uses, its patented, direct mapped registers to combine very fast DRAM cores and SRAM architectures on the same chip. Testing of Enhanced DRAM-based systems by EMS's customers has shown system performance improvements up to 2.0 times over similar systems with DRAM or DRAM plus SRAM cache. The Company's patented, integrated solutions have the following benefits:

Reduced Latency.  Ability to get data from memory to processor faster.

Sustained Bandwidth. Ability to deliver memory data continuously to the processor faster.

Lower Cost. For SRAM applications EMS's products provide significantly lower cost due to the use of DRAM cell structures.

Increased Density. EMS provides ESRAM products with 4x the density of SRAM offerings.

Lower Power. Our products use less power than comparable SRAM solutions, resulting in a lower operating cost and less heat generation.

                                    Page-9

To address the access and retrieval speed limitations of DRAMs and the high costs associated with high-speed SRAMs, the Company developed a group of 4-megabit EDRAM, 16 and 64-megabit ESDRAM, and 72-megabit ESRAM products.

The Company's wholly owned subsidiary, Mushkin Inc. markets and sells high-performance DRAM memory products. Mushkin is a supplier of high-performance DRAM memory modules built using components secured through many of the world's leading DRAM suppliers, such as Samsung, Hyundai and Infineon. Mushkin sells its modules through direct and retail channels to personal computer system OEMs and end users of personal computer systems.

Enhanced-DRAM Strategy

Target replacement of SRAM. Historically, the Enhanced-DRAM product strategy has been to provide SRAM performance with DRAM density in products with significantly lower pricing than SRAMs. Because of the Company's success in penetrating conventional SRAM markets, the ESRAM product line is being developed with products defined through cooperative agreements with Cypress Semiconductor and Hewlett Packard. In addition, the Company is targeting participation in large, mainstream market opportunities through the licensing of proprietary technology to leading SRAM manufacturers.

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

Provide leading edge PC solutions. Mushkin's product line targets high performance needs in the commodity, main memory market. While the majority of the main memory market is satisfied with current standard memory performance, a growing segment of the market desires more from their memory solution. These more aggressive users include both OEMs and end users. The Company's participation in these markets is primarily through its Mushkin subsidiary, who's memory module component suppliers include many of the leading DRAM manufacturers. The Mushkin products are positioned to provide sizable performance advantages over standard solutions at slightly increased cost and are sold through a combination of direct sales and e-commerce sales.

                                    Page-10

Leverage intellectual property and technology. EMS continues to utilize its proprietary intellectual property and technology available through its agreement with Infineon to develop, market, and sell high performance ESDRAM and ESRAM products. The Company's ESRAM products are currently being developed through product development partnerships with Cypress Semiconductor and Hewlett Packard. Enhanced-DRAM products may also be developed through advantageous partnerships. In addition to these product opportunities, the Company also continues to pursue general licensing opportunities whereby its technology would be used to serve applications otherwise unsuited for direct EMS product participation, such as the PC commodity memory market. In order to increase the licensing opportunities for our patented technology, EMS pursued and was granted a superset standard for synchronous EDRAM product by JEDEC during 1998, and the Company plans to continue its effort to make its architectures industry standards.

Acquire and retain quality manufacturing capabilities. EMS plans to produce its products through strategic alliances and foundry arrangements with major semiconductor companies and to expand the market for these products by licensing production through multiple sources, although to date, EMS is reliant on Infineon as its sole foundry. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred if the Company had chosen to manufacture these products with Company-provided resources.

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, EMS product architectures are protected by worldwide intellectual property rights. The Company has 61 patents issued worldwide, including 41 U.S. patents and 20 foreign patents. Currently, 23 patents are pending, including 13 U.S. patents and 10 foreign patents.

                        CUSTOMERS, SALES AND MARKETING

Current FRAM Markets and Customers.   The current market for FRAM products most
resembles the markets for EEPROM and BBSRAM products. Ramtron sells products into the industrial sector in applications such as electric power meters and related datacom networks; the office equipment sector in applications such as laser printers, copiers and hand held portable electronic devices; the automotive sector in applications such as odometers and airbag systems; and the communication sector in applications such as electronic telephones and cable modems. Significant customers for the Company's products include Ampy Automaton, Ademco, Schlumberger, Siemens, Hewlett Packard, Agilent,
Siemens, Ricoh, Xerox, Canon, Mitsubishi and Ericsson. Ramtron expects to make improvements in reducing FRAM product manufacturing costs and expand its manufacturing capacity with strategic partners to further penetrate existing markets and to develop new markets and technology standards.

                                    Page-11

Current Enhanced-DRAM Markets and Customers. The Company's Enhanced-DRAM technology has been demonstrated to provide a performance advantage and a cost effective memory solution for a variety of the highest performance system applications including personal computer motherboards, accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers, digital signal processing systems and video graphic systems. Significant customers include Motorola, Mylex and Lucent. Also, EMS is currently involved in new product development programs with Cypress Semiconductor and Hewlett Packard. The successful completion of these product development programs will allow EMS to generate product sales revenue increases during the second half of 2002. The Company currently has engineering samples of these products available. In addition to Cypress Semiconductor and Hewlett Packard, EMS will also market these products to other customers who require cost effective high performance memory solutions.

Mushkin Inc. markets and sells its high-performance DRAM memory products through direct sales and e-commerce sales to personal computer system OEMs and end users of personal computer systems. Significant customers include Fry's Electronics, Kingston Technology, South Seas Data, Inc., Wintec Industries, United Technology and Pacific Business Systems. During 2001, approximately
52% of Mushkin sales were e-commerce sales, while 48% were through direct sales channels.

Export product sales as a percentage of total product sales were 29%, 26% and 20% for the years 2001, 2000 and 1999, respectively.

As is typical in the semiconductor industry, FRAM and EMS products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. Ramtron's internal application experts support customer design-in activities. Such support is an important element of the Company's sales and marketing efforts.

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

We maintain 17 full-time sales and marketing personnel in the United States and An additional 5 employees in Japan, Hong Kong, Taiwan and Europe. Ramtron has distribution and/or representation relationships with 35 companies world-wide, with an emphasis in North America, Europe, Japan and Asia.

                                    Page-12

                                     BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Orders are typically entered into under the condition that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, the Company does not believe that its backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

                                  MANUFACTURING

Ramtron is a fabless semiconductor manufacturer. The Company's manufacturing strategy is to develop and design new products internally and through co-development alliances, for production by third-party manufacturers. Ramtron's agreements with third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and Enhanced-DRAM products in commercial volumes. Under the fabless business strategy, Ramtron will continue to be dependent on other manufacturers for the manufacture of FRAM and Enhanced-DRAM products.

FRAM Manufacturing. Ramtron has entered into arrangements with Fujitsu, Rohm, Toshiba, Hitachi, Infineon, Asahi Chemical and Texas Instruments for the development and/or manufacture of FRAM products. Ramtron has also entered into licensing arrangements with Samsung and NEC for the Company's ferroelectric technology, which do not include a manufacturing agreement. The Company completed its transition to a fabless manufacturing strategy for FRAM products in 1999. Commercial production of FRAM products at Ramtron's Colorado Springs facility ceased at the end of the first quarter in 1999.

Currently, the Company's FRAM products are being manufactured under a foundry supply agreement with Fujitsu. From 1998 through August 2001 certain FRAM products were manufactured at Rohm. The Company has not yet negotiated foundry supply agreements with Hitachi, Toshiba, Infineon or Texas Instruments, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions.

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

                                    Page-13

In January 2000, the Company expanded its relationship with Infineon Technologies. Infineon acquired 20% ownership in EMS, the Company's formerly wholly owned subsidiary, which conducts the Company's Enhanced-DRAM business, in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. The agreement has a term of six years with optional two-year renewal periods thereafter. Infineon does not have any rights to the Company's EDRAM, ESDRAM or ESRAM technology, however, the agreement provides EMS with access to the results of Infineon's integrated circuit research and development efforts.

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

As is customary in the semiconductor industry, Ramtron and its third-party manufacturers subcontract with foreign companies to assemble and test finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by Ramtron or the third-party manufacturers and are implemented under the supervision of Ramtron's product engineers or such third-party manufacturers. Such subcontracted functions offer significant economic benefits, however, they also introduce substantial risks. The Company expects to receive lower priority from such subcontractors than do larger firms as a result of the Company's initial limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company maintains an active effort to manage these subcontracted operations and to minimize any associated risks.

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

                                    Page-14

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

Ramtron entered into a FRAM technology license and development agreement with Texas Instruments in August 2001. Under this agreement Ramtron receives license and development fees for a license to the Company's ferroelectric random access memory technology and technical development services. Ramtron and TI will work together to create, evaluate and demonstrate low-voltage, non-volatile embedded FRAM technology.

Approximately 51 of the Company's employees are engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of our products. Total research and development expenditures were approximately $16.7 million in 2001, $13.4 million in 2000 and $12.1 million in 1999, including customer-sponsored research and development expenditures of approximately
$2.4 million in 2001, $5.4 million in 2000 and $4.9 million in 1999.

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

FRAM PRODUCTS. Ramtron considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, BBSRAM and Nonvolatile RAM products in low-density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, Ramtron's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics, Motorola, Inc. and Hitachi, and by specialized product companies, including Maxim Integrated Products, Atmel, Xicor, and Rohm.

                                    Page-15

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

ENHANCED-DRAM PRODUCTS. DRAM products are manufactured by numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities. Because the Company's Enhanced-DRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products, such as high performance SDRAM, RDRAM, RLDRAM, FCRAM and fast SRAM, manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu, Infineon, Toshiba, Micron Technology, Inc. and Monolithic System Technology, Inc., to be competitive with its Enhanced-DRAM and ESDRAM products. The Company also considers its EDRAM, ESDRAM and ESRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor Corporation, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Infineon, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

Since the competition is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Ramtron faces intense competition based on these factors.

Ramtron's licensees may market products, which compete with the FRAM and Enhanced-DRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or Enhanced-DRAM products for their own account. For example, as part of the Company's agreements with Hitachi, Rohm, Toshiba, Fujitsu, Asahi Chemical, Samsung, Infineon, NEC and Texas Instruments Ramtron granted each of those companies a non-exclusive license to FRAM technology and know-how, which includes the right to manufacture and sell products using FRAM technology. Cypress Semiconductor and NEC were each granted a limited license to the Company's Enhanced-DRAM product technology. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or Enhanced-DRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis.

                                    Page-16

To the extent that any of our products achieve market acceptance, there can be no assurance that competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and Enhanced-DRAM products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production, permitting its products to be sold at a price that is both competitive and profitable, and on its ability to design products that successfully address customer requirements. Ramtron's success also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of the Company's customers in selling their products, the success of the protection of Ramtron's intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products.
There can be no assurance that the Company's FRAM or Enhanced-DRAM technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either FRAM or Enhanced-DRAM products.

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

                        PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and Enhanced-DRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. See "Item 3. Legal Proceeding." The Company's strategic alliance partners, have

                                    Page-17
access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which currently, and for the foreseeable future, is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceeding." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its Enhanced-DRAM products, and the Company has other patents and patent applications involving its Enhanced-DRAM technology pending.

The Company holds 141 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and December 2019. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. The Company has applied for 44 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. The Company holds 100 unexpired foreign patents and has 50 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson, Nippon Steel or Fujitsu.

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

                                    Page-18

                                  EMPLOYEES

The Company has 117 employees, including 16 in management and administration, 51 in research and development, 28 in manufacturing and 22 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Nonstatutory Stock Option Plan, the 1995 Stock Option Plan, as amended, or the 1999 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than L. David Sikes, the Company's Chairman; William W. Staunton, the Company's Chief Executive Officer; Greg B. Jones, the Company's President-Technology Group; LuAnn D. Hanson, the Company's Chief Financial Officer and Vice President of Finance; Craig W. Rhodine the Company's Chief Operating Officer and William Mushkin, President of the Company's Mushkin subsidiary have an employment agreement with the Company, and none of the Company's employees has a post-employment non-competition agreement with the Company. The Company believes that its employee relations are good.

                                 OTHER EVENTS

On March 14, 2002, the Company announced it signed agreements to complete a new round of funding for gross proceeds of $8.0 million. The transaction is expected to close before March 31, 2002. The Company will issue cumulatively $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund, managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital Corp. The debentures are convertible into the Company's common stock at a conversion price of $3.76, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the date of signing of the agreements. The Company may force conversion of the debenture after 18 months, provided the VWAP of the Company's common stock is at least 200% of the conversion price for 20 or more of 30 consecutive trading days. The Halifax and Cavallo debentures are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and the Infineon debenture is secured with certain accounts receivable and patents. In addition, cumulatively, 700,435, 5-year common stock warrants will be issued to the investors at an exercise price of $4.28 per share. In connection with its debenture investment, Infineon and the Company have entered into a memorandum of understanding to expand their existing technology relationship. Under the expanded agreement, Infineon has agreed to extend its committed wafer manufacturing capacity for EMS products through 2010. Infineon has also agreed to fund product development projects with the Company's EMS subsidiary, provide earlier access to new Infineon process and design technologies and cross license memory related intellectual property.

                                    Page-19

Item 2.   PROPERTIES

The Company owns a 69,000-square foot building in Colorado Springs, Colorado, which serves as its principal executive offices and as a research and development facility. The facility has a small Class 10 semiconductor clean room that currently is used in ferroelectric research and development activities related to advanced FRAM manufacturing process and materials development. The Company believes that its existing facilities are adequate for its needs in the foreseeable future.

Item 3.   LEGAL PROCEEDING

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court seeking a review of the

                                    Page-20
decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options.
The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company. In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

L. David Sikes         60    Chairman of the Board
William W. Staunton    54    Director, Chief Executive Officer
Greg B. Jones          54    Director, President-Technology Group
LuAnn D. Hanson        42    Chief Financial Officer, Vice President of
                             Finance and Corporate Secretary
Craig W. Rhodine       38    Chief Operating Officer

                                    Page-21

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

Mr. Staunton joined the Company as a Director and the Company's Chief Executive Officer in December 2000. Prior to joining the Company, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, a company which designs and manufactures multi-chip modules and board products for commercial satellite applications, from March 1999 until December 2000. Mr. Staunton was Executive Vice President of Valor Electronics Inc. from April 1996 until April 1999. Valor Electronics designs and manufactures magnetic filter products for use in local area networks and communications products. His experience also includes serving as Vice President at Applied Micro Circuits Group from December 1987 until March 1996. Mr. Staunton holds a Bachelors of Science degree in Electrical Engineering from Utah State University.

Mr. Jones is currently a Director and the Company's President - Technology Group. He joined the Company in January 1995, as Ramtron's Chief of Administration. In February 1995, Mr. Jones became a Director and the Company's President and Chief Operating Officer. Prior to joining Ramtron, Mr. Jones was Marketing Director at Concord Services, Inc. from November 1993 until January 1995. From August 1990 until November 1993, Mr. Jones served as Director of Vertical Reactors at ASM America, Inc. Prior to his work with ASM America, Inc., Mr. Jones held a variety of management positions in sales, marketing, corporate planning and project management. He holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy, Annapolis and a Master of Science degree in Management Sciences from Stanford University.

Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995 she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. In February 2000, Ms. Hanson was named Chief Financial Officer and Vice President of Finance. Ms. Hanson is a certified public accountant and has over 20 years of professional finance experience including 16 years of semiconductor

                                    Page-22
industry experience. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center.
Ms. Hanson attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

Mr. Rhodine joined the Company in August 1992 as Project Engineer and in February 1994 he was named Engineering Manager. In August 1995, Mr. Rhodine was named General Manager of Enhanced Memory Systems, Inc. ("EMS"), a subsidiary of Ramtron, and in March 1997, Mr. Rhodine became Vice President and General Manager of EMS. Mr. Rhodine currently serves as the Company's Chief Operating Officer. Mr. Rhodine has over 16 years of experience in the semiconductor industry in engineering, development, and operations. Prior to joining the Company, Mr. Rhodine was a Member of the Group Technical Staff at Texas Instruments where he was involved with memory product development.
Mr. Rhodine received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the National Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2001 and 2000 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2001
----
First Quarter  . . . . . . . . . . . . . . . . . .  $ 8.88       $ 3.63
Second Quarter . . . . . . . . . . . . . . . . . .  $ 5.25       $ 2.42
Third Quarter  . . . . . . . . . . . . . . . . . .  $ 3.18       $ 1.48
Fourth Quarter . . . . . . . . . . . . . . . . . .  $ 5.07       $ 1.36

2000
----
First Quarter  . . . . . . . . . . . . . . . . . .  $29.44       $ 6.75
Second Quarter . . . . . . . . . . . . . . . . . .   20.00         7.38
Third Quarter  . . . . . . . . . . . . . . . . . .   22.38        10.25
Fourth Quarter . . . . . . . . . . . . . . . . . .   10.69         4.28

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 26, 2002, the last reported sale of the Company's common stock was $3.34 per share. As of March 26, 2002, there were approximately 2,204 record holders of the Company's common stock.

                                    Page-23

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

                                          Year Ended December 31,
                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)

Revenues                       $22,856   $26,079   $24,871   $18,554   $20,495
Gross margin, product sales      3,747(1)  6,263     5,170(2)  7,158(3)  3,863
Operating loss                 (20,970)  (12,925)   (5,825)  (12,985)   (9,128)
Net loss applicable to
  common shares                (33,151)  (14,497)   (2,035)  (19,141)   (8,857)
Net loss per share - basic
  and diluted                    (1.57)    (0.88)    (0.16)    (2.23)    (1.19)

Working capital                  9,815(4)  6,943     7,285     5,246     4,819
Total assets                    35,819    38,362    29,380    33,347    31,054
Total long-term debt                --     6,314     5,766        --        --
Stockholders' equity            19,039    21,501    13,323    17,062    17,536
Cash dividends per
  common share(5)                   --        --        --        --        --

-----------------
(1)  Excludes provision for inventory write-off of $912,000.

(2)  Excludes provision for inventory write-off of $1.2 million.

(3)  Excludes loss on manufacturing contract of $1.2 million.

(4) Excludes deferred licensing and development revenue of $5.7 million, for which the Company has no future cash refund liability.

(5) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

                                    Page-24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products;
(viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix) the availability and related cost of future financing; (x) the retention of key personnel; (xi) the outcome of the Company's patent interference litigation proceedings; (xii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (xiii) global economic and political conditions related to on-going military actions against terrorism. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and Enhanced-DRAM products. Revenue has been derived from the sale of the Company's FRAM and Enhanced-DRAM products beginning in 1992. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

                                    Page-25

For 2001, 2000 and 1999, FRAM product sales represented approximately 26%,
22% and 27% of total product sales revenue, respectively, EMS product sales accounted for 7%, 42% and 73%, respectively, while Mushkin product sales represented 67%, 36% and 0% for the same periods. During these periods, product sales revenue accounted for approximately 75%, 70% and 53%, respectively, of total revenues, the remainder of which were generated principally from license and development fees, royalties and customer-sponsored research and development revenue. As a result of the Company's limited revenues as compared to its substantial ongoing product research and development costs and high manufacturing costs for certain of its products, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing.

The Company has entered into development and/or licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, Cypress Semiconductor, Hewlett Packard, Infineon and Texas Instruments to advance the development of both its FRAM products and Enhanced-DRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. The Company has also entered into license agreements with Samsung and NEC, although such arrangements do not include any development activities between the Company and the licensee or the availability of manufacturing capacity to the Company. In addition to these licensing and/or development arrangements, in December 1997, the Company entered into a FRAM development agreement with Asahi which does not currently include a license to the Company's FRAM technology. In March 1999, the Company entered into a two year joint development agreement with Fujitsu to pursue the development of advanced FRAM manufacturing processes. This agreement provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed during the fourth quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO 2000

REVENUES.  Total revenues for 2001 decreased $3.2 million, or 12% from 2000.

Revenue from product sales decreased $1.0 million, or 6%, for 2001, as compared to 2000. FRAM product revenues for 2001 increased $553,000 to $4.5 million, an increase of 14%, as compared to 2000. This increase is attributable in part to a wider product portfolio. During 2001, the Company introduced seven new FRAM products. At the end of 2001, the FRAM product portfolio contained seventeen products in multiple package configurations serving both 3-volt and 5-volt product applications and density ranges of 4-kilobit to 256-kilobit.

Product revenues from the Company's EMS subsidiary decreased $6.4 million for 2001, to $1.2 million, a decrease of 85% as compared to 2000. The decrease in EMS product sales is primarily attributable to a substantial decline in 4-megabit product sales as this product line approaches end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories during 2002.

                                    Page-26

During 2001, the Company's Mushkin subsidiary, which was acquired in June 2000, generated $11.5 million in product revenue. Mushkin's product revenue during the six months of Ramtron ownership in 2000 was $6.7 million. During 2001, Mushkin experienced a significant increase in unit sales at the same time it was experiencing severe declines in average selling prices consistent with world-wide trends in DRAM memory markets.

The Company recognized $2.7 million in license and development fee revenue during 2001 as compared to $2.0 million in 2000. License and development fee revenue in 2001 resulted from license and development partner agreements the Company entered into with Texas Instruments and NEC during 2001. License and development partner revenue in 2000 resulted from the achievement of contractual milestones in existing licensee and development partner agreements.

During 2001, the Company recognized royalty revenue related to FRAM license and development partner agreements of $295,000 compared with $188,000 recorded in 2000.

Customer-sponsored research and development revenue for 2001 decreased by $3.0 million to $2.6 million, a decrease of 53% as compared to 2000. During 2000, the Company was engaged with Fujitsu for the purpose of developing a
0.35 micron advanced FRAM manufacturing process, which generated revenue of $4.0 million. The Fujitsu program was successfully completed in the fourth quarter of 2000. In addition, the Company recognized customer-sponsored research and development revenues in 2001 and 2000 from product development agreements with Cypress Semiconductor Corporation and Hewlett Packard for the development of next generation Enhanced-DRAM products.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during 2001 increased from 66% to approximately 78% as compared with 2000. Cost of sales associated with the Company's FRAM products increased to 81% in 2001 compared to 74% in 2000. This increase is primarily attributable to high production costs for initial deliveries of product into the Ampy metering program, a major customer program to replace 27 million utility meters in Italy over the next 3 years. The pre-production phase of this program is complete with the production ramp beginning in the first quarter of 2002. A design revision to reduce costs is complete and production wafers are currently being manufactured. The Company expects to consume the remaining high cost units and begin delivery of the lower cost parts during the first quarter of 2002. EMS cost of product sales as a percentage of product revenues remained relatively flat at 49% in 2001 as compared to 50% in 2000. Mushkin cost of product sales as a percentage of product revenue increased from 77% to 80% when compared to 2000. The increase in Mushkin's cost of product sales as a percentage of product revenues is principally due to decreases in the average selling prices per megabit of memory, due to extreme pricing pressure in world-wide commodity DRAM markets during 2001.

                                    Page-27

PROVISION FOR INVENTORY WRITE-DOWN. During 2001, the Company increased its provision for excess and obsolete inventory by $912,000. The Company determined it had excess inventories of certain FRAM and EDRAM product built for selected market segments. No such charge occurred in 2000.

RESEARCH AND DEVELOPMENT. During 2001 research and development costs (including customer-sponsored research and development) increased $3.2 million to $16.6 million as compared to $13.4 million in 2000. During 2001 and 2000 the Company incurred research and development expenses related to new product development programs in both the Company's FRAM and Enhanced-DRAM business units. Throughout 2000 the Company was engaged in a 0.35 micron advanced FRAM manufacturing process development program with Fujitsu. This development program provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed in the fourth quarter of 2000. Funding to Ramtron in 2000 from this agreement totaled $4.0 million. The Company anticipates that overall research and development costs will decrease during 2002 as the development programs with Cypress Semiconductor and Hewlett Packard near completion and increasing FRAM product sales require the FRAM engineering resources to devote increased time to production activities.

SALES, GENERAL AND ADMINISTRATIVE.  Sales, general and administrative
("SG&A") expenses for 2001 increased $1.2 million to $12.6 million, an increase of 10% as compared to 2000. This increase is primarily attributable to incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2001 were $3.5 million, including $1.3 million related to goodwill amortization. During 2000 Mushkin's selling, general and administrative expenses were $1.4 million, including $700,000 related to goodwill amortization. Increases in SG&A expenses related to our Mushkin subsidiary are offset by reductions in consulting fees, foreign withholding tax payments on licensing revenues and sales commissions to outside sales representatives as EMS product revenues declined year over year.

The Company believes SG&A expenses for 2002 will decrease slightly as compared to 2001, primarily due to decreased goodwill amortization expenses, partially offset by increased sales and marketing expenses. The Company expects increases in sales representative commissions as product sales increase and increased marketing expenses related to the promotion of its products.

STOCK-BASED COMPENSATION. During 2001, the Company recognized $202,000 of non-cash expenses for stock-based compensation as compared to $2.2 million in 2000. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,578,000 was recorded as deferred compensation. During the first quarter of 2001 the Company recognized the remaining compensation expense of $202,000. The Company does not expect to incur stock based compensation expenses during 2002.

                                    Page-28

INTEREST EXPENSE. Related party interest expense in 2001 increased $21,000, totaling $1.2 million, primarily related to non-cash amortization of a note payable discount for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund.

MINORITY INTEREST IN SUBSIDIARY. Minority interest in losses of the Company's EMS subsidiary of approximately $267,000 was recognized in 2001 as compared to $706,000 in 2000. The minority interest reflects Infineon's share of EMS losses for 2001 and 2000. Minority interest in net losses of EMS were not recorded after March 31, 2001, due to the minority interest balance being reduced to zero on that date.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition was to increase income before the cumulative effect of the accounting change by approximately $135,000 or $0.01 per share in 2001 and $150,000 or $0.01 per share in 2000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended
December 31, 2000.

NET LOSS APPLICABLE TO COMMON SHARES. During 2001, combined preferred stock dividends, and accretion of redeemable preferred stock increased by $40,000 to $163,000. This increase is attributable to a 2% increase in the dividend rate as a result of the Company's election to pay required dividends in the Company's preferred stock instead of cash.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO 1999

REVENUES.  Total revenues for 2000 increased $1.2 million, or 5%, from 1999.

Revenue from product sales increased $5.1 million, or 39%, for 2000, as compared to 1999. EMS product revenues for 2000 decreased $2.0 million to $7.6 million, a decrease of 21% as compared to 1999. The decrease in EMS product sales is primarily attributable to a decline in the EMS 4-megabit product sales, due to decreasing demand from a small number of customers. Product sales revenue of the Company's Mushkin subsidiary, which was acquired in June 2000, was $6.7 million.

                                    Page-29

FRAM product revenues for 2000 increased $480,000 to $4.0 million, an increase of 14%, as compared to 1999. This increase is attributable in part to increased availability of FRAM products from the Company's foundry partners, a wider product portfolio due to bringing new products to market and the selective reduction of average selling prices for high volume EEPROM replacement programs to take advantage of shortages in the EEPROM market. During 2000, the Company introduced six new FRAM products. At the end of 2000, the FRAM product portfolio contained ten products in multiple package configurations with a density range of 4-kilobit to 256-kilobit.

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

COST OF SALES. Overall cost of product sales as a percentage of product revenues during 2000 increased from 61% to approximately 66% as compared with 1999. Cost of sales associated with the Company's FRAM products remained relatively flat at 75% in 2000 compared to 74% in 1999. EMS cost of product sales as a percentage of product revenues for 2000 decreased from 56% to 51% when compared to 1999. Cost of product sales in the Company's Mushkin subsidiary which was acquired in June 2000 was 77%.

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

                                    Page-30

RESEARCH AND DEVELOPMENT. During 2000, research and development costs (including customer-sponsored research and development) increased $1.3 million to $13.4 million as compared to $12.1 million in 1999. During 2000 and 1999, the Company incurred research and development expenses related to new product development programs in both the Company's FRAM and Enhanced-DRAM business units. Throughout 2000 and 1999 the Company was engaged in a 0.35 micron advanced FRAM manufacturing process development program with Fujitsu. This development program provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed in the fourth quarter of 2000. Funding to Ramtron in 2000 and 1999 from this agreement totaled $4.0 million each year.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses for 2000 increased $2.1 million to $11.4 million, an increase of 22% as compared to 1999. This increase is primarily attributable to non-recurring charges related to financing activities and incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2000 were $1.4 million, including $700,000 related to goodwill amortization.

STOCK-BASED COMPENSATION. During 2000, the Company recognized $2.2 million of non-cash expenses for stock-based compensation as compared to $155,000 in 1999. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000 and 50% on
March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the aggregrate intrinsic value of the options of $2,578,000 was recorded as deferred compensation.

INTEREST EXPENSE. Related party interest expense in 2000 increased $247,000, totaling $1.2 million, and is primarily related to non-cash amortization of a note payable discount for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund.

MINORITY INTEREST IN SUBSIDIARY. Minority interest in losses of the Company's EMS subsidiary of approximately $700,000 was recognized in 2000. This increase is the result of the sale of 20% of EMS, previously a wholly owned subsidiary of the Company, to Infineon in January 2000. The Company received a license valued at approximately $2.0 million for the 20% interest in EMS and a call on wafer manufacturing capacity at Infineon.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In

                                    Page-31
prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition for 2000 was to increase income before the cumulative effect of the accounting change by approximately $150,000 or $0.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000. The results of periods prior to 2000 were not restated as a result of this accounting change. Had this accounting policy been applied to prior periods, net loss and net loss per common share for 1999 would have been $7.7 million and $0.28, respectively.

NET LOSS APPLICABLE TO COMMON SHARES. During 2000, combined preferred stock dividends, and accretion of redeemable preferred stock declined by $761,000 to $123,000. This decrease is due to the preferred stock restructuring in 1999.

EXPECTED FUTURE RESULTS OF OPERATIONS

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of new FRAM products;
(ii) the completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM products; (iii) wider customer acceptance of its FRAM and Enhanced-DRAM products; (iv) market acceptance of new FRAM and Enhanced-DRAM products which may be developed; (v) the Company's ability to manufacture its products on a cost-effective and timely basis through alliance foundry operations and third-party foundry sources; (vi) the availability and related cost of future financing; (vii) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; (viii) memory market conditions and competitive forces which may negatively impact average selling prices of the Company's products; and (iv) global economic and political conditions related to on-going military actions against terrorism.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and Enhanced-DRAM products, decrease the cost of producing such products and develop and commercialize new FRAM and Enhanced -DRAM products. The Company expects revenues will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, milestones under existing customer-sponsored product development programs are achieved, new customer-sponsored research and development programs are entered into, new license arrangements are entered into and milestones under the Company's existing and any new license and development agreements are achieved.

                                    Page-32

Product revenue growth in 2002 will be highly dependent upon product sales to one or more key customers. In June 2000, the Company entered into a volume purchase agreement with Ampy Automaton, Ltd. to supply approximately 27 million units of FRAM product over a 3 to 4 year period. These products will be used in a utility meter replacement program at ENEL SpA, a leading supplier of power in Italy. During 2001 the Company supplied approximately 1 million units into the pre-production phase of this program and expects this program to represent a significant portion the Company's of 2002 FRAM product revenues as the program moves from the pre-production phase to full production. The Company's EMS business unit has been engaged with Cypress Semiconductor and Hewlett Packard to develop ESRAM products. The Company's ESRAM products are expected to be available for sale in 2002 and will be the primary source of product revenue for EMS. Hewlett Packard will use the ESRAM in a new line of server products and is expected to be the primary customer for the ESRAM products during the second half of 2002. Any delay in the production ramp of these programs could significantly impact revenue growth expectations for 2002.

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba, Fujitsu, Infineon and Texas Instruments. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-alliance approach, which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high-quality FRAM products for resale to customers.

Although currently Infineon is the only foundry for the Company's Enhanced-DRAM products, the Company's goal is to produce Enhanced-DRAMs through strategic alliances and foundry arrangements with more than one major semiconductor company and to expand the market for Enhanced-DRAMs by making Enhanced-DRAM products available from multiple sources. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

As a result of industry wide oversupply of semiconductor memory products, significant price decreases within the industry have occurred during the past several years. Historically, the semiconductor memory industry has experienced declining average selling prices, and the Company believes these declines will continue to affect the Company. Accordingly, the Company's ability to increase revenues and margins on its products depends on the Company's ability to increase unit sales volumes and to introduce new products with higher margins or further reduce its manufacturing costs to offset the declines in average selling prices. Absent these actions, declining average selling prices would have an adverse effect on the Company's gross profit margins and the overall financial performance of the Company. There can be no assurance that the Company will be able to increase unit sales volumes, introduce new, higher margin products or reduce its manufacturing costs in the future.

                                    Page-33

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenues generated from operations and licensing have been insufficient to fund operations, the Company has depended for funding principally on its ability to raise equity capital through private placements of stock and lines of credit with a principal stockholder of the Company.

In 1995, the Company entered into a loan facility, bearing interest at 12%, with the National Electrical Benefit Fund (the "Fund"). During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company maintain certain financial ratios, as defined in the loan document. In July 2001, the note was again amended to extend the maturity date to July 12, 2002. The Company's borrowings under the Fund's credit facility totaled approximately $7.0 million. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002.
On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. All principal and accrued interest due, totaling approximately $7.1 million, was paid to the Fund on November 15, 2001.

The Company raised funds through the private placement of preferred and common stock in 1993, 1997, 1998 and 1999. Also, the Company and Infineon entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. The initial closing occurred February 2, 2001, providing the Company with $10 million in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares. All 443,488 Infineon shares were sold by the Company during 2002, generating approximately $8.6 million in cash.

On March 14, 2002, the Company announced it signed an agreement to complete a new round of funding for gross proceeds of $8.0 million. The transaction is expected to close before March 31, 2002. The Company will issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund, managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.76, which is equal to the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The Company may force conversion of the debenture after 18 months, provided the VWAP of the Company's common stock is at least 200% of the conversion price for 20 or more of 30 consecutive trading days.
The debenture is secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and certain accounts receivable. In addition, 701,754, 5-year common stock warrants will be issued to the investors at an exercise price of $4.28 per share.

                                    Page-34

Cash and cash equivalents decreased by $4.0 million in 2001 to $3.3 million. Cash flow used for operations increased from $8.7 million in 2000 to $15.0 million in 2001. Cash used to fund operating losses, after non-cash charges, increased $9.0 million in 2001 as compared to 2000. Additionally, working capital requirements decreased approximately $2.6 million as compared to 2000.

Inventories increased by 4% in 2001 from $7.2 million at the end of 2000 to $7.5 million at the end of 2001.

Accounts payable and accrued liabilities decreased on a year-over-year basis from $6.5 million at the end of 2000 to $4.9 million at the end of 2001. This decrease is primarily attributable to decreased FRAM inventory purchases in the fourth quarter of 2001 as compared to the same period in 2000 and a reduction in accrued liabilities due to the Fund.

Deferred revenue increased $7.9 million from $2.9 million at the end of 2000 to $10.8 million at the end of 2001. This increase is primarily related to new FRAM licensing and technology development agreements the Company entered into during 2001 with Texas Instruments and NEC.

Cash generated from investing activities was $7.6 million in 2001, compared to $500,000 used in investing activities in 2000. The Company generated approximately $8.6 million from the sale of 443,488 shares of Infineon common stock. Capital expenditures were $433,000 in 2001 compared to $635,000 in 2000. Expenditures for intellectual property remained relatively flat at $558,000 in 2001 and $556,000 in 2000.

Cash provided by financing activities was $3.4 million in 2001. The Company generated approximately $10.0 million from the sale of common stock to Infineon pursuant to a share purchase agreement dated December 14, 2000. The Company used $7.0 million to repay the note payable to the Fund. In 2000, net cash provided by financing activities was $5.8 million, which was raised from the issuance of common stock, primarily from the exercise of common stock warrants.

Equipment and plant expenditures are expected to be minimal during 2002.

The Company has incurred net losses from operations since inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, success in raising additional financing to fund operations, achieving forecasted revenues on supply arrangements and entering into additional license and research and development arrangements. There is no guarantee that the Company will be successful in addressing such risks.

The Company's current business plan contemplates significant revenue growth in 2002 due to the introduction of new products and established supply agreements. In addition, the Company obtained $8 million in cash in March 2002 from a private placement of convertible debt (see Note 16). The Company believes these factors, along with cash on hand as of December 31, 2001, will be sufficient to fund its operations at least through December 31, 2002.

                                    Page-35

In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the results of pending patent litigation, the Company may be required to seek additional equity or debt financing soon after year-end 2002. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect the Company's ability to continue business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 7 of the Notes to Consolidated Financial Statements. At December 31, 2001, the Company's commitments under these obligations were as follows (in thousands):

                       Operating        NEBF
                        Leases     Consulting Fee*     Total
                        ------     ---------------     ------

          2002          $1,253             $80         $1,333
          2003             982              80          1,062
          2004             739              80            819
          2005              16              80             96
          2006              15              80             95
                        ------           -----         ------
            Total       $3,005            $400         $3,405
                        ======           =====         ======

* These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company

LEGAL MATTERS. The Company is currently involved in a patent interference proceeding (see "Patent Interference Proceeding" and Note 14 in the 2001 consolidated financial statements). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

                                    Page-36

CRITICAL ACCOUNTING POLICIES. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company records license and customer sponsored research and development revenue on arrangements entered into with customers. The revenue recorded by the Company in each reporting period is dependent upon estimates regarding the cost of projects and the achievement of milestones. Changes in estimates regarding these matters could result in revisions to the amount of revenue recognized on these arrangements.

The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective January 1, 2002, the Company must adopt SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair values as if the purchase price allocation occurred on January 1, 2002. The Company is currently evaluating the impact of adopting SFAS No. 142.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at December 31, 2001 would have less than an $100,000 effect on the earnings or cash flows.

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

Financial Statements:                                              Page

Report of Independent Public Accountants                            F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000        F-2

Consolidated Statements of Operations
for the years ended December 31, 2001, 2000 and 1999                F-3

Consolidated Statements of Cash Flows
for the years ended December 31, 2001, 2000 and 1999                F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2001, 2000 and 1999             F-5 to F-7

Notes to Consolidated Financial Statements                       F-8 to F-31

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-32

                                  Page-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As explained in Note 1 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for recognizing revenue on technology licensing activities.

/S/ Arthur Andersen LLP
Denver, Colorado,
   March 18, 2002.

                                    Page F-1

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                       (in thousands, except share data)
                                 -------------
                                                           2001        2000
                                                         --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                              $ 3,259     $ 7,256
   Accounts receivable, less allowances
     of $294 and $261, respectively                         5,224       1,710
   Inventories                                              7,475       7,190
   Other current assets                                       244         147
                                                         ---------   ---------
      Total current assets                                 16,202      16,303
Property, plant and equipment, net                          4,941       5,595
Intangible assets, net                                     14,676      16,464
                                                         ---------   ---------
      Total assets                                        $35,819     $38,362
                                                         =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 3,900     $ 4,556
   Accrued liabilities                                      1,038       1,915
   Deferred revenue                                         7,152       2,889
                                                         ---------   ---------
      Total current liabilities                            12,090       9,360

Deferred revenue                                            3,612          --
Long-term promissory note, the Fund, net of
   unamortized discount of $686 as of
   December 31, 2000                                           --       6,314
                                                         ---------   ---------
      Total liabilities                                    15,702      15,674
                                                         ---------   ---------
Minority interest in subsidiary                                --         267

Redeemable preferred stock, $.01 par value, 10,000,000
   shares authorized: 1,092 and 955 shares issued and
   outstanding, respectively, entitled to $1,000 per
   share plus accrued and unpaid dividends in liquidation   1,078         920
                                                         ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
     22,081,443 and 17,477,488 shares issued and
     outstanding, respectively                                221         175
   Deferred compensation                                       --        (202)
   Additional paid-in capital                             231,479     201,038
   Accumulated deficit                                   (212,661)   (179,510)
                                                         ---------   ---------
      Total stockholders' equity                           19,039      21,501
                                                         ---------   ---------
      Total liabilities and stockholders' equity          $35,819     $38,362
                                                         =========   =========
See accompanying notes.
                                    Page F-2

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999
                    (in thousands, except per share amounts)
                                 -------------
                                                 2001       2000       1999
                                               --------   --------   --------
Revenue:
   Product sales                               $ 17,213   $ 18,262   $ 13,148
   License and development fees                   2,704      2,000      5,200
   Royalties                                        295        188      1,501
   Customer-sponsored research and development    2,644      5,629      5,022
                                               --------   --------   --------
                                                 22,856     26,079     24,871
                                               --------   --------   --------
Costs and expenses:
   Cost of product sales                         13,466     11,999      7,978
   Provision for inventory write-off                912         --      1,178
   Research and development                      14,216      8,013      7,170
   Customer-sponsored research and development    2,438      5,397      4,880
   Sales, general and administrative
    (exclusive of non-cash compensation
     expense shown below)                        12,592     11,412      9,335
   Stock-based compensation                         202      2,183        155
                                               --------   --------  ---------
                                                 43,826     39,004     30,696
                                               ---------  ---------  ---------
Operating loss                                  (20,970)   (12,925)    (5,825)
Interest expense, related party                  (1,182)    (1,161)      (914)
Other income, net                                   279        506        541
Minority interest in net loss of subsidiary         267        706         --
Loss on disposition of marketable equity
  securities                                    (11,382)        --         --
                                               ---------  ---------  ---------
Net loss before cumulative effect of
  accounting change                             (32,988)   (12,874)    (6,198)
Cumulative effect of accounting change               --     (1,500)        --
                                               ---------  ---------  ---------
Net loss                                       $(32,988)  $(14,374)   $(6,198)
                                               =========  =========  =========
Loss per common share:
   Net loss                                    $(32,988)  $(14,374)   $(6,198)
   Dividends on redeemable preferred stock         (139)       (99)      (396)
   Accretion of redeemable preferred stock          (24)       (24)      (488)
   Gain on preferred stock settlement                --         --      5,047
                                               ---------  ---------  ---------
Net loss applicable to common shares           $(33,151)  $(14,497)   $(2,035)
                                               =========  =========  =========
Net loss per share - basic and diluted:
  Net loss per share before cumulative effect
     of accounting change                        $(1.57)    $(0.79)    $(0.16)
  Cumulative effect of accounting change             --      (0.09)        --
                                               ---------  ---------  ---------
Net loss per common share                        $(1.57)    $(0.88)    $(0.16)
                                               =========  =========  =========
Weighted average shares outstanding:
  - Basic and diluted                            21,177     16,542     12,815
                                               =========  =========  =========
See accompanying notes.
                                    Page F-3

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                (in thousands)
                                --------------
                                                   2001       2000      1999
                                                 --------  ---------  --------
Cash flows from operating activities:
   Net loss                                     $(32,988)  $(14,374)   $(6,198)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Cumulative effect of accounting change           --      1,500         --
     Depreciation and amortization                 3,433      3,146      2,290
     Amortization of debt discount                   686        548        176
     Warrants and stock options issued for
       services                                      123        182         --
     Stock based compensation                        202      2,183        155
     Provision for inventory write-off               912         --      1,178
     Minority interest in subsidiary                (267)      (706)        --
     Loss on disposition and impairment of
       marketable equity securities               11,382         --         --

   Changes in assets and liabilities:
     Accounts receivable                          (3,514)       465       (977)
     Inventories                                  (1,197)    (2,641)       (48)
     Accounts payable and accrued liabilities     (1,533)     1,998       (573)
     Accrued interest                                 --       (230)       214
     Deferred revenue                              7,875       (777)     1,001
     Other                                          (126)        51         86
                                                 --------  ---------  --------
       Net cash used in operating activities     (15,012)    (8,655)    (2,696)
                                                 --------  ---------  --------
Cash flows from investing activities:
   Cash from acquired subsidiary                      --        665         --
   Purchase of property, plant and equipment        (433)      (635)      (316)
   Expenditures for intellectual property           (558)      (556)    (2,951)
   Proceeds from sale of investment                8,618         --         75
                                                 --------  ---------  --------
       Net cash provided by (used in)
         investing activities                      7,627       (526)    (3,192)
                                                 --------  ---------  --------
Cash flows from financing activities:
   Payments on note payable, related party        (7,000)        --       (550)
   Issuance of common stock, net of expenses      10,388      5,836      5,176
   Preferred stock settlement                         --         --     (3,374)
                                                 --------  ---------  --------
       Net cash provided by financing
         activities                                3,388      5,836      1,252
                                                 --------  ---------  --------
Net decrease in cash and cash equivalents         (3,997)    (3,345)    (4,636)

Cash and cash equivalents, beginning of period     7,256     10,601     15,237
                                                 --------  ---------  --------
Cash and cash equivalents, end of period          $3,259     $7,256    $10,601
                                                 ========  =========  ========
See accompanying notes.
                                    Page F-4

                                                           RAMTRON INTERNATIONAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  For the years ended December 31, 2001, 2000 and 1999
                                                        (in thousands, except par value amounts)
                                                                     --------------
                      Convertible
                    Preferred Stock    Common Stock                                        Accumulated
                   ($.01) Par Value  ($.01) Par Value              Additional                 Other      Comprehensive   Total
                  ------------------ ----------------   Deferred     Paid-in  Accumulated Comprehensive     Income    Stockholders'
                   Shares    Amount    Shares  Amount Compensation   Capital    Deficit    Income(Loss)     (Loss)       Equity
                   ------    ------    ------  ------ ------------ ---------- ----------- ------------- ------------- -------------
Balances,
 December 31, 1998     10    $8,966    12,085   $121    $    --     $165,916   $(157,941)    $    --      $     --       $17,062
 Preferred stock
  discount accretion   --       488        --     --         --           --        (488)         --            --            --
 Preferred stock
  dividend             --       360        --     --         --           --        (360)         --            --            --
 Settlement of
  preferred stock      (9)   (8,945)    1,571     16         --        5,555          --          --            --        (3,374)
 Conversion of
  preferred stock
  to redeemable
  preferred stock      (1)     (869)       --     --         --           --          --          --            --          (869)
 Redeemable
  preferred stock
  accretion            --       --        --     --         --          (12)         --           --            --           (12)
 Redeemable
  preferred stock
  dividend             --       --        --     --         --           --         (36)          --            --           (36)
 Sale of common
  stock, net of
  issuance costs       --       --       953      9         --        5,167          --           --            --         5,176
 Stock based
  compensation         --       --        --     --     (2,578)       2,578          --           --            --            --
 Amortization of
  stock based
  compensation         --       --        --     --        155           --          --           --            --           155
 Issuance and
  amendment to
  common stock
  warrants             --       --        --     --         --        1,409          --           --            --         1,409
 Other                 --       --        --     --         --           --          10           --            --            10
 Net loss              --       --        --     --         --           --      (6,198)          --            --        (6,198)
                  -----------------------------------------------------------------------------------------------------------------

Balances,
 December 31, 1999     --       --    14,609    146     (2,423)     180,613    (165,013)          --            --        13,323
 Redeemable
  preferred stock
  accretion            --       --        --     --         --          (24)         --           --            --           (24)
 Redeemable
  preferred stock
  dividend             --       --        --     --         --           --         (99)          --            --           (99)
 Conversion of
  redeemable
  preferred stock      --       --        25     --         --          117          --           --            --           117
 Exercise of
  options              --       --        80      1         --          186          --           --            --           187
 Exercise of
  warrants             --       --     1,135     11         --        5,638          --           --            --         5,649
 Conversion of
  note payable         --       --       676      7         --        3,371          --           --            --         3,378
 Amortization of
  stock based
  compensation         --       --        --     --      2,221          (38)         --           --            --         2,183
 Issuance of
  common stock
  warrants for
  services provided    --       --        --     --         --          182          --           --            --           182
 Stock issued to
  acquire Mushkin      --       --       952     10         --        9,990          --           --            --        10,000
 Sale of interest
  in EMS               --       --        --     --         --        1,010          --           --            --         1,010
 Other                 --       --        --     --         --           (7)        (24)          --            --           (31)
 Net loss              --       --        --     --         --           --     (14,374)          --            --       (14,374)
                  -----------------------------------------------------------------------------------------------------------------
Balances,
 December 31, 2000     --       --    17,477    175       (202)     201,038    (179,510)          --            --        21,501
 Redeemable
  preferred stock
  accretion            --       --        --     --         --          (24)         --           --            --           (24)
 Redeemable
  preferred stock
  dividend             --       --        --     --         --           --        (139)          --            --          (139)
 Exercise of
  options              --       --       174      2         --          386          --           --            --           388
 Issuance of
  stock options
  for services
  provided             --       --        --     --         --          123          --           --            --           123
 Amortization of
  stock based
  compensation         --       --        --     --        202           --          --           --            --           202

 Sale of stock
  to Infineon          --       --     4,430     44         --       29,956          --           --            --        30,000
 Other                 --       --        --     --         --           --         (24)          --            --           (24)
 Unrealized loss
  on marketable
  securities           --       --        --     --         --           --          --      (11,382)      (11,382)           --
 Reclassification
  adjustment for
  losses on
  marketable
  securities
  included in
  net loss             --       --        --     --         --           --          --       11,382        11,382            --
 Net loss              --       --        --     --         --           --     (32,988)          --       (32,988)      (32,988)
                                                                                                           --------
 Comprehensive
  loss                 --       --        --     --         --           --          --           --      $(32,988)           --
                                                                                                          =========
                  ---------------------------------------------------------------------------------------               ----------
Balances,
 December 31, 2001     --  $    --    22,081   $221    $    --     $231,479   $(212,661)    $     --                      $19,039
                  =======================================================================================               ==========
See accompanying notes.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the "Company") designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company has two product lines, ferroelectric nonvolatile random access memory ("FRAM" (registered trademark)) products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM products. Enhanced-DRAM products are sold through the Company's Enhanced Memory Systems, Inc. ("EMS") and Mushkin Inc. ("Mushkin") subsidiaries.

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

The Company has incurred net losses from operations since its inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, success in raising additional financing to fund operations, achieving forecasted revenues on supply arrangements, and entering into additional license and research and development arrangements. There is no guarantee that the Company will be successful in addressing such risks.

The Company's current business plan contemplates significant revenue growth in 2002 due to the introduction of new products and established supply agreements. In addition, the Company obtained $8 million in cash in March 2002 from a private placement of convertible debt (see Note 16). The Company believes these factors, along with cash on hand as of December 31, 2001, will be sufficient to fund its operations at least through December 31, 2002.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's 80% owned subsidiary, Enhanced Memory Systems, Inc. and its wholly owned subsidiaries, Mushkin Inc., acquired in June 2000, and Ramtron Kabushiki Kaisha ("Ramtron K.K."), which was created in July 1996. The Company formed EMS to operate its Enhanced-DRAM business. Mushkin was acquired in June 2000 to expand the Company's Enhanced-DRAM product business. The Company formed Ramtron K.K. to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japanese alliance partners. To date, Ramtron K.K. has had limited operations. All material inter-company accounts and transactions have been eliminated in consolidation.

Minority interest in the net book value and operating results of EMS are reflected in the accompanying consolidated balance sheets and statements of operations. Minority interest in net losses of EMS were not recorded subsequent to March 31, 2001, due to the minority interest balance being reduced to zero on that date.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors that are given rights of return and price protection by the Company until the distributors have resold the products. Revenue from licensing and technology development programs which are refundable, or for which future obligations exist, is recognized over the period the Company is required to provide services under the terms of the agreement. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

INVENTORIES. Inventories are stated at the lower of cost or market value. The first-in, first-out method of costing inventories is used. The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Included in cash and cash equivalents as of December 31, 2000 are $5.6 million of debt securities. These securities were classified as available-for-sale and carried at their amortized cost, which approximated fair value. There were no debt securities included in cash and cash equivalents at December 31, 2001.

NET LOSS PER SHARE. Basic earnings per share is computed by dividing reported earnings applicable to common shares by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants, stock options and convertible preferred stock, would be anti-dilutive and thus, are excluded from diluted earnings per share. Potentially dilutive securities excluded from diluted earnings per share were 5,771,000, 8,359,000 and 7,581,800 shares in 2001, 2000 and 1999, respectively.

LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impaired long-lived assets and identifiable intangibles are written down to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature.

COMPREHENSIVE LOSS. The Company reports all changes in equity that result from transactions and other economic events from non-owner sources as comprehensive loss.

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no impact on the Company's financial statements as a result of adopting SFAS No. 133 on January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition was to increase income before cumulative effect of the accounting change by approximately $135,000 or $0.01 per share in 2001 and $150,000 or $0.01 per share in 2000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000. Had this change in accounting been applied consistently for all periods presented, net loss before change in accounting principle and net loss per common share for 1999 would have been $7.7 million and $0.28, respectively.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and certain intangible assets with indefinite lives and requires that they no longer be amortized but be tested for impairment at least annually at the reporting unit level. The Company will adopt SFAS No. 142 on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual decrease in operating expenses of approximately $1.5 million. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet quantified the effects of adopting SFAS No. 142 on its financial position or results of operations.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
(SFAS No. 144). SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and does not expect the adoption of the SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2001        2000
                                        ------      ------
                                          (in thousands)

          Finished goods                $4,501      $4,222
          Work in process                2,974       2,968
                                        ------      ------
                                        $7,475      $7,190
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                               Estimated      December 31,
                                              Useful Lives  -----------------
                                               (In Years)     2001      2000
                                              ------------  -------   -------
                                                              (in thousands)

Land                                              --        $   668   $   668
Buildings and improvements                     18 and 10      8,942     8,942
Equipment                                          5         14,191    13,763
Office furniture and equipment                     5            622       617
                                                            -------   -------
                                                             24,423    23,990
Less accumulated depreciation and amortization              (19,482)  (18,395)
                                                            -------   -------
                                                            $ 4,941   $ 5,595
                                                            =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,087,000, $1,145,000 and $1,335,000 for 2001, 2000 and 1999, respectively.
Maintenance and repairs expense was $710,000, $851,000 and $757,000 for 2001, 2000 and 1999, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                                Estimated       December 31,
                                               Useful Lives   ---------------
                                                (In Years)     2001     2000
                                               ------------  -------   ------
                                                              (in thousands)

Technology license                                   6       $ 1,983  $ 1,983
Patents and trademarks                              17         7,788    7,230
License rights                                       5         2,150    2,150
Goodwill                                           7-17       13,862   13,862
                                                             -------   ------
                                                              25,783   25,225
Less accumulated amortization                                (11,107)  (8,761)
                                                             -------   ------
                                                             $14,676  $16,464
                                                             =======   ======

In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement has a term of six years with optional two-year renewal periods thereafter. The technology license was valued at approximately $1,983,000 and is being amortized over the life of the agreement. The increase in the carrying value of the Company's investment in EMS of $1,010,000 as a result of the shares issued to Infineon has been recorded as an increase to additional paid-in capital.

Amortization expense for intangible assets was $2,346,000, $2,001,000 and $955,000 for 2001, 2000 and 1999, respectively.

5.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2006 for various equipment. Minimum future annual lease payments under these leases as of December 31, 2001 are as follows:

            2002       $1,253,000
            2003          982,000
            2004          739,000
            2005           16,000
            2006           15,000
                       ----------
                       $3,005,000
                       ==========

Total rent expense on all operating leases was $698,000, $490,000 and $535,000 for 2001, 2000 and 1999, respectively.

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

On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock and on August 6, 1999, the Company entered into an agreement with the holders of a majority of the outstanding Preferred Stock to restate the terms of the Preferred Stock. In accordance with the restated terms of the Preferred Stock, holders thereof had until the close of business on August 16, 1999, to elect (i) to continue to own shares of Preferred Stock, (ii) to exchange shares of Preferred Stock, including accrued dividends, for cash in the amount per Preferred Stock share equal to 50% of the liquidation value thereof, or (iii) to exchange the shares

                                    Page F-15
of Preferred Stock, including accrued dividends, for shares of the Company's Common Stock at an exchange ratio of $3.75 liquidation value of Series A Preferred per share of Common Stock. Effective as of August 16, 1999, of the 8,878 shares of Preferred Stock outstanding on August 6, 1999, 4,204 shares plus accrued dividends were retired and canceled in exchange for the payment in the aggregate of $2,290,431 to the former holders thereof; 3,802 shares of Preferred Stock were exchanged for 1,104,746 shares of Common Stock, with an estimated fair value of $2,400,000; and 872 shares of Preferred Stock with restated terms remained outstanding.

The restated terms of the remaining Preferred Stock include (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity of $1,000 per share plus accrued dividends.

For the year ended December 31, 1999, the Company recorded $396,000 of dividends, $488,000 of accreted discount and a gain on the settlement of the Preferred Stock of $5.0 million. The $5.0 million gain on the settlement of the Preferred Stock included a $676,000 gain recorded during April 1999 from an earlier Preferred Stock settlement, which required a $475,000 payment by the Company. The remaining balance of the $5.0 million gain was determined on August 16, 1999 pursuant to the decisions of holders of the Preferred Stock regarding their restructuring options as described above. The gain was determined on that date by comparing the fair value of the new instrument (i.e., cash, common stock and/or restated Preferred Stock) with the recorded value of the exchanged Preferred Stock (including dividends), less restructure costs of $609,000, with the difference being the recorded gain, which was recorded as an increase to additional paid-in capital. Included in these transactions were the reacquisition of $1.9 million of beneficial conversion features which were recorded in additional paid-in capital and were created as a part of the issuance of the Preferred Stock in 1998.

For the years ended December 31, 2001 and 2000, the Company recorded $139,000 and $99,000 of dividends, respectively and $24,000 of discount accretion on redeemable preferred stock in each year.

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

The holders were not required to accept, by way of any such adjustment, a number of common shares which would cause the total number of common shares held by the holders, which were held by them on the date of the agreement, or acquired by them pursuant to the agreement, to exceed 4.99% of the total outstanding common stock of the Company. The Company would be required to effect the 4.99% adjustment by cash refund to the extent necessary to avoid the 4.99% limitation being exceeded. As of December 31, 1998, the additional shares and cash refund to effect the limitation adjustment was 466,338 shares and $3,223,712, respectively. At December 31, 1998, the Company's obligation to deliver cash to the holders, was recorded as a current liability with a corresponding charge to earnings. During 1999, the 466,338 shares were issued. On July 20, 1999, the Company's shareholders approved a restructuring plan that created a one year promissory note for the cash refund amount of $3,223,712 at 8% interest maturing July 31, 2000. All or part of the principal and accrued and unpaid interest of the promissory notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. On February 29, 2000, the promissory note holders elected to convert outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

COMMON STOCK PLACEMENT WITH INFINEON TECHNOLOGIES AG. The Company and Infineon Technologies AG entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction Infineon owned approximately 20% of the Company's outstanding common stock. Infineon may transfer or sell its interest in the Company's shares in two equal- installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001, providing the Company with $10 million in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares. All Infineon shares were sold by the Company during 2001.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                      Number of Shares
                                                -----------------------------
                                                       (in thousands)
                                 Exercise        Principal
                              Price Per Share   Stockholders   Others   Total
                              ---------------   ------------   ------   -----
Outstanding and exercisable
at December 31, 1998            $1.15-$20.75       1,399         16     1,415

Cancelled                          $5.00            (806)        --      (806)
Granted                         $2.25-$16.22(1)(2) 2,883         --     2,883
                                                  ---------------------------
Outstanding and exercisable
at December 31, 1999            $1.15-$16.22       3,476         16     3,492

Granted                         $3.75-$17.00(3)(4)   667        600     1,267
Exercised                       $1.15-$16.22        (667)      (571)   (1,238)
                                                  ---------------------------
Outstanding and exercisable
at December 31, 2000            $2.25-$17.00       3,476         45     3,521

Cancelled                       $10.81-$16.22     (1,683)        --    (1,683)
                                                  ---------------------------
Outstanding and exercisable
at December 31, 2001            $2.25-$17.00       1,793         45     1,838
                                                  ===========================

All of the above warrants are currently exercisable. Of such warrants, warrants to purchase 240,000 shares of common stock with an exercise price of $5.00 expire in August and December 2002; warrants to purchase 667,000 shares at $6.88 expire in December 2007; warrants to purchase 25,000 shares at $17.00 expire in March 2003; and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

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

(2) Pursuant to the restructuring plan approved by the Company's shareholders on July 20, 1999 and in consideration for the National Electrical Benefit Fund (the "Fund") to amend the terms of the Fund's credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock and extend the expiration date of such warrants to September 30, 2008. The Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an expiration date of August 6, 2009. The amended warrants and the new warrants have an exercise price of $2.25 per share. The Company has determined that the 905,697 warrants issued to the Fund at $2.25 per share in conjunction with the amendment and restatement of a note payable due to the Fund had a fair value of $1,409,000. The Company recorded the fair value as a debt discount to be amortized over the remaining life of the outstanding note payable. The exercise price of these warrants is periodically amendable to equal the lowest price of any stock option or warrant issued by the Company, as defined.

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

DEFERRED COMPENSATION. Subject to shareholder approval to amend the Company's 1995 Stock Option Plan, options to purchase 500,000 shares of the Company's common stock were approved by the Board of Directors for certain officers of the Company on September 28, 1999, with an exercise price of $2.25 per share. On December 22, 1999 shareholders approved the amendment of the 1995 Stock Option Plan. On that date, the aggregate intrinsic value of the options was $2,578,000 and was recorded as deferred compensation. The unamortized compensation expense as of December 31, 2001 and 2000 was approximately $0 and $202,000, respectively.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), and the 1999 Stock Option Plan (the "1999 Plan")(collectively, the "Plans"). The Plans reserve 6,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986

                                    Page F-19
and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 2001, the Company has not granted any incentive stock options.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123") the Company's net loss and net loss per share would have been reported as follows:

                                    Year Ended     Year Ended     Year Ended
                                   Dec. 31, 2001  Dec. 31, 2000  Dec. 31, 1999
                                   -------------  -------------  -------------
                                     (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                        $(33,151)     $(14,497)      $(2,035)
    Pro forma                           (36,235)      (18,533)       (4,338)

Net Loss Per Share
    As reported - basic and diluted      $(1.57)       $(0.88)       $(0.16)
    Pro forma - basic and diluted         (1.71)        (1.12)        (0.34)

Because the SFAS No. 123 method of valuation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of amounts to be expected in future years.

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2001, 2000 and 1999 grants:

                                          2001          2000          1999
                                       ----------    ----------    ----------
          Risk Free Interest Rate        4.00%         6.63%         6.63%
          Expected Dividend Yield           0%            0%            0%
          Expected Lives                4.0 years     4.0 years     3.5 years
          Expected Volatility             113%          109%          103%

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 1998             $29.25          311        496        807

Granted                       $ 2.31          544        482      1,026
Cancelled                     $22.47           --        (53)       (53)
                                            ----------------------------
Outstanding at
December 31, 1999             $13.92          855        925      1,780

Granted                       $ 6.72          805        846      1,651
Cancelled                     $20.37          (18)       (86)      (104)
Exercised                     $ 2.33           --        (80)       (80)
Reclassification                             (122)       122         --
                                            ----------------------------
Outstanding at
December 31, 2000             $10.33        1,520      1,727      3,247

Granted                       $ 2.33          413        764      1,177
Cancelled                     $14.67         (158)      (375)      (533)
Exercised                     $ 2.23           --       (174)      (174)
Reclassification                              (18)        18         --
                                            ----------------------------
Outstanding at
December 31, 2001             $ 7.56        1,757      1,960      3,717
                                            ============================

As of December 31, 2001, 2000 and 1999, 1,792,000, 1,305,000 and 590,000 of
the above options were exercisable, respectively, with weighted average exercise price of $10.90, $16.27 and $28.57, respectively.

The weighted average fair value of shares granted during the years ended December 31, 2001 and 2000 was $1.67 and $5.12, respectively. For the year ended December 31, 1999 the weighted average fair value of shares granted below fair market value (500,000 shares) and shares granted at market value (526,000 shares) was $6.64 and $1.61, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Shares           Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------        --------      -----------
                         (in thousands)

     $1.47 - $ 1.88           998             $ 1.87           9.78
     $1.90 - $ 2.25           659               2.22           7.69
     $2.40 - $ 5.50           793               5.16           8.99
     $5.59 - $ 7.44           657               7.38           8.18
     $7.62 - $40.95           610              25.95           5.06
                            -----
                            3,717
                            =====

                                                 Weighted Average
                                             --------------------------
                           Number of                        Remaining
     Exercise Price         Shares           Exercise      Contractual
         Range            Exercisable         Price           Life
     --------------       -----------        --------      ------------
                         (in thousands)

     $1.47 - $ 1.88           153            $ 1.88            9.78
     $1.90 - $ 2.25           648              2.22            7.69
     $2.40 - $ 5.50           227              5.43            8.99
     $5.59 - $ 7.44           241              7.39            8.18
     $7.62 - $40.95           523             28.24            5.06
                            -----
                            1,792
                            =====

7.  RELATED PARTY TRANSACTIONS:

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

TRANSACTIONS WITH THE FUND. Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2001, 2000 and 1999, the Company was obligated to pay to the Fund approximately $80,000 per year in payment of such fees and expenses. Payments made for these obligations were $471,000, $0 and $390,000 during 2001, 2000 and 1999, respectively. $40,000 and $447,000 related to this obligation is included in accrued liabilities as of December 31, 2001 and 2000, respectively.

In September 1995, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") which was amended on August 6, 1999. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), the outstanding principal balance under the note as of August 6, 1999 was $7 million. The Amended Credit Facility bore interest at 8% per annum, payable quarterly. The Fund had the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The maturity date of the credit facility, as amended, was July 12, 2002. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. The Fund's common stock conversion privileges remained in effect until payment was made. On
November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. On November 15, 2001, the Company paid to the Fund all outstanding principal and interest amounts due, totaling $7.1 million.

As consideration for the Fund to amend the terms of the credit facility, the Company agreed to amend the exercise price of outstanding warrants held by the Fund to purchase 805,697 shares of the Company's common stock to $5.00 and extend the expiration date of such warrants to September 30, 2008. The Company also issued new warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $2.35 with an expiration date of August 6, 2009. During 1999, the exercise price of these warrants was reduced to $2.25. These warrants, as amended, were valued using the Black Scholes option pricing method with a resulting value of approximately $1.4 million. This amount was accounted for as a discount to the outstanding promissory note payable and was amortized over the remaining life of the note as a charge to interest expense in the Company's consolidated statements of operations. The unamortized discount pertaining to the note as of December 31, 2001 and 2000 are approximately $0 and $686,000, respectively.

TRANSACTIONS INVOLVING DIMENSIONAL FUND ADVISORS, INC. Dimensional Fund Advisors, Inc. is a principal shareholder of the Company.

In connection with the restructuring of the Company's Series A Preferred Stock in August 1999, the Company entered into agreements with certain affiliates of Dimensional Fund Advisors, Inc. (the "DFA Affiliates") to issue to each DFA Affiliate an unsecured convertible promissory note (together, the "DFA Promissory Notes") in consideration of the termination of certain Common Stock purchase rights of the DFA Affiliates. Such purchase rights were recorded as a common stock price adjustment liability in balance sheets prior to September 30, 1999. The DFA Promissory Notes, which totaled $3,223,712, bore interest at 8% per annum and were to mature on July 31, 2000. All or part of the principal and accrued and unpaid interest of the DFA Promissory Notes were convertible into common stock at the option of the holder of the note at a conversion ratio of one share of common stock for each $5.00 of principal and accrued interest converted. On February 29, 2000, the DFA Affiliates elected to convert all outstanding principal and accrued interest totaling approximately $3,378,000 into 675,547 shares of the Company's common stock.

8.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                       2001     2000     1999
                                                      ------   ------   ------
                                                           (in thousands)

Interest                                               $533     $815     $557
Income taxes                                             --       --       --

9.  INCOME TAXES:

As of December 31, 2001, the Company had approximately $163 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.5 million of research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers expire through 2021. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

The components of the net deferred income tax asset were as follows:

                                              December 31,
                                          --------------------
                                            2001         2000
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  Other, including capital
    loss carryovers                       $15,300      $ 7,500
  Net operating loss carryovers            60,900       58,000
                                           ------      -------
                                           76,200       65,500
Valuation allowance                       (76,200)     (65,500)
                                           ------       ------
                                          $    --      $    --
                                           ======       ======

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            2001       2000       1999
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                 (11,000)    (4,640)    (2,040)
  State                                    (1,600)      (700)      (290)
                                           ------     ------     ------
  Total deferred benefit                  (12,600)    (5,340)    (2,330)

  Increase in valuation allowance          12,600      5,340      2,330
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance. During 2001 and 2000, net operating loss carryovers of approximately $4.7 million and $6.1 million, respectively, expired.

Tax expense other than payroll and income taxes were $119,000, $399,000 and $586,000 for 2001, 2000 and 1999, respectively.

10. LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES

During 2001, the Company sold 443,488 shares of Infineon common stock the Company held, consisting of all of the shares obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company received proceeds of $8.6 million from these sales. During 2001, the Company recorded a loss of $11.4 million on the disposition and impairment of these securities.

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

                                                  (in thousands)

         Fair value of tangible net assets            $   667
         Goodwill                                       9,333
                                                      -------
                                                      $10,000
                                                      =======

Goodwill is being amortized over an estimated useful life of 7 years using the straight-line method. Given the current unsettled and volatile economic environment, it is possible that a future evaluation of the realizability of the goodwill recorded in this transaction could result in a determination that an impairment charge could be required, and such impairment charge could be material.

Summarized below are the unaudited pro forma results of operations of the Company as if Mushkin had been acquired at January 1, 2000.

                                                       Pro Forma
                                                       Year Ended
                                                       December 31
                                                 (in thousands, except
                                                    per share data)
                                                  --------------------
                                                    2000        1999
                                                  --------    --------
Revenue                                           $32,186     $31,097

Net loss                                          (14,422)     (6,898)

Net loss applicable to common shares              (14,545)     (2,735)

Net loss per share- basic and diluted             $ (0.85)     $ (.20)

12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products and distributions.

The Company's operations are conducted through three business segments. FRAM licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. EMS licenses, manufactures and distributes high-speed DRAM products. Mushkin distributes high-speed DRAM products in the aftermarket through both direct and e-commerce sales channels.

The accounting policies for determining segment net income (loss) are the same used in the consolidated financial statements. There are no internal sales between segments or geographic regions.

                                       2001                            2000                          1999
                           ---------------------------     --------------------------     --------------------------
                             FRAM      EMS     Mushkin       FRAM      EMS    Mushkin       FRAM      EMS    Mushkin
                           ---------------------------     --------------------------     --------------------------
Product sales             $  4,541  $  1,158  $ 11,514    $  3,988  $  7,594  $ 6,680    $  3,508  $  9,640   $   --
License & development fees   2,602       102        --       2,000        --       --       4,500       700       --
Royalties                      295        --        --         188        --       --       1,501        --       --
Customer sponsored research
  and development               --     2,644        --       4,541     1,088       --       4,562       460       --
                           ---------------------------     --------------------------     --------------------------
                             7,438     3,904    11,514      10,717     8,682    6,680      14,071    10,800       --

Operating costs            (16,874)  (14,274)  (12,678)    (20,264)  (12,214)  (6,526)    (18,257)  (12,439)      --
                           ---------------------------     --------------------------     --------------------------
Operating income(loss)      (9,436)  (10,370)   (1,164)     (9,547)   (3,532)     154      (4,186)   (1,639)      --

Other                           23       268        --          14       707       --         221       (17)      --
                           ---------------------------     --------------------------     --------------------------
Net income(loss)          $ (9,413) $(10,102) $ (1,164)   $ (9,533) $ (2,825) $   154    $ (3,965) $ (1,656)  $   --
                           ===========================    ===========================     ==========================
Total assets              $ 19,729  $  6,270  $  9,820    $ 19,074  $  8,683  $10,605    $ 21,080  $  8,300   $   --

Depreciation and
  amortization            $  1,287  $    783  $  1,363    $  1,625  $    786  $   735    $  1,900  $    390   $   --

Capital additions         $    393  $     27  $     13    $    206  $    427  $     2    $    249  $     67   $   --

Intangible additions      $    434  $    124  $     --    $    232  $  2,307  $ 9,333    $    233  $  2,718   $   --

Net income (loss) before cumulative effect of accounting change excludes interest income, interest expense and special charges on a total basis of $(12,309,000), $(670,000) and $(577,000) in 2001, 2000 and 1999, respectively, not allocated to business segments.

During 2000, intangible additions include $9,333,000 related to the acquisition of Mushkin and $1,983,000 of technology licenses acquired through the issuance of EMS common stock.

Revenue amounts and percentages for major customers representing more than 10% of total revenues are as follows:

                       2001                  2000                  1999
              --------------------- --------------------- ---------------------
                          Enhanced              Enhanced              Enhanced
                 FRAM       DRAM       FRAM       DRAM       FRAM       DRAM
              ---------- ---------- ---------- ---------- ---------- ----------
                                        (in thousands)

Customer A        -- --      -- --  $6,587 25%      -- -- $8,000 32%     -- --
Customer B        -- --      -- --      -- --   $4,058 16%    -- --  $3,490 14%
Customer C   $2,667 12%      -- --      -- --       -- --     -- --      -- --
Customer D    2,567 11%      -- --      -- --       -- --     -- --      -- --

The following geographic area data include revenues based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenues:

                                      2001        2000        1999
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $17,651     $14,658     $ 9,146
Japan                                   772       7,706      10,766
Canada                                  291       1,392       2,755
United Kingdom                          561         541         923
Germany                                 683         627         643
China/Hong Kong                         629          --          --
Italy                                 1,674          --          --
Rest of world                           595       1,155         638
                                    -------     -------     -------
Total                               $22,856     $26,079     $24,871
                                    =======     =======     =======

Geographic Area Long-lived Assets (Net):

                                      2001        2000        1999
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $19,276     $21,810     $12,327
Thailand                                294         171         229
Rest of world                            47          78         162
                                    -------     -------     -------
                                    $19,617     $22,059     $12,718
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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining

                                    Page F-29
interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company. In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

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

15. QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2001 and 2000.

                                              2001                             2000
                                 ------------------------------    -----------------------------
                                   Q1      Q2     Q3      Q4        Q1(1)   Q2      Q3     Q4
                                 ------------------------------    -----------------------------
                                               (in thousands except per share data)
Revenues                        $3,455  $3,351  $7,535    $8,515   $5,571  $6,209  $8,132  $6,167
Gross margin, product sales        908     613   1,024     1,202(2) 1,003   1,769   1,760   1,731
Operating loss                  (6,630) (6,022) (3,611)   (4,707)  (3,018) (2,117) (2,980) (4,810)
Net loss applicable to common
  shares                        (6,555) (6,231)(15,872)(3)(4,493)  (4,540) (2,190) (3,016) (4,751)
Net loss per share
  - basic and diluted           $(0.35) $(0.28) $(0.72)   $(0.20)  $(0.30) $(0.13) $(0.17) $(0.27)

----------
(1) Quarterly data for the first quarter of 2000 has been restated to comply with Staff Accounting Bulletin No. 101, Revenue Recognition. The effect of the change on the first quarter of 2000 was to increase net loss applicable to common shares by $1.5 million, or $0.10 per share. The effect of this change on the second, third and fourth quarters of 2000 was not material.

(2)  Excludes provision for inventory write-off of $912,000.

(3) Includes charges of $11.9 million resulting from an other than temporary decline in the market value of Infineon stock held by the Company.

16. SUBSEQUENT EVENTS:

On March 14, 2002, the Company announced it signed an agreement to complete a new round of funding for gross proceeds of $8.0 million. The transaction is expected to close before March 31, 2002. The Company will issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund, managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.76, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The Company may force conversion of the debenture after 18 months, provided the VWAP of the Company's common stock is at least 200% of the conversion price for 20 or more of 30 consecutive trading days. The debenture is secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and certain accounts receivable. In addition, 700,435, 5-year common stock warrants will be issued to the investors at an exercise price of $4.28 per share. In connection with its debenture investment, Infineon and the Company have entered into a
memorandum of understanding to expand their existing relationship.   Under the
expanded agreement, Infineon has agreed to extend its committed wafer manufacturing capacity for EMS products through 2010. Infineon has also agreed to fund product development projects with the Company's EMS subsidiary, provide earlier access to new Infineon process and design technologies and cross license memory related intellectual property.

                             RAMTRON INTERNATIONAL CORPORATION
                                       SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS
                                      (in thousands)

Column A              Column B        Column C            Column D    Column E
---------            ----------      ----------          ----------  ----------
                                      Additions
                                 ----------------------
                     Balance at  Charged to  Charged to              Balance at
                     Beginning   Costs and     Other                    End
Description          of Period    Expenses    Accounts   Deductions  of Period
------------         ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/99:

Allowance for
doubtful accounts       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts             34         330          --         117        247
                       -----------------------------------------------------
                        $134        $330         $--        $117       $347
                       =====================================================
Year Ended 12/31/00:

Allowance for
doubtful accounts       $100        $ --         $--        $ --       $100

Allowance for returns
and discounts            247          87          --         173        161
                       -----------------------------------------------------
                        $347        $ 87         $--        $173       $261
                       =====================================================
Year Ended 12/31/01:

Allowance for
doubtful accounts       $100        $ 50         $--        $ 14       $136

Allowance for returns
and discounts            161          64          --          67        158
                       -----------------------------------------------------
                        $261        $114         $--        $ 81       $294
                       =====================================================

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2002 Proxy Statement for the 2002 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2002 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2002 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2002 Proxy Statement.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements.

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended
             December 31, 2001, 2000 and 1999
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flow for the years ended
             December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

                                    Page-40

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------

          2.1 Agreement and Plan of Merger dated May 11, 2000, as amended, among Ramtron, RIC MI Acquisition Inc., Mushkin Inc., William Michael Mushkin and Elizabeth Loring Crane.(12)

          2.2 Amendment No. 1 to Agreement and Plan of Merger dated June 8, 2000.(12)

          3.1    Certificate of Incorporation of Registrant, as amended.(10)
          3.2    Bylaws of Registrant, as amended.(2)

          4.1 Preferred Stock Recapitalization Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(7)
          4.2 Supplemental Exchange Rights Agreement between the majority of the Series A Preferred Stockholders and the Registrant dated July 30, 1999.(7)
          4.3 Form of Optional Election between the Series A Preferred Stockholders and the Registrant.(7)
          4.4 Amended Loan Agreement between the National Electrical Benefit Fund and the Registrant dated August 6, 1999.(7)
          4.5 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.6 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.7 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(11)
          4.8 Warrant to purchase 124,000 shares of common stock issued by the Registrant to JEB Partners, L.P. dated
                 February 11, 2000.(15)
          4.9 Warrant to purchase 96,000 shares of common stock issued by the Registrant to JEB Investments, Ltd. dated February 11, 2000.(15)
          4.10 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Investments, Ltd. and Ramtron.(15)

                                    Page-41

          4.11 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Partners, L.P. and Ramtron.(15)
          4.12 Warrant to purchase 25,000 shares of common stock issued by the Registrant to Jan-Charles Fine, dated March 9, 2000.(16)
          4.13 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes(16)
          4.14 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(17)

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Nonstatutory
                 Stock Option Agreement and Stock Purchase Agreement.(3)
         10.2 Registrant's Amended 1989 Nonstatutory Stock Option Plan and forms of Nonstatutory Stock Option Agreement and Stock Purchase Agreement.(4)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(5)
         10.4    Amendment No. 1 to Registrant's 1989 Nonstatutory Stock
                 Option Plan dated October 24, 1996.(1)
         10.5 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
        *10.7 Joint Development Agreement between Fujitsu Limited and the Registrant dated March 5, 1999.(6)
        *10.8 Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.(10)
        *10.9 Settlement and License Agreement dated November 9, 1999 between NEC and Enhanced Memory Systems, Inc., a subsidiary of the Registrant.(8)
         10.10 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(10)
         10.11   Registrant's 1999 Stock Option Plan.(10)
         10.12 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(11)
        *10.13 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(9)
        *10.14 Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(13)
        *10.15 Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(14)
         10.16 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(13)
         10.17 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(16)
         10.18   Amendment No. 2 to Registrant's 1989 Nonstatutory Stock
                 Option Plan, as amended, dated July 25, 2000.(16)
         10.19   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(16)

                                    Page-42

         10.20 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(16)
        *10.21   Technology and Service Agreement between Infineon Technologies
                 AG and the Registrant, dated December 14, 2000.(16)
         10.22   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(16)
         10.23 Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated February 2, 2001.(16)
         10.24 Employment Agreement effective January 1, 2001 between the Registrant and Craig W. Rhodine, dated February 2, 2001.(16)
         10.25 Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated February 2, 2001.(16)
         10.26 Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated February 2, 2001.(16)
         10.27* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(19)
         10.28* FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.
         10.29 Amendment to Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated December 12, 2001.
         10.30 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated December 12, 2001.
         10.31 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated December 12, 2001.
         10.32 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Craig W. Rhodine, dated
                 December 12, 2001.

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(18)

         99.2 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503; 39-2395;
                 IA-2018; IC-25464; FR-62; File No. S7-03-02.

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

                                    Page-43

(2) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on August 29, 1997.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on September 30, 1991.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1994 filed with the Securities and Exchange Commission on April 17, 1995.

(5) Incorporated by reference to the Company's Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(6) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 14, 1999.

(7) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(8) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on November 16, 1999.

(9) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on February 18, 2000.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(11) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

(12) Incorporated by reference to the Company's Amendment No. 2 to Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on July 24, 2000.

(13) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 22, 2000.

                                    Page-44

(14) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

(15) Incorporated by reference to the Company's Form S-3 Registration Statement (Registration No. 333-42106) filed with the Securities and Exchange Commission on July 24, 2000.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(17) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(18) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on June 8, 2001.

(19) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001.

(b)  Reports on Form 8-K:

     On October 4, 2001, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On November 21, 2001, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

     On March 15, 2002, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                    Page-45

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 29, 2002.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ L. David Sikes
--------------------------      Chairman                          3-29-02
L. David Sikes

/S/ William G. Howard
-------------------------       Director                          3-29-02
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          3-29-02
Eric A. Balzer

/S/ Albert J. Hugo-Martinez
---------------------------     Director                          3-29-02
Albert J. Hugo-Martinez

/S/ Klaus Fleischmann
---------------------------     Director                          3-29-02
Klaus Fleischmann

/S/ Harald Eggers
---------------------------     Director                          3-29-02
Haral Eggers

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-29-02
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director and                      3-29-02
Greg B. Jones                   President-Technology Group

/S/ LuAnn D. Hanson
-------------------------       Chief Financial Officer           3-29-02
LuAnn D. Hanson                 and Vice President of Finance

                                    Page-46