Form 10-Q
period 2002-03-31
RAMTRON INTERNATIONAL CORP
filed 2002-05-10
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2002

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

Common Stock, $.01 Par Value -  22,081,443 as of May 6, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         March 31,    Dec. 31,
                                                           2002        2001
                                                         ---------   ---------
         ASSETS
Current assets:
  Cash and cash equivalents                              $  4,251    $  3,259
  Accounts receivable, less allowances
   of $393 and $294, respectively                           6,002       5,224
  Inventories                                               7,648       7,475
  Other current assets                                        225         244
                                                         ---------   ---------
      Total current assets                                 18,126      16,202

Property, plant and equipment, net                          4,981       4,941
Intangible assets, net                                     14,527      14,676
                                                         ---------   ---------
      Total assets                                       $ 37,634    $ 35,819
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,921    $  3,900
  Accrued liabilities                                       1,126       1,038
  Deferred revenue                                          6,248       7,152
                                                        ---------   ---------
      Total current liabilities                            11,295      12,090
Deferred revenue                                            4,266       3,612
Long-term debt, net of
  unamortized discount of $1,063                            1,937          --
                                                         ---------   ---------
      Total liabilities                                    17,498      15,702
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 1,092 and 1,092 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                  1,119       1,078
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, respectively: 22,081,443 and
    22,081,443 shares issued and
    outstanding, respectively                                 221         221
   Additional paid-in capital                             232,610     231,479
   Accumulated deficit                                   (213,814)   (212,661)
                                                         ---------   ---------
      Total stockholders' equity                           19,017      19,039
                                                         ---------   ---------
                                                         $ 37,634    $ 35,819
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                              2002      2001
                                                            --------  --------
Revenue:
   Product sales                                            $10,364   $ 3,169
   License and development fees                               1,408        --
   Royalties                                                     69        59
   Customer-sponsored research and development                  783       227
                                                            --------  --------
                                                             12,624     3,455
                                                            --------  --------
Costs and expenses:
   Cost of product sales                                      7,850     2,261
   Research and development                                   2,601     3,985
   Customer-sponsored research and development                  461       227
   Sales, general and administrative                          2,795     3,612
                                                            --------  --------
                                                             13,707    10,085
                                                            --------  --------
Operating loss                                               (1,083)   (6,630)

Interest expense, related party                                  (2)     (277)
Other income (expense), net                                     (27)      116
Minority interest in net loss of subsidiary                      --       267
                                                            --------  --------
Net loss                                                    $(1,112)  $(6,524)
                                                            ========  ========
Loss per common share:
   Net loss                                                 $(1,112)  $(6,524)
   Dividends on redeemable preferred stock                      (35)      (25)
   Accretion of discount on redeemable preferred stock           (6)       (6)
                                                            --------  --------
Net loss applicable to common shares                        $(1,153)  $(6,555)
                                                            ========  ========
Net loss per share - basic and diluted                      $ (0.05)  $ (0.35)
                                                            ========  ========
Weighted average shares outstanding                          22,081    18,507
                                                            ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2002      2001
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(1,112)  $(6,524)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             458       837
     Amortization of debt discount                              --       137
     Stock-based compensation                                   --       202
     Minority interest in subsidiary                            --      (267)
     Stock options issued for services                          68        --

Changes in assets and liabilities:
     Accounts receivable                                      (778)      855
     Inventories                                              (173)   (2,452)
     Accounts payable and accrued liabilities                  109       513
     Deferred revenue                                         (250)      (55)
     Other                                                      48        11
                                                          --------- ---------
         Net cash used in operating activities              (1,630)   (6,743)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (305)     (315)
   Intellectual property                                       (73)      (93)
                                                          --------- ---------
         Net cash used in investing activities                (378)     (408)
                                                          --------- ---------
Cash flows from financing activities:
   Issuance of convertible debenture                         3,000        --
   Issuance of capital stock, net of expenses                   --    10,043
                                                          --------- ---------
         Net cash provided by financing activities           3,000    10,043
                                                          --------- ---------
Net increase in cash and cash equivalents                      992     2,892

Cash and cash equivalents, beginning of period               3,259     7,256
                                                          --------- ---------
Cash and cash equivalents, end of period                   $ 4,251   $10,148
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
-----------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 2002 and 2001 and for the three months then ended have been prepared from the books and records of Ramtron International Corporation, the ("Company"), without audit. The statements reflect all normal recurring adjustments which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and certain intangible assets with indefinite lives and requires that they no longer be amortized but be tested for impairment at least annually at the reporting unit level. The Company adopted SFAS No. 142 on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual decrease in operating expenses of approximately $1.5 million. For the three months ended March 31, 2002 and 2001, goodwill amortization included in operating expenses was $0 and $383,000, respectively. Transitional goodwill impairment testing is to be completed within the first six months of adoption. Adoption of the impairment provisions will require the Company to perform a hypothetical purchase price allocation as of January 1, 2002. An impairment loss represents the amount by which the carrying value of the Company's goodwill of $7.9 million exceeds the fair value of the goodwill indicated by the hypothetical purchase price allocation. The Company has not yet completed its analysis of the fair value of its goodwill but believes there will be no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143).
SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When

                                   Page-5
the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company's financial position or results of operations from the adoption of SFAS No. 144.

NOTE 3.  INVENTORIES

Inventories consist of:
                                            March 31,     Dec. 31,
                                              2002          2001
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $4,294        $4,501
                    Work in process           3,354         2,974
                                             ------        ------
                    Total                    $7,648        $7,475
                                             ======        ======

NOTE 4.   EARNINGS PER SHARE

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

                                   Page-6

As of March 31, 2002, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are as follows:

                                        Three Months Ended
                                             March 31,
                                       ----------------------
                                          2002        2001
                                       ----------  ----------
                                           (in thousands)

Warrants                                  2,100       3,521
Options                                   3,729       3,222
Convertible preferred stock                 225         196
Convertible debenture                       760          --
Promissory note, related party               --       1,400

NOTE 5.   CONTINGENCIES

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent

                                   Page-7
claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised and National Semiconductor or another third party are successful in obtaining a patent covering our ferroelectric technology, the Company would be precluded from producing, using or selling FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

                                   Page-8

NOTE 6.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20%, and 20% of the outstanding shares of the Company's EMS subsidiary. On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

In addition, 700,435, 5-year common stock warrants were issued to the investors at an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1.8 million. The following assumptions were used to value these warrants: risk free interest rate of 4%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and will be amortized over the remaining life of the debentures as a charge to interest. The unamortized discount pertaining to the outstanding Infineon debenture and warrants as of March 31, 2002 is approximately $697,000. The remaining value of the warrant and debt discount was recorded in April 2002.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $976,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding Infineon debentures as of March 31, 2002 is approximately $366,000. The remaining impact of the beneficial conversion feature was recorded in April 2002.

NOTE 7.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

                                   Page-9

The Company's operations are conducted through three business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. EMS licenses, manufactures and distributes high-speed DRAM products. Mushkin distributes high-speed DRAM products in the aftermarket through both direct and e-commerce sales channels.

The accounting policies for determining segment net income or loss are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table represents segment information for the three months ended March 31, 2002 and 2001.

                                         2002                                2001
                             ----------------------------        -----------------------------
                               FRAM       EMS    Mushkin           FRAM       EMS     Mushkin
                             --------  --------  --------        --------  --------  ---------
                                                      (in thousands)
Revenue:
  Product sales              $ 4,610   $   358    $5,396          $   748   $   346   $ 2,075
  License and
    development fees           1,408        --        --               --        --        --
  Royalties                       69        --        --               59        --        --
  Customer-sponsored
    Research and development      37       746        --               --       227        --
                             --------  --------  --------         --------  --------  --------
                               6,124     1,104     5,396              807       573     2,075

Costs and expenses             5,663     2,738     5,306            3,933     3,839     2,313
                             --------  --------  --------         --------  --------  --------
Operating income (loss)          461    (1,634)       90           (3,126)   (3,266)     (238)

Other                             --        --        --               --       267        --
                             --------  --------  --------         --------  --------  --------
Segment income (loss)        $   461   $(1,634)   $   90          $(3,126)  $(2,999)  $  (238)
                             ========  ========  ========         ========  ========  ========

Total assets                 $21,333   $ 6,418    $9,883          $40,138   $ 8,135   $11,021

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of ($29,000) and ($161,000) in 2002 and 2001, respectively, not allocated to business segments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such

                                   Page-10
forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customer's manufacturing programs; (x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the outcome of the Company's patent interference litigation proceedings; (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and
(xiv) global economic and political conditions related to on-going military actions against terrorism.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

REVENUES. Total revenues for the quarter ended March 31, 2002 increased $9.2 million, or 265%, from the quarter ended March 31, 2001.

Revenue from product sales increased $7.2 million, or 227%, for the quarter ended March 31, 2002, as compared to the same period in 2001. FRAM product revenues for the quarter ended March 31, 2002 increased $3.9 million to $4.6 million, from the quarter ended March 31, 2002. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program began its production ramp. The Company shipped approximately two million units into the Ampy/ENEL program during the quarter. Between two and three million units are expected to ship into this program during the quarter ended June 30, 2002.

                                   Page-11

Product revenues at the Company's Mushkin subsidiary increased $3.3 million during the first quarter, or 160%, compared to the same period in 2001. This increase is primarily attributable to progress in penetrating larger accounts and specialty personal computer manufacturers.

Product revenues at the Company's Enhanced Memory Systems subsidiary were $358,000 and $346,000 for the three months ended March 31, 2002 and 2001, respectively. Low product sales volume is the result of the Company's 4-megabit product line nearing end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories of these products during 2002.

The Company recognized $1.4 million in license and development fee revenue during the quarter ended March 31, 2002. Such revenue is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc. No license and development fees were recorded for the quarter ended March 31, 2001.

The Company recognized royalty revenue of $69,000 in the quarter ended
March 31, 2002. In the same period of 2001, royalty revenues of $59,000 were recognized. Royalty income in 2002 and 2001 is attributable to a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenues are primarily attributable to EMS' product development programs with Cypress Semiconductor Corp. and Hewlett Packard Co. The Company recognized customer-sponsored research and development revenues of $783,000 and $227,000 during the quarters ended March 31, 2002 and 2001, respectively.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the first quarter of 2002 increased from 71% to approximately 76% as compared with the same period in 2001. Cost of sales associated with the Company's FRAM products decreased during the quarter from 70% in 2001 to approximately 63% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, realized cost reductions at its subcontract manufacturers and began shipping a more economical version of the product used in the Ampy/ENEL metering program. EMS cost of product sales for the quarter ended March 31, 2002 and 2001 was 46% and 53%, respectively. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 88% and 75% for the quarter ended March 31, 2002 and 2001, respectively. This increase is attributable to sustained price pressure in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended March 31, 2002 decreased $1.1 million to $3.1 million, a decrease of 27% as compared with the same period in 2001. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary and an increased allocation of engineering resources to manufacturing activities.

                                   Page-12

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2002 decreased $817,000 to $2.8 million, a decrease of 23% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the quarters ended March 31, 2002 and 2001, the Company recorded $0 and $383,000, respectively, of goodwill amortization. Reduced stock-based compensation and legal expenses also contributed to the decline in sales, general and administrative expenses in the quarter ended March 31, 2002 as compared to the same period in 2001.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $275,000 for the quarter ended March 31, 2002, as compared to the same period in 2001, due to decreases in interest expense related to the promissory note with the National Electrical Benefit Fund, which was repaid in November 2001.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $267,000 to $0 in the quarter ended March 31, 2002 as compared with the same period in 2001. The minority interest reflects Infineon's share of EMS losses for the quarter ended March 31, 2001. Minority losses of EMS were not recorded after March 31, 2001, because the minority interest balance was reduced to zero on that date.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the three months ended March 31, 2002 was $1.6 million, a decrease of $5.1 million as compared to the same period in 2001. Cash used to fund operating losses, after non-cash charges, decreased $5.0 million for the three-month period ending March 31, 2002 as compared to the same period in 2001. The decrease was due primarily to the improved operating results which reduced the net loss between periods by $5.4 million.

Accounts receivable increases of approximately $778,000 since the end of 2001 are primarily attributable to increases in outstanding trade receivables resulting from increased product sales during the quarter.

Inventories remained relatively flat during the three-month period ended March 31, 2002, at approximately $7.6 million, as compared to $7.5 million at the end of 2001. The Company continues to manage inventory purchases, building inventories only to firm order backlog and high-confidence order forecasts.

Accounts payable and accrued liabilities increased approximately $109,000 during the three months ended March 31, 2002, from $4.9 million at the end of 2001 to $5.0 million at March 31, 2002.

Cash used in investing activities was $378,000 for the three months ended March 31, 2002, compared to $408,000 for the same period in 2001. Capital expenditures were $305,000 in the three months ended March 31, 2002 compared

                                   Page-13
to $315,000 in the three-month period ended March 31, 2001. Equipment and plant expenditures are expected to be minimal during the remainder of 2002.
An amount of $73,000 was expended for intellectual property in the three months ended March 31, 2002, a decrease of approximately $20,000 from the same period in 2001.

During the three months ended March 31, 2002, net cash provided by financing activities was $3.0 million, which primarily consisted of the issuance of a 5 year, 5% fixed rate, convertible debenture to Infineon. In the first three months of 2001, net cash provided by financing activities was $10.0 million, which was raised from the issuance of common stock, primarily from the closing of the Infineon stock purchase agreement dated December 14, 2000.

The Company is currently involved in a patent interference proceeding (see
Note 5 of Part I - "Contingencies"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that such a result could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

During the remainder of 2002, the Company will continue to receive cash from product sales and ongoing Enhanced-DRAM customer-sponsored research and development programs. An increase in product sales activity and new technology license agreements is anticipated during the remainder of 2002.

The Company had $4.3 million in cash and cash equivalents at March 31, 2002. On April 1, 2002 the Company received gross proceeds of $5.0 million in connection with the issuance of 5 year, 5% fixed rate, convertible debentures to Halifax and Bramwell. The Company believes these factors will be sufficient to fund its operations at least through December 31, 2002. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing in early 2003. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

                                   Page-14

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 7 of the Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. At March 31, 2002, the Company's commitments under these obligations were as follows (in thousands):

                       Operating        NEBF         Convertible
                        Leases     Consulting Fee(1)  Debentures    Total
                        ------     ---------------   -----------    ------

          2002            $918            $ 80         $   --      $   998
          2003             982              80             --        1,062
          2004             739              80             --          819
          2005              16              80             --           96
          2006              15              80             --           95
          2007              --              80          8,000 (2)    8,080
                        ------           -----         ------        -----
            Total       $2,670            $480         $8,000      $11,150
                        ======           =====         ======       ======

(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company

(2) Includes proceeds of $3 million received March 29, 2002 and $5 million received on April 1, 2002.

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

                                   Page-15

The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.
Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective January 1, 2002, the Company must adopt SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair values as if the purchase price allocation occurred on January 1, 2002. The Company has not yet completed its analysis of the fair value of its goodwill but believes there will be no indicated impairment of its goodwill.

OUTLOOK

The Company expects revenues will continue to be highly variable in the foreseeable future until the Company's products gain wider market acceptance, there is increased stability in world-wide DRAM markets, telecommunications and network/server market conditions improve, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and Enhanced-DRAM products, decrease the cost of producing such products and develop and commercialize new FRAM and Enhanced-DRAM products.

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. The Company currently has no derivative financial instruments.

                                   Page-16

Interest payable on the Company's convertible debentures is fixed at 5% over the term of the debentures. As such, changes in interest rates will not affect future earnings or cash flows.

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at March 31, 2002 would have less than an $100,000 effect on the earnings or cash flows.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the first quarter of 2002 in any previously reported litigation, see Note 5 of Part I for a current description of on-going litigation.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2002, we sold to Infineon, Halifax Fund, L.P., managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital Corp., $8,000,000 in principal amount of 5 year, 5% fixed rate, convertible debentures that are convertible into shares of our common stock at an initial conversion price of $3.769. In addition, cumulatively, 700,435, 5-year common stock warrants were issued to these investors at an exercise price of $4.28 per share. Furthermore, Cardinal Securities, LLC and TN Capital Equities, Ltd., received 57,760 and 18,241 shares, respectively, of our common stock warrants, exercisable at $4.11 and $3.77 per share, respectively, in consideration for certain financial advisory services provided to the Company. The Halifax and Bramwell debentures are secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest we granted to Infineon in certain of our accounts receivable and patents. The sale of the debentures and the warrants and the issuance of our common stock upon conversion of the debentures and exercise of the warrants were not and will not be registered under the Securities Act of 1933 pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

We expect to use the proceeds from the debentures or exercise of the warrants for working capital purposes, including financing the growth of working capital items such as accounts receivable and inventory, the funding of continued research and development efforts and the defense of our patent rights. Pending such uses, we will invest any proceeds, in short term, investment grade, interest bearing securities.

                                   Page-17

ITEMS 3-5 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - NONE

(b)  Reports on Form 8-K

     On March 15, 2002, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On April 4, 2002, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 10, 2002                              /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-18