Form 10-K/A
period 2001-12-31
RAMTRON INTERNATIONAL CORP
filed 2002-06-17
CIK 849502

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                                    Page-1

The aggregate market value of common stock held by non-affiliates of the registrant as of June 7, 2002 was $63,373,741 based on the closing price of the Company's common stock as reported on the Nasdaq Stock Market.

As of June 7, 2002, 22,081,443 shares of the Registrant's common stock were outstanding.

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

During 2001 and 2000 the Company entered into several significant business relationships. In July 2000 the Company's FRAM business unit entered into a 5 year volume purchase agreement with Ampy Automation Digilog, Ltd. for the primary purpose of supplying approximately 27 million FRAM devices into a utility meter product Ampy designed and developed for ENEL Distribuzione SpA, a leading Italy utility company. Initial deliveries into this program began in 2001 and are expected to continue through 2003. Ramtron will also supply FRAM product to Ampy for use in other meters it builds. The agreement includes pricing provisions, purchase order placement, reschedule and order cancellation provisions. Ampy has made no order quantity or schedule guarantees.

In 2001, Texas Instruments and NEC entered into technology license agreements with the Company's FRAM business unit. Subject to the specific terms of each agreement, such agreements may include a license to the Company's FRAM technology, royalties, development assistance and/or manufacturing capacity upon the commercialization by the licensee.

The Company's EMS business unit entered into customer funded research and development programs with Cypress Semiconductor Corporation and Hewlett Packard in 2000, to design, develop and have manufactured and sell new products for the telecommunications and network/server markets. The agreement with Cypress also calls for royalties payable to EMS upon the sale of the product to Cypress' customers. Additionally, EMS has rights to sell the specified products to customers other then Cypress and HP.

In 2001, Infineon Technologies AG acquired approximately 20% of the Company's outstanding common stock by entering into a share purchase agreement with the Company pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common

                                    Page-3
stock The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. Infineon is also a 20% owner in the Company's EMS business unit. In January 2000, Infineon entered into a stock purchase agreement with EMS in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. The agreement has a term of six years with optional two-year renewal periods thereafter. The agreement does not provide Infineon with rights to EMS' technology.

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

                                    Page-4

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

                                    Page-5

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

                                    Page-6

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

                                    Page-7

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

                                    Page-8

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

                                    Page-9

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

                                    Page-10

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

                                    Page-11

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

                        CUSTOMERS, SALES AND MARKETING

Current FRAM Markets and Customers.   The current market for FRAM products most
resembles the markets for EEPROM and BBSRAM products. Ramtron sells products into the industrial sector in applications such as electric power meters and related datacom networks; the office equipment sector in applications such as laser printers, copiers and hand held portable electronic devices; the automotive sector in applications such as odometers and airbag systems; and the communication sector in applications such as electronic telephones and cable modems. Significant customers for the Company's products include Ampy Automaton, Ademco, Schlumberger, Siemens, Hewlett Packard, Agilent,
Siemens, Ricoh, Xerox, Canon, Mitsubishi and Ericsson. Customers of our products or license and development partners that represented greater than 10% of total revenues in 2001 included Ampy Automation and Texas Instruments. Ramtron expects to make improvements in reducing FRAM product manufacturing costs and expand its manufacturing capacity with strategic partners to further penetrate existing markets and to develop new markets, customers and technology standards.

                                    Page-12

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

                                    Page-13

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

Currently, the Company's FRAM products are being manufactured under a foundry supply agreement with Fujitsu. From 1998 through August 2001 certain FRAM products were manufactured at Rohm. The Company has not yet negotiated foundry supply agreements with Hitachi, Toshiba, Infineon or Texas Instruments, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions, primarily, the achievement of commercial manufacturing capabilities. There is no assurance, however, that the Company's alliance foundry partners will achieve commercial manufacturing capability in a timeframe sufficient to meet the Company's capacity requirements, or at all.

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

                                    Page-14

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

                                    Page-15

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

                                    Page-16

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

                                    Page-17

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

                        PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and Enhanced-DRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. See "Item 3. Legal Proceeding." The Company's strategic alliance partners, have

                                    Page-18
access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the use by the Company of certain ferroelectric technology that may have been developed by Symetrix, which currently, and for the foreseeable future, is not used in the Company's FRAM products. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceeding." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its Enhanced-DRAM products, and the Company has other patents and patent applications involving its Enhanced-DRAM technology pending.

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

                                    Page-20

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court seeking a review of the

                                    Page-21
decision of the Patent Office on the remaining interference counts. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options.
The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company. In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

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

                                    Page-22

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

Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995 she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. In February 2000, Ms. Hanson was named Chief Financial Officer and Vice President of Finance. Ms. Hanson is a certified public accountant and has over 20 years of professional finance experience including 16 years of semiconductor

                                    Page-23
industry experience. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center.
Ms. Hanson attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

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

PART II

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

                                    Page-24

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

                                          Year Ended December 31,
                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)

Revenues                       $22,856   $26,079   $24,871   $18,554   $20,495
Gross margin, product sales      2,835(1)  6,263     3,992(2)  7,158(3)  3,863
Operating loss                 (20,970)  (12,925)   (5,825)  (12,985)   (9,128)
Net loss applicable to
  common shares                (33,151)  (14,497)   (2,035)  (19,141)   (8,857)
Net loss per share - basic
  and diluted                    (1.57)    (0.88)    (0.16)    (2.23)    (1.19)

Working capital                  4,112(4)  6,943     7,285     5,246     4,819
Total assets                    35,819    38,362    29,380    33,347    31,054
Total long-term debt                --     6,314     5,766        --        --
Redeemable preferred stock       1,078       920       914        --        --
Stockholders' equity            19,039    21,501    13,323    17,062    17,536
Cash dividends per
  common share(5)                   --        --        --        --        --

-----------------
(1)  Includes provision for inventory write-off of $912,000.

(2)  Includes provision for inventory write-off of $1.2 million.

(3)  Excludes loss on manufacturing contract of $1.2 million.

(4) Includes deferred licensing and development revenue liabilities of $5.7 million, related to licensing and development agreements for which the Company has received up front non-refundable payments for access to the Company's technology.

(5) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

                                    Page-25

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

                                    Page-26

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

                                    Page-27

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

The Company recognized $2.7 million in license and development fee revenue during 2001 as compared to $2.0 million in 2000. License and development fee revenue in 2001 resulted from license and development partner agreements the Company entered into with Texas Instruments and NEC during 2001. License and development partner revenue in 2000 resulted from the achievement of contractual milestones in existing licensee and development partner agreements. The Company expects to recognize license and development fee revenues from these agreements in future periods as deferred revenue related to these agreements is amortized over the service period of the respective agreements. The service periods range from 18 months to 10 years.

During 2001, the Company recognized royalty revenue related to FRAM license and development partner agreements of $295,000 compared with $188,000 recorded in 2000. The Company recognizes royalty revenues when our technology licensees sell products which include our technology to their customers. The timing and amounts of future royalties are uncertain and there is no guarantee that our licensees will be successful in selling products that incorporate our technology on which royalties will be payable.

Customer-sponsored research and development revenue for 2001 decreased by $3.0 million to $2.6 million, a decrease of 53% as compared to 2000. During 2000, the Company was engaged with Fujitsu for the purpose of developing a
0.35 micron advanced FRAM manufacturing process, which generated revenue of $4.0 million. The Fujitsu program was successfully completed in the fourth quarter of 2000. In addition, the Company recognized customer-sponsored research and development revenues in 2001 and 2000 from product development agreements with Cypress Semiconductor Corporation and Hewlett Packard for the development of next generation Enhanced-DRAM products. The Company expects to recognize customer funded research and development fee revenues from these agreements in future periods when services are performed and milestones are achieved. The Company expects to complete the Cypress and Hewlett Packard programs during 2002. We expect to engage in other customer funded research and development programs in the future, however, the timing and contract revenues from such programs is uncertain and our ability to secure such programs cannot be assured.

                                    Page-28

During 2001, quarterly revenues were $3.5 million, $3.4 million, $7.5 million and $8.5 million for the first, second, third and fourth quarters, respectively. Significant increases in revenues during the third and fourth quarters as compared to the first and second quarters are the result of increased product sales from our FRAM and Mushkin business units and increased license and development fee revenues related to engaging with Texas Instruments on a technology license and development agreement during the third quarter.
Our FRAM business unit product revenues increased as a result of a wider product portfolio and the initial shipments into the Ampy metering program. Product sales at our Mushkin business unit increased during the second half of 2001 as a result of adding sales personnel to facilitate direct customer sales, expanding our sales channels beyond internet sales.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during 2001 increased from 66% to approximately 84% as compared with 2000. Cost of sales associated with the Company's FRAM products increased to 91% in 2001 compared to 74% in 2000. This increase is primarily attributable to high production costs for initial deliveries of product into the Ampy metering program, a major customer program to replace 27 million utility meters in Italy over the next 3 years. The pre-production phase of this program is complete with the production ramp beginning in the first quarter of 2002. A design revision to reduce costs is complete and production wafers are currently being manufactured. The Company expects to consume the remaining high cost units and begin delivery of the lower cost parts during the first quarter of 2002.
During 2001 the Company also recorded expenses of $450,000 for excess and obsolete inventories which are included in cost of product sales. Excluding this charge, FRAM cost of product sales as a percentage of revenue was 81% EMS cost of product sales as a percentage of product revenues increased to 89% from 49% in 2000 as a result of inventory write-downs of excess and obsolete inventories totaling approximately $462,000. Excluding this charge EMS cost of product sales as a percentage of product revenues was 49%. Mushkin cost of product sales as a percentage of product revenue increased from 77% to 80% when compared to 2000. The increase in Mushkin's cost of product sales as a percentage of product revenues is principally due to decreases in the average selling prices per megabit of memory, due to extreme pricing pressure in world-wide commodity DRAM markets during 2001.

During 2001, the Company experienced increases in the costs of sales as a percentage of product revenues for its FRAM, EMS and Mushkin business units. Quarterly increases in FRAM cost of sales as a percentage of product revenues is primarily attributable to high production costs for initial deliveries of product into the Ampy metering program. The Company expects to lower its cost of sales into the Ampy program during 2002 when product from a design revision to reduce costs begins to be shipped. During the fourth quarter EMS cost of sales increased substantially as a percentage of product revenues due to a one-time charge for excess and obsolete inventories. Our Mushkin business unit also experienced increased cost of sales as a percentage of product revenues during 2001, primarily because of decreases in the average selling prices per megabit of memory, due to extreme pricing pressure in world-wide commodity DRAM markets during 2001.

                                    Page-29

PROVISION FOR INVENTORY WRITE-DOWN. During 2001, the Company increased its provision for excess and obsolete inventory by $912,000. The Company determined it had excess inventories of certain FRAM and EDRAM product built for selected market segments. No such charge occurred in 2000. On a periodic basis the Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between cost of inventory and the estimated market value based upon assumptions about future demand.

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

SALES, GENERAL AND ADMINISTRATIVE.  Sales, general and administrative
("SG&A") expenses (including stock-based compensation) for 2001 decreased $801,000 to $12.8 million, a decrease of 6% as compared to 2000. This decrease is primarily attributable to a reduction of stock-based compensation (see "Stock-Based Compensation" below) of $2.0 million. This decrease is offset by incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2001 were $3.5 million, including $1.3 million related to goodwill amortization. During 2000 Mushkin's selling, general and administrative expenses were $1.4 million, including $700,000 related to goodwill amortization. Increases in SG&A expenses related to our Mushkin subsidiary are offset by reductions in consulting fees, foreign withholding tax payments on licensing revenues and sales commissions to outside sales representatives as EMS product revenues declined year over year.

The Company believes SG&A expenses for 2002 will decrease slightly as compared to 2001, primarily due to decreased goodwill amortization expenses, partially offset by increased sales and marketing expenses. The Company expects increases in sales representative commissions as product sales increase and increased marketing expenses related to the promotion of its products.

                                    Page-30

STOCK-BASED COMPENSATION. During 2001, the Company recognized $202,000 of non-cash expenses for stock-based compensation as compared to $2.2 million in 2000. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,578,000 was recorded as deferred compensation. During the first quarter of 2001 the Company recognized the remaining compensation expense of $202,000. The Company does not expect to incur stock based compensation expenses during 2002. All stock based compensation charges are allocable to sales, general and administrative expenses.

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

LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES. During 2001, the Company sold 443,488 shares of Infineon common stock the Company held, consisting of all of the shares obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company received proceeds of $8.6 million from these sales. During 2001, the Company recorded a loss of $11.4 million on the disposition and impairment of these securities. Loss on sales and impairments were $11.9 million in the third quarter and a gain on sales of $563,000 in the fourth quarter.

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

                                    Page-31

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

                                    Page-32

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

During 2000, quarterly revenues were $5.6 million, $6.2 million, $8.1 million and $6.2 million for the first, second, third and fourth quarters, respectively. Significant increases in revenues during the second, third and fourth quarters as compared to the first quarter are primarily the result of the acquisition of our Mushkin business unit in June 2000.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during 2000 decreased from 70% to approximately 66% as compared with 1999. In 2000, cost of sales associated with the Company's FRAM products decreased to 75% from 104% in 1999. This decrease is primarily attributable to charges against FRAM inventories in 1999 of $1.1 million for excess inventories and inventories of inferior performance attributes. Excluding the charges in 1999, FRAM cost of sales during 2000 remained relatively flat at 75% as compared to 1999. EMS cost of product sales as a percentage of product revenues for 2000 decreased from 57% to 51% when compared to 1999. Cost of product sales in the Company's Mushkin subsidiary which was acquired in June 2000 was 77%.

During 2000, the Company experienced increases in the costs of sales as a percentage of product revenues for its FRAM business unit. FRAM cost of sales as a percentage of product revenues were 58%, 71%, 78% and 87% for the first, second, third and fourth quarters, respectively. The quarterly increase in FRAM cost of sales as a percentage of product revenues is primarily attributable to a reduction of average unit selling prices for selected high volume opportunities to take advantage of shortages in the EEPROM market.

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

                                    Page-33

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

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses (including stock-based compensation) for 2000 increased $4.1 million to $13.6 million, an increase of 43% as compared to 1999. This increase is primarily attributable to an increase in stock-based compensation (see "Stock-Based Compensation" below). In addition, the Company recorded non-recurring charges related to financing activities and incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2000 were $1.4 million, including $700,000 related to goodwill amortization.

STOCK-BASED COMPENSATION. During 2000, the Company recognized $2.2 million of non-cash expenses for stock-based compensation as compared to $155,000 in 1999. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000 and 50% on
March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the aggregrate intrinsic value of the options of $2,578,000 was recorded as deferred compensation. All stock based compensation charges are allocable to sales, general and administrative expenses.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In

                                    Page-34
prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenues related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition for 2000 was to increase income before the cumulative effect of the accounting change by approximately $150,000 or $0.01 per share. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000. The results of periods prior to 2000 were not restated as a result of this accounting change. Had this accounting policy been applied to prior periods, net loss and net loss per common share for 1999 would have been $7.7 million and $0.28, respectively.

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

                                    Page-35

Product revenue growth in 2002 will be highly dependent upon product sales to one or more key customers. In June 2000, the Company entered into a five year volume purchase agreement with Ampy Automaton Digilog, Ltd. for the primary purpose of suppling approximately 27 million units of FRAM product over a 3 to 4 year period for a utility meter replacement program at ENEL SpA, a leading supplier of power in Italy. Ramtron will also supply FRAM product to Ampy for use in other meters it builds. The agreement includes pricing provisions, purchase order placement, reschedule and order cancellation provisions. Ampy has made no order quantity or schedule guarantees. During 2001 the Company supplied approximately 1 million units into the pre-production phase of this program and expects this program to represent a significant portion the Company's of 2002 FRAM product revenues as the program moves from the pre-production phase to full production. The Company's EMS business unit has been engaged with Cypress Semiconductor and Hewlett Packard to develop ESRAM products. The Company's ESRAM products are expected to be available for sale in 2002 and will be the primary source of product revenue for EMS. Hewlett Packard will use the ESRAM in a new line of server products and is expected to be the primary customer for the ESRAM products during the second half of 2002. Any delay in the production ramp of these programs could significantly impact revenue growth expectations for 2002.

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

Currently, the Company's FRAM products are being manufactured under a foundry supply agreement with Fujitsu. From 1998 through August 2001 certain FRAM products were manufactured at Rohm. The Company has not yet negotiated foundry supply agreements with Hitachi, Toshiba, Infineon or Texas Instruments, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions, primarily, the achievement of commercial manufacturing capabilities. There is no assurance, however, that the Company's alliance foundry partners will achieve commercial manufacturing capability in a timeframe sufficient to meet the Company's capacity requirements, or at all.

                                    Page-36

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

In addition, the Company periodically writes-down its inventory for estimated obsolescence or lack of marketability. During 2001, the Company recorded charges of $912,000 for such losses. There can be no assurance that the Company will not record write-downs for obsolescence or lack of marketability in future periods. Such write-downs, if material, could have an adverse effect on the Company's results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenues generated from operations and licensing have been insufficient to fund operations, the Company has depended for funding principally on its ability to raise equity capital through private placements of stock and lines of credit with a principal stockholder of the Company.

In 1995, the Company entered into a loan facility, bearing interest at 12%, with the National Electrical Benefit Fund (the "Fund"), an investment fund established for the purpose of providing retirement and related benefits to employees in the electrical contracting and related industries. During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company maintain certain financial ratios, as defined in the loan document. In July 2001, the note was again amended to extend the maturity date to July 12, 2002. The Company's borrowings under the Fund's credit facility totaled approximately $7.0 million. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. All principal and accrued interest due, totaling approximately $7.1 million, was paid to the Fund on November 15, 2001.

                                    Page-37

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

Accounts receivable increased $3.5 million in 2001 from $1.7 million at the end of 2000 as a result of increased product revenues in the fourth quarter of 2001 as compared to product revenues in 2000 and amounts due from our licensing and development agreement with Texas Instruments.

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

                                    Page-38

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

                                    Page-39

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

                                    Page-40

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have any post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors that are given rights of return and price protection by the Company until the distributors have resold the products. The Company records the cash received on these sales prior to the distributor reselling the product as deferred revenue.

Revenue from licensing programs is recognized over the period the Company is required to provide services under the terms of the agreement. Revenues from research and development activities that are funded by customers are recognized as the services are performed, generally, as contractual milestones are met.
In situations where the Company licenses its technology and also provides development assistance, the Company records the total proceeds to be received as revenue over the period the Company is required to provide services under the combined arrangement.

Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers.

SIGNIFICANT POLICIES AFFECTED BY JUDGMENTS AND ESTIMATES. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

                                    Page-41

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial positions, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating activities. All of the Company's sales are denominated in U.S. dollars and the Company currently has no derivative financial instruments.

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

                                    Page-42

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

                                  Page-43

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


                                     2001                                   2000                                1999
                      -----------------------------------   ----------------------------------   ---------------------------------
                        FRAM      EMS     Mushkin   Total     FRAM      EMS    Mushkin   Total     FRAM      EMS  Mushkin   Total
                      -----------------------------------   ----------------------------------   ---------------------------------
Product sales         $ 4,541  $  1,158  $11,514  $17,213   $ 3,988  $ 7,594  $ 6,680  $18,262   $ 3,508  $ 9,640  $ --   $13,148
License & development
   fees                 2,602       102       --    2,704     2,000       --       --    2,000     4,500      700    --     5,200
Royalties                 295        --       --      295       188       --       --      188     1,501       --    --     1,501
Customer sponsored
   research and
   development             --     2,644       --    2,644     4,541    1,088       --    5,629     4,562      460    --     5,022
                      ------------------------------------- -----------------------------------  ---------------------------------
                        7,438     3,904   11,514   22,856    10,717    8,682    6,680  $26,079    14,071   10,800    --    24,871

Operating costs       (16,874)  (14,274) (12,678) (43,826)  (20,264) (12,214)  (6,526) (39,004)  (18,257) (12,439)   --   (30,696)
                      ------------------------------------- -----------------------------------  ---------------------------------
Operating income(loss) (9,436)  (10,370)  (1,164) (20,970)   (9,547)  (3,532)     154  (12,925)   (4,186)  (1,639)   --    (5,825)

Other                      23       268       --       291       14      707       --      721       221      (17)   --       204
                      ------------------------------------- -----------------------------------  ---------------------------------
Net income(loss)      $(9,413) $(10,102) $(1,164) $(20,679) $(9,533) $(2,825) $   154 $(12,204)  $(3,965) $(1,656) $ --   $(5,621)
                      ===================================== ===================================  =================================
Total assets          $19,729  $  6,270  $ 9,820  $35,819   $19,074  $ 8,683  $10,605  $38,362   $21,080  $ 8,300  $ --   $29,380

Depreciation and
  amortization        $ 1,287  $    783  $ 1,363  $ 3,433   $ 1,625  $   786  $   735  $ 3,146   $ 1,900  $   390  $ --   $ 2,290

Capital additions     $   393  $     27  $    13  $   433   $   206  $   427  $     2  $   635   $   249  $    67  $ --   $   316

Intangible additions  $   434  $    124  $    --  $   558   $   232  $ 2,307  $ 9,333  $11,872   $   233  $ 2,718  $ --   $ 2,951

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

15. QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2001 and 2000.

                                                 2001                                   2000
                                ----------------------------------------  ----------------------------------
                                   Q1       Q2        Q3          Q4         Q1(1)   Q2        Q3       Q4
                                ----------------------------------------  ----------------------------------
                                                   (in thousands except per share data)
Revenues                        $3,455   $3,351    $7,535      $8,515     $5,571   $6,209   $8,132   $6,167
Gross margin, product sales        908      613     1,024         290(2)   1,003    1,769    1,760    1,731
Operating loss                  (6,630)  (6,022)   (3,611)     (4,707)    (3,018)  (2,117)  (2,980)  (4,810)
Net loss applicable to common
  shares                        (6,555)  (6,231)  (15,872)(3)  (4,493)    (4,540)  (2,190)  (3,016)  (4,751)
Net loss per share
  - basic and diluted           $(0.35)  $(0.28)   $(0.72)     $(0.20)    $(0.30)  $(0.13)  $(0.17)  $(0.27)

----------
(1) Quarterly data for the first quarter of 2000 has been restated to comply with Staff Accounting Bulletin No. 101, Revenue Recognition. The effect of the change on the first quarter of 2000 was to increase net loss applicable to common shares by $1.5 million, or $0.10 per share. The effect of this change on the second, third and fourth quarters of 2000 was not material.

(2)  Includes provision for inventory write-off of $912,000.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the information set forth below in this Section 13, the information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2002 Proxy Statement.

The following are certain transactions entered into between the Company and its officers, directors and principal stockholders or their affiliates since January 1, 2001.

Transactions Involving the National Electrical Benefit Fund

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's Common Stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2001, the Company was obligated to pay to the Fund

                                    Page-44
approximately $80,000 in payment of such fees. The Company made payments to the Fund during 2001 of $496,222 for interest expense related to the note payable due to the Fund and $470,954 for previously accumulated fees and expenses.

In September 1995, the Company and the Fund entered into a Loan Agreement which was amended on August 6, 1999. Pursuant to the terms of the amended credit facility the outstanding principal balance under the note as of August 6, 1999 was $7 million. The Amended Credit Facility bore interest at 8% per annum, payable quarterly. The Fund had the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The maturity date of the credit facility, as amended, was July 12, 2002. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. The Fund's common stock conversion privileges remained in effect until payment was made. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. On November 15, 2001, the Company paid to the Fund all outstanding principal and interest amounts due, totaling $7.1 million.

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


                                    Page-45

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

                                    Page-46

          4.4 Amended Loan Agreement between the National Electrical Benefit Fund and the Registrant dated August 6, 1999.(7)
          4.5 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.6 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.7 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(11)
          4.8 Warrant to purchase 124,000 shares of common stock issued by the Registrant to JEB Partners, L.P. dated
                 February 11, 2000.(15)
          4.9 Warrant to purchase 96,000 shares of common stock issued by the Registrant to JEB Investments, Ltd. dated February 11, 2000.(15)
          4.10 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Investments, Ltd. and Ramtron.(15)
          4.11 Warrant Exercise and Registration Rights Agreement dated as of June 28, 2000 between JEB Partners, L.P. and Ramtron.(15)
          4.12 Warrant to purchase 25,000 shares of common stock issued by the Registrant to Jan-Charles Fine, dated March 9, 2000.(16)
          4.13 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes(16)
          4.14 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(17)

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

                                    Page-47

         10.10 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(10)
         10.11   Registrant's 1999 Stock Option Plan.(10)
         10.12 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(11)
        *10.13 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(9)
        *10.14 Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(13)
        *10.15 Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(14)
         10.16 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(13)
         10.17 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(16)
         10.18   Amendment No. 2 to Registrant's 1989 Nonstatutory Stock
                 Option Plan, as amended, dated July 25, 2000.(16)
         10.19   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(16)
         10.20 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(16)
        *10.21   Technology and Service Agreement between Infineon Technologies
                 AG and the Registrant, dated December 14, 2000.(16)
         10.22   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(16)
         10.23 Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated February 2, 2001.(16)
         10.24 Employment Agreement effective January 1, 2001 between the Registrant and Craig W. Rhodine, dated February 2, 2001.(16)
         10.25 Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated February 2, 2001.(16)
         10.26 Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated February 2, 2001.(16)
         10.27* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(19)

         10.28* FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(20)
         10.29 Amendment to Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated December 12, 2001.(20)
         10.30 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated December 12, 2001.(20)
         10.31 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated December 12, 2001.(20)
         10.32 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Craig W. Rhodine, dated
                 December 12, 2001.(20)

                                    Page-48

         23.1    Consent of Independent Public Accountants

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(18)

         99.2* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.

         99.3 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503; 39-2395;
                IA-2018; IC-25464; FR-62; File No. S7-03-02.(20)

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

                                    Page-49

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

                                    Page-50

(19) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001.

(20) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.

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

                                    Page-51

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on June 14, 2002.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ L. David Sikes
--------------------------      Chairman                          6-14-02
L. David Sikes

/S/ William G. Howard
-------------------------       Director                          6-14-02
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          6-14-02
Eric A. Balzer

/S/ Albert J. Hugo-Martinez
---------------------------     Director                          6-14-02
Albert J. Hugo-Martinez

/S/ Klaus Fleischmann
---------------------------     Director                          6-14-02
Klaus Fleischmann

/S/ Harald Eggers
---------------------------     Director                          6-14-02
Harald Eggers

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      6-14-02
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director and                      6-14-02
Greg B. Jones                   President-Technology Group

/S/ LuAnn D. Hanson
-------------------------       Chief Financial Officer           6-14-02
LuAnn D. Hanson                 and Vice President of Finance

                                    Page-52