Form 10-Q/A
period 2002-03-31
RAMTRON INTERNATIONAL CORP
filed 2002-06-17
CIK 849502

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

Common Stock, $.01 Par Value -  22,081,443 as of June 7, 2002.

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

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and certain intangible assets with indefinite lives and requires that they no longer be amortized but be tested for impairment at least annually at the reporting unit level. The Company adopted SFAS No. 142 on January 1, 2002. The Company has determined that its reporting units are the same as its operating segments. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual decrease in operating expenses of approximately $1.5 million. For the three months ended March 31, 2002 and 2001, goodwill amortization included in operating expenses was $0 and $383,000, respectively. Transitional goodwill impairment testing is to be completed within the first six months of adoption. Adoption of the impairment provisions will require the Company to perform a hypothetical purchase price allocation as of January 1, 2002 in the event there is an event that indicates the carrying value of a reporting unit is in excess of its fair value. An impairment loss represents the amount by which the carrying value of the Company's goodwill of $7.9 million exceeds the fair value of the goodwill indicated by the hypothetical purchase price allocation. The Company has not yet completed its analysis of the fair value of its goodwill but believes there will be no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.


                                   Page-5

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning

                                   Page-7
the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company will appeal the decision of the Patent Office.

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

NOTE 6.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20%, and 20% of the

                                   Page-8
outstanding shares of the Company's EMS subsidiary. On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry

                                   Page-10
relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customer's manufacturing programs; (x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the outcome of the Company's patent interference litigation proceedings; (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and
(xiv) global economic and political conditions related to on-going military actions against terrorism.

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

                                   Page-11

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

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2002 decreased $817,000 to $2.8 million, a decrease of 23% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the quarters

                                   Page-12
ended March 31, 2002 and 2001, the Company recorded $0 and $383,000, respectively, of goodwill amortization. Reduced stock-based compensation and legal expenses also contributed to the decline in sales, general and administrative expenses in the quarter ended March 31, 2002 as compared to the same period in 2001.

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

Cash used in investing activities was $378,000 for the three months ended March 31, 2002, compared to $408,000 for the same period in 2001. Capital expenditures were $305,000 in the three months ended March 31, 2002 compared to $315,000 in the three-month period ended March 31, 2001. Equipment and plant expenditures are expected to be minimal during the remainder of 2002.
An amount of $73,000 was expended for intellectual property in the three months ended March 31, 2002, a decrease of approximately $20,000 from the same period in 2001.

                                   Page-13

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

                                   Page-14

                                       NEBF
                       Operating   Consulting Fee    Convertible
                        Leases     and Expenses(1)   Debentures     Total
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

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have an post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors that are given rights of return and price protection by the Company until the distributors have resold the products. The Company records the cash received on these sales prior to the distributor reselling the product as deferred revenue.

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

                                   Page-15

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

                                   Page-16

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2002, we sold to Infineon, Halifax Fund, L.P., managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital Corp., $8,000,000 in principal amount of 5 year, 5% fixed rate, convertible debentures that are convertible into shares of our common stock at an initial conversion price of $3.769. In addition, cumulatively, 700,435, 5-year common stock warrants were issued to these investors at an exercise price of $4.28 per share. Furthermore, Cardinal Securities, LLC and TN Capital Equities, Ltd., received 57,760 and 18,241 shares, respectively, of our common stock warrants, exercisable at $4.11 and $3.77 per share, respectively, in consideration for certain financial advisory services

                                   Page-17
provided to the Company. The Halifax and Bramwell debentures are secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest we granted to Infineon in certain of our accounts receivable and patents. The sale of the debentures and the warrants and the issuance of our common stock upon conversion of the debentures and exercise of the warrants were not and will not be registered under the Securities Act of 1933 pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

June 14, 2002                            /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-18