Form 10-Q/A
period 2002-03-31
RAMTRON INTERNATIONAL CORP
filed 2002-07-23
CIK 849502

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

                                        Three Months Ended
                                             March 31,
                                       --------------------
                                          2002      2001
                                        --------  --------
                                           (in thousands)

Warrants                                  2,100    3,521
Options                                   3,729    3,222
Convertible preferred stock                 225      196
Convertible debenture                       760       --
Promissory note, related party               --    1,400

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

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the

                                   Page-10
provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption of SFAS No. 142. However, the amounts used in the transitional goodwill impairment testing shall be measured as of January 1, 2002. The Company will complete its transitional goodwill impairment testing by the end of the second quarter of 2002. The Company believes that the goodwill impairment provision of SFAS No. 142 will not have a material effect on its financial position or results of operations.

On January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortization of its goodwill recorded in business combinations, which occurred on or before June 30, 2001. The following information is presented as if SFAS No. 142 was adopted as of January 1, 2001. The reconciliation of previously reported earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                              (in thousands, except
                                                per share amounts)

     Reported net loss applicable to common
        shares                                 $(1,153)  $(6,555)
     Add: Goodwill amortization                     --       383
                                               --------  --------
     Adjusted earnings on common stock         $(1,153)  $(6,172)
                                               ========  ========

     Reported earnings per common
       share - basic and diluted               $ (0.05)  $ (0.35)
     Add: Goodwill amortization                     --       .02
                                               --------  --------
     Adjusted earnings per common
       share - basic and diluted               $ (0.05)  $ (0.33)
                                               ========  ========

                                   Page-11

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by business segment are as follows:

                                       Goodwill
                           Balance     Acquired              Balance
                            as of       During                as of
                          January 1,     the                March 31,
                            2002         Year      Other      2002
                          ---------    --------    -----    ---------
                                        (in thousands)

     FRAM                   $  585       $ --      $ --      $  585
     EMS                        --         --        --          --
     Mushkin                 7,278         --        --       7,278
                          ---------    --------    -----    ---------
     Total                  $7,863       $ --      $ --      $7,863
                          =========    ========    =====    =========

Included in other intangible assets on the Company's Consolidated Balance Sheets are the following:

                                     March 31,   March 31,   December 31,
                                       2002        2001          2001
                                     --------    --------    ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                       $ 7,822     $ 7,324      $ 7,788
       Product license fees            2,150       2,150        2,150
       Process technology asset        1,983       1,983        1,983
       Accumulated amortization       (5,291)     (4,477)      (5,108)
                                     --------    --------     --------
         Total                       $ 6,664     $ 6,980      $ 6,813
                                     ========    ========     ========

Amortization expense for intangible assets for the three months ended
March 31, 2002, was approximately $193,000. Estimated amortization expense for intangible assets is $775,000 in 2002, $800,000 in 2003, $850,000 in 2004,
$900,000 million in 2005, $950 million in 2006 and $2.5 million thereafter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry

                                   Page-12
relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customer's manufacturing programs; (x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the outcome of the Company's patent interference litigation proceedings; (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and
(xiv) global economic and political conditions related to on-going military actions against terrorism.

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

                                   Page-13

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

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2002 decreased $817,000 to $2.8 million, a decrease of 23% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the quarters

                                   Page-14
ended March 31, 2002 and 2001, the Company recorded $0 and $383,000, respectively, of goodwill amortization. Reduced stock-based compensation and legal expenses also contributed to the decline in sales, general and administrative expenses in the quarter ended March 31, 2002 as compared to the same period in 2001.

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

                                   Page-15

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

The Company is obligated to redeem any outstanding shares of preferred stock on July 31, 2002. If all of the 1,092 shares of preferred stock remain outstanding until July 31, 2002 the Company will be required to redeem such shares for approximately $1,172,808.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 7 of the Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. At March 31, 2002, the Company's commitments under these obligations were as follows (in thousands):

                                   Page-16

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

Revenue from licensing programs is recognized over the period the Company is required to provide services under the terms of the agreement. Revenues from research and development activities that are funded by customers are recognized as the services are performed, generally, as contractual milestones are met. In situations where the Company licenses its technology and also provides development assistance, the Company records the total proceeds to be received as revenue over the longer licensing period.

                                   Page-17

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

                                   Page-18

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2002, we sold to Infineon, Halifax Fund, L.P., managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital Corp., $8,000,000 in principal amount of 5 year, 5% fixed rate, convertible debentures that are convertible into shares of our common stock at an initial conversion price of $3.769. In addition, cumulatively, 700,435, 5-year common stock warrants were issued to these investors at an exercise price of $4.28 per share. Furthermore, Cardinal Securities, LLC and TN Capital Equities, Ltd., received 57,760 and 18,241 shares, respectively, of our common stock warrants, exercisable at $4.11 and $3.77 per share, respectively, in consideration for certain financial advisory services

                                   Page-19
provided to the Company. The Halifax and Bramwell debentures are secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest we granted to Infineon in certain of our accounts receivable and patents. The sale of the debentures and the warrants and the issuance of our common stock upon conversion of the debentures and exercise of the warrants were not and will not be registered under the Securities Act of 1933 pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

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

ITEMS 3-4 - NONE

ITEM 5 - OTHER

The following discloses information about certain transactions between the Company and its principal stockholders, the National Electrical Benefit Fund and Infineon Technologies AG.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989, between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's Common Stock, a reasonable monthly fee of not more than $5,000 for expenses the Fund incurs in connection with the monitoring of its investment in the Company. In addition, the Stock and Warrant Purchase Agreement also provided that the Company would reimburse the Fund for related out-of-pocket expenses. The Stock and Warrant Purchase Agreement with the Fund was entered into before the Company's securities were registered for public trading.

During the period from March 1989, through December 1999, the Company, with the Fund's consent, accrued but did not pay the fees and reimbursements due to the Fund pursuant to the Stock and Warrant Purchase Agreement, as a result of the Company's financial condition and the Company's request that the Fund provide additional back-up support for the Fund's claimed reimbursements. In 1999, after negotiations, the Company and the Fund agreed on the amount of reimbursements due to the Fund and the Company made payments to the Fund totaling $390,000 for previously accrued monthly fees for the period beginning March 1989 and ending December 1997. During 2001, the Company paid $470,954 to the Fund composed of previously accumulated monthly fees of $200,000 for the period beginning January 1998 and ending April 2001, out-of-pocket travel related invoices totaling $150,954 for the period beginning January 1990 and

                                   Page-20
ending April 2001, and board fees of $120,000 for the period beginning January 1994 and ending August 1999, during which the Fund had a nominee on the Company's Board of Directors. In accordance with the Fund's stated policy with respect to its portfolio investment, the Fund's nominee on the Company's Board of Directors directed that payment of his Board membership fees, paid equally to all non-employee Board members, be made to the Fund. The Fund's current ownership position is approximately 7.5% of the Company's outstanding shares and at March 31, 2002, the Company has an accrued liability of $55,000 for unpaid monthly fees due to the Fund pursuant to the Stock and Warrant Purchase Agreement.

The Company has no direct information about the Fund's actual expenses incurred in monitoring its investment in the Company, and the Stock and Warrant Purchase Agreement does not require the Fund to provide such information to the Company, although the Company is aware that the Fund employs advisors and consultants from time to time to investigate and evaluate the Company's technology and its progress in developing its technology. The Fund has represented to the Company that such expenses exceed the $5,000 per month limitation. The Company validates reimbursements of the Fund's out-of-pocket expenses (typically travel and related expenses incurred in visiting the Company's facilities) by obtaining back-up data and all such reimbursements have been made only to the extent the Company judged them to be reasonable in the circumstances.

As previously disclosed, the Company and Infineon Technologies AG entered into a Share Purchase Agreement dated December 14, 2000 pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction Infineon owned approximately 20% of the Company's outstanding common stock. Infineon may transfer or sell its interest in the Company's shares in two equal- installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001, providing the Company with $10 million in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares. All Infineon shares were sold by the Company during 2001.

The Company is currently dependent upon Infineon for supply of its Enhanced-DRAM products. In January 2000, the Company expanded its relationship with Infineon Technologies. Infineon acquired 20% ownership in EMS, the Company's formerly wholly owned subsidiary, which conducts the Company's Enhanced-DRAM business, in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. Infineon does not have any rights to the Company's EDRAM, ESDRAM or ESRAM technology, however, the agreement provides EMS with access to the results of Infineon's

                                   Page-21
integrated circuit research and development efforts. During 2001, the Company's purchases of Enhanced-DRAM product and engineering materials from Infineon totaled approximately $2.3 million. The Company believes that all product and engineering material purchases from Infineon were purchased on arm's-length terms and conditions, which were specifically negotiated from time to time, taking into consideration market prices for comparable materials.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         99.1* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

July 22, 2002                            /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-22