Form 10-Q/A
period 2001-09-30
RAMTRON INTERNATIONAL CORP
filed 2002-08-02
CIK 849502

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



                         EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on November 13, 2001, solely for the purpose of amending Exhibit 10.1* under Item 6 of Part II.

                                    Page-1

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 2, 2002                           /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-2