Form 10-Q
period 2002-06-30
RAMTRON INTERNATIONAL CORP
filed 2002-08-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 2002

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

Common Stock, $.01 Par Value -  22,083,343 as of August 12, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                          June 30,    Dec. 31,
                                                           2002        2001
                                                         ---------   ---------
         ASSETS
Current assets:
  Cash and cash equivalents                              $  7,361    $  3,259
  Accounts receivable, less allowances
   of $386 and $294, respectively                           7,552       5,224
  Inventories                                               7,718       7,475
  Other current assets                                        252         244
                                                         ---------   ---------
      Total current assets                                 22,883      16,202

Property, plant and equipment, net                          4,891       4,941
Intangible assets, net                                     14,253      14,676
Other assets                                                  749          --
                                                         ---------   ---------
      Total assets                                       $ 42,776    $ 35,819
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  4,865    $  3,900
  Accrued liabilities                                       1,149       1,038
  Deferred revenue                                          5,772       7,152
                                                         ---------   ---------
      Total current liabilities                            11,786      12,090
Deferred revenue                                            4,306       3,612
Long-term promissory note, net of
  unamortized discount of $2,539                            5,461          --
                                                         ---------   ---------
      Total liabilities                                    21,553      15,702
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 1,160 and 1,092 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                  1,160       1,078
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized: 22,083,343 and 22,081,443 shares
    issued and outstanding, respectively                      221         221
   Additional paid-in capital                             234,417     231,479
   Accumulated deficit                                   (214,575)   (212,661)
                                                         ---------   ---------
      Total stockholders' equity                           20,063      19,039
                                                         ---------   ---------
                                                         $ 42,776    $ 35,819
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2002      2001      2002      2001
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 9,972   $ 2,479   $20,336   $ 5,649
   License and development fees           1,408        --     2,817        --
   Royalties                                 50       174       119       233
   Customer-sponsored research
     and development                      1,215       698     1,997       924
                                        --------  --------  --------  --------
                                         12,645     3,351    25,269     6,806
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  6,550     1,866    14,399     4,126
   Research and development               2,803     3,416     5,404     7,400
   Customer-sponsored research
     and development                        611       697     1,073       924
   Sales, general and administrative      3,100     3,394     5,895     7,006
                                        --------  --------  --------  --------
                                         13,064     9,373    26,771    19,456
                                        --------  --------  --------  --------
Operating loss                             (419)   (6,022)   (1,502)  (12,650)
Interest expense, related party             (88)     (279)      (90)     (556)
Interest expense, other                    (181)       (3)     (187)       (4)
Other income and (expense), net             (32)      105       (53)      220
Minority interest in net loss
  of subsidiary                              --        --        --       267
                                        --------  -------- ---------  --------
Net loss                                  $(720)  $(6,199)  $(1,832) $(12,723)
                                        ========  ======== ========= =========
Net loss per common share:
  Net loss                                $(720)  $(6,199)  $(1,832) $(12,723)
  Dividends on redeemable
    preferred stock                         (35)      (26)      (70)      (52)
  Accretion of redeemable
    preferred stock                          (6)       (6)      (12)      (12)
                                        --------  --------  -------- ---------
Net loss applicable to common shares      $(761)  $(6,231)  $(1,914) $(12,787)
                                        ========  ======== ========= =========
Net loss per share -
  basic and diluted                      $(0.03)   $(0.28)   $(0.09)   $(0.63)
                                        ========  ========  ========  ========
Weighted average shares outstanding -
  basic and diluted                      22,082    21,972    22,082    20,261
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2002       2001
                                                          ---------  ---------
Cash flows from operating activities:
   Net loss                                                $(1,832)  $(12,723)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             952      1,687
     Amortization of debt discount and debt
       issuance costs                                          164        274
     Stock-based compensation                                   --        202
     Minority interest in subsidiary                            --       (267)
     Loss on abandonment of intangible assets                   88         --
     Stock options issued for services                          71         --

Changes in assets and liabilities:
     Accounts receivable                                    (2,328)     1,058
     Inventories                                              (243)    (2,892)
     Accounts payable and accrued liabilities                1,076     (1,177)
     Deferred revenue                                         (686)      (746)
     Other                                                      (8)        73
                                                          ---------  ---------
Net cash used in operating activities                       (2,746)   (14,511)
                                                          ---------  ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (481)      (342)
   Intangible assets                                           (86)      (240)
                                                          ---------  ---------
Net cash used in investing activities                         (567)      (582)
                                                          ---------  ---------

Cash flows from financing activities:
   Proceeds from debenture issuance                          8,000         --
   Issuance of common stock                                      4     10,294
   Debenture issuance costs                                   (589)        --
                                                          ---------  ---------
Net cash provided by financing activities                    7,415     10,294
                                                          ---------  ---------

Net increase (decrease) in cash and cash equivalents         4,102     (4,799)

Cash and cash equivalents, beginning of period               3,259      7,256
                                                          ---------  ---------
Cash and cash equivalents, end of period                   $ 7,361   $  2,457
                                                          =========  =========
Supplemental cash flow information:
   Cash paid for interest                                  $     9   $    285
                                                          =========  =========
   Warrants issued for debt issuance costs                 $   190   $     --
                                                          =========  =========

See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 2002 and 2001 and for the three and six months then ended have been prepared from the books and records of Ramtron International Corporation, the ("Company"), without audit. The statements reflect all normal recurring adjustments which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). See Note 8 for further information regarding the adoption of SFAS No. 142.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived

                                   Page-5
assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company's financial position or results of operations from the adoption of SFAS No. 144.

NOTE 3.  INVENTORIES

Inventories consist of:
                                            June 30,     Dec. 31,
                                              2002          2001
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $3,897        $4,501
                    Work in process           3,821         2,974
                                             ------        ------
                    Total                    $7,718        $7,475
                                             ======        ======

NOTE 4.   EARNINGS PER SHARE

The Company calculates its loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings (loss) available to common stockholders by weighted average shares outstanding. Diluted earnings (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted earnings per share.

The following table sets forth the calculation of loss per common share for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2002      2001      2002      2001
                                       --------  --------  --------  --------
Net loss applicable to common shares   $  (761)  $(6,231)  $(1,914)  $(12,787)
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning
     of period                          22,081    17,477    22,081     17,477
   Weighted average common
     shares issued during period             1     4,495         1      2,784
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - basic and diluted     22,082    21,972    22,082     20,261
                                       ========  ========  ========  ========
Loss per share - basic and diluted      $(0.03)   $(0.28)   $(0.09)   $(0.63)
                                       ========  ========  ========  ========

                                   Page-6

As of June 30, 2002, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are as follows:
                                    Three and            Three and
                                    Six Months           Six Months
                                      Ended                 Ended
                                  June 30, 2002         June 30, 2001
                                  -------------        --------------
                                             (in thousands)

Warrants                               2,614                3,521
Options                                3,706                2,955
Convertible preferred stock              232                  201
Convertible notes                         --                1,400
Convertible debentures                 2,123                   --

NOTE 5.   CONTINGENCIES

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference proceeding, the Company is the "senior" party, which means that it is in possession of the issued United States Patent and retains all rights associated with such patent, pending the ultimate outcome of the patent interference proceeding. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

                                   Page-7

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. The Patent Office response is still pending. If the Company's Request for Reconsideration is denied, the Company intends to appeal the decision of the Patent Office.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised and National Semiconductor or another third party are successful in obtaining a patent covering our ferroelectric technology, the Company would be precluded from producing, using or selling FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in the interference proceeding and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

                                   Page-8

NOTE 6.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20% of its outstanding shares, and 20% of the outstanding shares of the Company's EMS subsidiary. On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

In addition, 700,435, 5-year common stock warrants were issued to the investors with an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1.8 million. The following assumptions were used to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and will be amortized over the remaining life of the debentures as a charge to interest. The unamortized discount pertaining to the outstanding debentures and warrants as of June 30, 2002 is approximately $1,684,000.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of June 30, 2002 is approximately $855,000.

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

                                   Page-9

The accounting policies for determining segment net income or loss are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table presents segment information for the three months ended June 30, 2002 and 2001.

                                         2002                                2001
                             ----------------------------        -----------------------------
                               FRAM       EMS    Mushkin           FRAM       EMS     Mushkin
                             --------  --------  --------        --------  --------  ---------
                                                      (in thousands)
Revenue:
  Product sales               $ 5,969   $  213   $3,790           $   782   $   180    $1,517
  License and
    development fees            1,408       --       --                --        --        --
  Royalties                        50       --       --               174        --        --
  Customer-sponsored
    research and development      307      908       --                --       698        --
                             --------  --------  --------         --------  --------  --------
                                7,734    1,121    3,790               956       878     1,517

Costs and expenses              5,980    3,229    3,855             3,780     3,536     2,057
                             --------  --------  --------         --------  --------  --------
Operating income (loss)         1,754   (2,108)     (65)           (2,824)   (2,658)     (540)
Other                             (36)     (23)      --                --        --        --
                             --------  --------  --------         --------  --------  --------
Segment income (loss)        $  1,718  $(2,131)  $  (65)          $(2,824)  $(2,658)   $ (540)
                             ========  ========  ========         ========  ========  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(242,000) and $(177,000) in 2002 and 2001, respectively, not allocated to business segments.

                                   Page-10

The following table presents segment information for the six months ended June 30, 2002 and 2001.

                                         2002                                2001
                             ----------------------------        -----------------------------
                               FRAM       EMS    Mushkin           FRAM       EMS     Mushkin
                             --------  --------  --------        --------  --------  ---------
                                                      (in thousands)
Revenue:
  Product sales              $10,579    $  572    $9,185          $ 1,530   $   527    $3,592
  License and
    development fees           2,817        --        --               --        --        --
  Royalties                      119        --        --              233        --        --
  Customer-sponsored
    research and development     343     1,654        --               --       924        --
                             --------  --------  --------         --------  --------  --------
                              13,858     2,226     9,185            1,763     1,451     3,592

Costs and expenses            11,643     5,968     9,160            7,713     7,374     4,369
                             --------  --------  --------         --------  --------  --------
Operating income (loss)        2,215    (3,742)       25           (5,950)   (5,923)     (777)
Other                            (65)      (23)       --               --       267        --
                             --------  --------  --------         --------  --------  --------
Segment income (loss)        $ 2,150   $(3,765)   $   25          $(5,950)  $(5,656)   $ (777)
                             ========  ========  ========         ========  ========  ========

Total assets                 $27,239   $ 6,221    $9,316           $28,334  $ 7,368    $9,015
                             ========  ========  ========         ========  ========  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(242,000) and $(340,000) in 2002 and 2001, respectively, not allocated to business segments.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142

                                   Page-11
requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption of SFAS No. 142. However, the amounts used in the transitional goodwill impairment testing shall be measured as of January 1, 2002. The Company completed its analysis of the fair value of its goodwill and determined there is no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

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

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                              (in thousands, except
                                                per share amounts)

     Reported net loss applicable to common
        shares                                 $  (761)  $(6,231)
     Add: Goodwill amortization                     --       384
                                               --------  --------
     Adjusted net loss applicable to
       common shares                           $  (761)  $(5,847)
                                               ========  ========

     Reported loss per common
       share - basic and diluted               $ (0.03)  $ (0.28)
     Add: Goodwill amortization                     --       .02
                                               --------  --------
     Adjusted loss per common
       share - basic and diluted               $ (0.03)  $ (0.26)
                                               ========  ========

                                   Page-12

                                                Six Months Ended
                                                    June 30,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                              (in thousands, except
                                                per share amounts)

     Reported net loss applicable to common
        shares                                 $(1,914)  $(12,787)
     Add: Goodwill amortization                     --        767
                                               --------  --------
     Adjusted net loss applicable to
        common shares                          $(1,914)  $(12,020)
                                               ========  =========

     Reported loss per common
       share - basic and diluted               $ (0.09)  $  (0.63)
     Add: Goodwill amortization                     --        .04
                                               --------  ---------
     Adjusted loss per common
       share - basic and diluted               $ (0.09)  $  (0.59)
                                               ========  =========

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by business segment are as follows:

                                       Goodwill
                           Balance     Acquired              Balance
                            as of       During                as of
                          January 1,     the                 June 30,
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
                          =========    ========    =====    =========

                                   Page-13

Included in other intangible assets on the Company's Consolidated Balance Sheets are the following:

                                     June 30,    June 30,    December 31,
                                       2002        2001          2001
                                     --------    --------    ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                       $ 7,743     $ 7,470      $ 7,788
       Product license fees            2,150       2,150        2,150
       Process technology              1,983       1,983        1,983
       Accumulated amortization       (5,486)     (4,669)      (5,108)
                                     --------    --------     --------
         Total                       $ 6,390     $ 6,934      $ 6,813
                                     ========    ========     ========

Amortization expense for intangible assets for the three and six months ended June 30, 2002, was approximately $228,000 and $421,000, respectively. Estimated amortization expense for intangible assets, including anticipated additions to intangible assets, is $800,000 in 2002, $825,000 in 2003, $850,000 in 2004, $900,000 in 2005, $950,000 in 2006 and $2.5 million thereafter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption that constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new ESRAM and FRAM products; (ii) broader customer acceptance of its EDRAM, ESDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customers' manufacturing programs; (x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the outcome of the Company's patent interference litigation proceedings; (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and
(xiv) global economic and political conditions related to on-going military actions against terrorism.

                                   Page-14

Additionally, recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC, Nasdaq and the NYSE, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the dollar amount of the additional costs we may incur or the timing of such cost.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and Enhanced-DRAM products. Revenue has been derived from the sale of the Company's FRAM and Enhanced-DRAM products beginning in 1992. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of and delivery under license and development agreements, and the achievement of related performance milestones.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001.

REVENUES. Total revenues for the quarter ended June 30, 2002 increased $9.3 million, or 277%, from the quarter ended June 30, 2001.

Revenue from product sales increased $7.5 million, or 302%, for the quarter ended June 30, 2002, as compared to the same period in 2001. FRAM product revenues for the quarter ended June 30, 2002 increased $5.2 million to $6.0 million, from the quarter ended June 30, 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program moved to full production. The Company shipped approximately 2.3 million units into the Ampy/ENEL program during the quarter. Between 2.5 and 3.0 million units are expected to ship into this program during the quarter ended September 30, 2002.

Product revenues at the Company's Mushkin subsidiary increased $2.3 million during the second quarter, or 150%, compared to the same period in 2001. This increase is primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff.

                                   Page-15

Product revenues at the Company's Enhanced Memory Systems subsidiary were $213,000 and $180,000 for the six months ended June 30, 2002 and 2001, respectively. Low product sales volume is the result of the Company's 4-megabit product line nearing end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories of these products during 2002.

The Company recognized $1.4 million in license and development fee revenue during the quarter ended June 30, 2002. Such revenue is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc. No license and development fees were recorded for the quarter ended
June 30, 2001.

The Company recognized royalty revenue of $50,000 in the quarter ended
June 30, 2002. In the same period of 2001, royalty revenues of $174,000 were recognized. Royalty income in 2002 and 2001 is attributable to a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenues are primarily attributable to EMS' product development programs with Cypress Semiconductor Corp. and Hewlett Packard Co. The Company recognized customer-sponsored research and development revenues of $1.2 million and $698,000 during the quarters ended June 30, 2002 and 2001, respectively. For the quarter ended June 30, 2002 profit margins related to customer funded research and development revenues totaled $604,000 as compared to $1,000 during the same period in 2001. This improvement is primarily attributable to a reduction in the estimated costs to complete our product development contract with Hewlett Packard and is not representative of expected profit margins on customer funded research and development revenues to be recognized in future periods.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the second quarter of 2002 decreased from 75% to approximately 66% as compared with the same period in 2001. Cost of sales associated with the Company's FRAM products decreased during the quarter from 86% in 2001 to approximately 53% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at its subcontract manufacturers. EMS cost of product sales for the quarter ended June 30, 2002 and 2001 was 44% and 49%, respectively. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 88% and 73% for the quarters ended June 30, 2002 and 2001, respectively. This increase is attributable to sustained price decreases in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended June 30, 2002 decreased $700,000 to $3.4 million, a decrease of 17% as compared with the same period in 2001. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary and an increased allocation of engineering resources to manufacturing activities.

                                   Page-16

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended June 30, 2002 decreased $294,000 to $3.1 million, a decrease of 9% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the quarters ended June 30, 2002 and 2001, the Company recorded $0 and $384,000, respectively, of goodwill amortization.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $191,000 for the quarter ended June 30, 2002, as compared to the same period in 2001, primarily due to decreases in interest expense related to the promissory note with the National Electrical Benefit Fund, which was repaid in November 2001. This decrease is partially offset by interest expense related to convertible debentures issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $178,000 to $181,000 for the three months ended June 30, 2002, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell on April 1, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

REVENUES. Total revenues for the six-month period ended June 30, 2002 increased $18.5 million, or 271% from the same period in 2001.

Revenue from product sales increased $14.7 million or 260% for the six months ended June 30, 2002, as compared to the same period in 2001. FRAM product revenues for the six months ended June 30, 2002 increased $9.0 million to $10.6 million, from the six months ended June 30, 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program moved to full production. During the six month period ended June 30, 2002 approximately 76% of FRAM product revenues were attributable to the Ampy/ENEL program.

Product revenues at our Mushkin business unit for the six months ended
June 30, 2002 were $9.2 million, an increase of $5.6 million, or 156% as compared to the same period in 2001. Increases in Mushkin product revenues are primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff.

Enhanced Memory Systems product revenues for the six months ended June 30, 2002 remained relatively flat at $572,000, as compared to $526,000 in the same period in 2001. Low product sales volume is the result of the Company's 4-megabit product line nearing end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories of these products during 2002.

License and development fees for the six months ended June 30, 2002 were $2.8 million, as compared to zero for the same period in 2001. This increase is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc. that began in July 2001.

                                   Page-17

The Company recognized royalty revenue of $119,000 in the six months ended June 30, 2002. In the same period of 2001, $233,000 of royalty revenues were recognized. Such royalty income was primarily attributable to a FRAM licensing agreement with an existing licensee.

Customer-sponsored research and development revenue for the six months ended June 30, 2002, increased by $1.1 million to $2.0 million, an increase of 116% as compared to the same period in 2001. This increase resulted primarily from EMS' product development programs with Cypress Semiconductor Corp. and Hewlett Packard Co. For the six month period ended June 30, 2002 profit margins related to customer funded research and development revenues totaled $924,000 as compared to zero during the same period in 2001. This improvement is primarily attributable to a reduction in the estimated costs to complete our product development contract with Hewlett Packard and is not representative of expected profit margins on customer funded research and development revenues to be recognized in future periods.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the six months ended June 30, 2002 decreased from 73% to approximately 71% as compared with the same period in 2001. Cost of sales associated with the Company's FRAM products decreased from 78% in the six months ended June 30, 2001, to approximately 57% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at its subcontract manufacturers. Enhanced Memory Systems cost of product sales for the six months ended June 30, 2002 and 2001 were 45% and 52%, respectively. Cost of sales as a percentage of product revenues at our Mushkin subsidiary increased to 88% for the six months ended June 30, 2002 as compared to 74% for the same period in 2001. This increase is the result of sustained price decreases in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the six months ended June 30, 2002 decreased $1.8 million to $6.5 million, a decrease of 22% as compared with the same period in 2001. This decrease is primarily due to decreased contract design support services, photomask and wafer costs for the development of new Enhanced-DRAM products, and an increased allocation of engineering resources to manufacturing activities.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the six months ended June 30, 2002 decreased $1.1 million to $5.9 million, a decrease of 16% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the six months ended June 30, 2002 and 2001, the Company recorded $0 and $767,000, respectively, of goodwill amortization.

                                   Page-18

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $466,000 to $90,000 for the six months ended June 30, 2002, due to decreases in interest expense related to the promissory note with the National Electrical Benefit Fund, which was repaid in November 2001. This decrease is partially offset by interest expense related to convertible debentures issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $183,000 to $187,000 for the six months ended June 30, 2002, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell on April 1, 2002.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $267,000 to zero in the six months ended June 30, 2002 as compared with the same period in 2001. The minority interest reflects Infineon Technologies AG's share of EMS's loss for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the six months ended June 30, 2002 was $2.7 million, a decrease of $11.8 million as compared to the same period in 2001. Cash used to fund operating losses, after non-cash charges, decreased $10.3 million for the six-month period ending June 30, 2002 as compared to the same period in 2001. The decrease was due primarily to improved operating results which reduced the net loss between periods by $10.9 million.

Accounts receivable increases of approximately $2.3 million since the end of 2001 are primarily attributable to increases in outstanding trade receivables resulting from increased product sales during the six month period ended
June 30, 2002.

Inventories remained relatively flat during the six-month period ended
June 30, 2002, at approximately $7.7 million, as compared to $7.5 million at the end of 2001. The Company continues to manage inventory purchases, building inventories only to firm order backlog and high-confidence order forecasts.

Accounts payable and accrued liabilities increased approximately $1.1 million during the six months ended June 30, 2002, from $4.9 million at the end of 2001 to $6.0 million at June 30, 2002. The increase is primarily related to development expenses for the Company's new ESRAM products.

Cash used in investing activities was $567,000 for the six months ended
June 30, 2002, compared to $582,000 for the same period in 2001. Capital expenditures were $481,000 in the six months ended June 30, 2002 compared to $342,000 in the six-month period ended June 30, 2001. Equipment and plant expenditures are expected to be minimal during the remainder of 2002.
An amount of $86,000 was expended for intellectual property in the six months ended June 30, 2002, a decrease of approximately $154,000 from the same period in 2001.

                                   Page-19

During the six months ended June 30, 2002, net cash provided by financing activities was $7.4 million, which primarily consisted of the issuance of $8 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund and Bramwell Capital Corporation, offset by cash issuance costs of $589,000. In the first six months of 2001, net cash provided by financing activities was $10.3 million, which was raised from the issuance of common stock, primarily from the closing of the Infineon stock purchase agreement.

On July 31, 2002, the Company redeemed 1,160 outstanding shares of preferred stock for $1,171,000.

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

During the remainder of 2002, the Company will continue to receive cash from product sales, our FRAM process development program with Texas Instruments, through the exercise of its option for an additional six months of technology support, a FRAM license milestone payment from an existing licensee and ongoing Enhanced-DRAM customer-sponsored research and development programs. An increase in product sales activity is anticipated during the remainder of 2002.

The Company had $7.4 million in cash and cash equivalents at June 30, 2002. The Company believes it has sufficient resources to fund its operations at least through December 31, 2002. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing in 2003. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

                                   Page-20

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 7 of the Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. At June 30, 2002, the Company's commitments under these obligations were as follows (in thousands):

          Redeemable
          Preferred   Operating        NEBF         Convertible
            Stock      Leases     Consulting Fee(1)  Debentures   Total
          ---------   ---------   ---------------   -----------  -------

2002       $1,160       $584            $ 80         $   --      $ 1,824
2003           --        982              80             --        1,062
2004           --        739              80             --          819
2005           --         16              80             --           96
2006           --         15              80             --           95
2007           --         --              80          8,000        8,080
           ------     ------           -----         ------      -------
  Total    $1,160     $2,336            $480         $8,000      $11,976
           ======     ======           =====         ======      =======
-----------
(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

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

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors that are given rights of return and price protection by the Company until the distributors have resold the products. The Company records the cash received on these sales prior to the distributor reselling the product as deferred revenue.

                                   Page-21

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

The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.
Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. Effective January 1, 2002, the Company must adopt SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluate goodwill and long-lived asset impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill was evaluated based upon its current fair values as if the purchase price allocation occurred on January 1, 2002. The Company completed its analysis of the fair value of its goodwill and determined there is no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur.

                                   Page-22

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at June 30, 2002 would have less than an $100,000 effect on the Company's earnings or cash flows.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the second quarter of 2002 in any previously reported litigation, see Note 5 of Part I for a current description of on-going litigation.

ITEMS 2-3- NONE

                                   Page-23

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2002, the Company held its 2002 Annual Meeting of Common Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.
At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company:

      Name                          Votes For          Votes Against
      -----------------------      -----------         -------------
      L. David Sikes                17,527,247            145,536
      William W. Staunton, III      17,581,035             91,748
      Greg B. Jones                 17,581,050             91,733
      William G. Howard             17,612,035             60,748
      Eric A. Balzer                17,611,865             60,918
      Albert J. Hugo-Martinez       17,611,571             61,212
      Harald Eggers                 17,490,572            182,211
      Klaus Fleischmann             17,612,613             60,170

ITEM 5 - OTHER INFORMATION

The Company furnished to the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - NONE

(b)  Reports on Form 8-K

     On April 4, 2002, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 26, 2002, the Registrant filed a report on Form 8-K. The item reported was Item 4 - "Changes in Registrant's Certifying Accountant."

     On July 31, 2002, the Registrant filed a report on Form 8-K. The item reported was Item 5 - "Other Events."

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 14, 2002                          /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-24