Form 10-Q
period 2002-09-30
RAMTRON INTERNATIONAL CORP
filed 2002-11-13
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 2002

                                     OR

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

Common Stock, $.01 Par Value -  22,096,758 as of November 11, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                          Sep. 30,    Dec. 31,
                                                           2002        2001
                                                         ---------   ---------
         ASSETS
Current assets:
  Cash and cash equivalents                              $  6,767    $  3,259
  Accounts receivable, less allowances
   of $345 and $294, respectively                           6,088       5,224
  Inventories                                               7,435       7,475
  Other current assets                                         94         244
                                                         ---------   ---------
      Total current assets                                 20,384      16,202

Property, plant and equipment, net                          4,846       4,941
Intangible assets, net                                     14,125      14,676
Other assets                                                  842          --
                                                         ---------   ---------
      Total assets                                       $ 40,197    $ 35,819
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  5,245    $  3,900
  Accrued liabilities                                       1,214       1,038
  Deferred revenue                                          3,988       7,152
                                                         ---------   ---------
      Total current liabilities                            10,447      12,090
Deferred revenue                                            3,964       3,612
Long-term promissory note, net of
  unamortized discount of $2,413                            5,587          --
                                                         ---------   ---------
      Total liabilities                                    19,998      15,702
Redeemable preferred stock, $.01 par value,
  10,000,000 shares authorized: 0 and 1,092 shares
  issued and outstanding, respectively, entitled to
  $1,000 per share plus accrued and unpaid
  dividends in liquidation                                     --       1,078
                                                         ---------   ---------
Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized: 22,083,343 and 22,081,443 shares
    issued and outstanding, respectively                      221         221
   Additional paid-in capital                             234,413     231,479
   Accumulated deficit                                   (214,435)   (212,661)
                                                         ---------   ---------
      Total stockholders' equity                           20,199      19,039
                                                         ---------   ---------
                                                         $ 40,197    $ 35,819
                                                         =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                  Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                    2002      2001      2002      2001
                                                  --------  --------  --------  --------
Revenue:
   Product sales                                  $10,967    $5,037   $31,303   $10,685
   License and development fees                     1,996     1,333     4,812     1,333
   Royalties                                          238        24       357       257
   Customer-sponsored research and development        624     1,141     2,621     2,065
                                                  -------- --------- --------- ---------
                                                   13,825     7,535    39,093    14,340
                                                  -------- --------- --------- ---------
Costs and expenses:
   Cost of product sales                            7,547     4,013    21,946     8,137
   Research and development                         2,667     3,492     8,071    10,893
   Customer-sponsored research and development        496       902     1,569     1,826
   Sales, general and administrative                2,731     2,739     8,625     9,745
                                                  -------- --------- --------- ---------
                                                   13,441    11,146    40,211    30,601
                                                  -------- --------- --------- ---------
Operating income (loss)                               384    (3,611)   (1,118)  (16,261)

Interest expense, related party                      (109)     (280)     (199)     (836)
Interest expense, other                              (182)      (24)     (369)      (28)
Other income, net                                      60        47         8       267
Minority interest in net loss of subsidiary            --        --        --       267
Loss on disposition and impairment
  of marketable equity securities                      --   (11,945)       --   (11,945)
                                                 --------- --------- --------- ---------
Net income (loss)                                $    153  $(15,813) $ (1,678) $(28,536)
                                                 ========= ========= ========= =========
Income (loss) per common share:
  Net income (loss)                              $    153  $(15,813) $ (1,678) $(28,536)
  Dividends on redeemable preferred stock             (12)      (53)      (82)     (106)
  Accretion of redeemable preferred stock              (2)       (6)      (14)      (17)
                                                  -------- --------- --------- ---------

Net income (loss) applicable
  to common shares                                $   139  $(15,872) $ (1,774) $(28,659)
                                                  ======== ========= ========= =========
Net income (loss) per share - basic                $0.01    $(0.72)   $(0.08)    $(1.37)
                                                  ========  ========  ========  ========
Net income (loss) per share - diluted              $0.01    $(0.72)   $(0.08)    $(1.37)
                                                  ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                            22,083    22,078    22,082    20,873
                                                  ========  ========  ========  ========
  Diluted                                          22,658    22,078    22,082    20,873
                                                  ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2002       2001
                                                          ---------   --------
Cash flows from operating activities:
   Net loss                                                $(1,678)  $(28,536)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                           1,476      2,560
     Amortization of debt discount                             260        412
     Stock-based compensation                                   --        202
     Minority interest in subsidiary                            --       (267)
     Loss on abandonment of intangible assets                  140         --
     Stock options and warrants issued for services             71         --
     Loss on disposition and impairment of
        marketable equity securities                            --     11,945

Changes in assets and liabilities:
     Accounts receivable                                      (864)    (1,898)
     Inventories                                                40     (1,805)
     Accounts payable and accrued liabilities                1,521     (2,315)
     Deferred revenue                                       (2,812)     6,749
     Other                                                     240         15
                                                          ---------  ---------
Net cash used in operating activities                       (1,606)   (12,938)
                                                          ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (698)      (407)
   Intellectual property                                      (272)      (462)
   Proceeds on sale of investment                               --      4,710
                                                          ---------  ---------
Net cash provided by (used in) investing activities           (970)     3,841
                                                          ---------  ---------
Cash flows from financing activities:
   Proceeds from debenture                                   8,000         --
   Redemption of convertible preferred stock                (1,174)        --
   Convertible debenture issuance costs                       (746)        --
   Issuance of common stock                                      4     10,382
                                                          ---------  ---------
Net cash provided by financing activities                    6,084     10,382
                                                          ---------  ---------
Net increase in cash and cash equivalents                    3,508      1,285
Cash and cash equivalents, beginning of period               3,259      7,256
                                                          ---------  ---------
Cash and cash equivalents, end of period                   $ 6,767    $ 8,541
                                                          =========  =========
Supplemental cash flow information:
   Cash paid for interest                                  $   112    $   453
                                                          =========  =========
   Warrants issued for debt issuance costs                 $   190    $    --
                                                          =========  =========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 2002 and 2001 and for the three and nine months then ended have been prepared from the books and records of Ramtron International Corporation, the ("Company"), without audit. The statements reflect all normal recurring adjustments which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2.   NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). See Note 8 for further information regarding the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143).
SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS No. 146 on January 1, 2003.

NOTE 3.  INVENTORIES

Inventories consist of:
                                             Sep. 30,     Dec. 31,
                                              2002          2001
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $3,710        $4,501
                    Work in process           3,725         2,974
                                             ------        ------
                    Total                    $7,435        $7,475
                                             ======        ======

NOTE 4.   EARNINGS PER SHARE

The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic income per share is computed by dividing reported income (loss) available to common stockholders by weighted average shares outstanding. Diluted income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company recorded a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted income per share.

                                   Page-6

The following table sets forth the calculation of income (loss) per common share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         2002      2001      2002      2001
                                       --------  --------  --------  --------
Net income (loss) applicable to
   common shares                       $   139  $(15,872) $(1,774)  $(28,659)
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning
     of period                          22,083    22,040    22,081    17,477
   Weighted average common
     shares issued during period            --        38         1     3,396
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                 22,083    22,078    22,082    20,873

  Effect of other dilutive securities:
    Options                                421        --        --        --
    Warrants                               154        --        --        --
                                       --------  --------  --------  --------
Weighted average shares outstanding at
  end of period - diluted               22,658    22,078    22,082    20,873
                                       ========  ========  ========  ========

As of September 30, 2002, the Company had several equity instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. These potential stock issuances are excluded from earnings per share calculations because their effect was anti-dilutive:
                                                                   Three and
                                Three Months      Nine Months     Nine Months
                                   Ended             Ended            Ended
                                Sep. 30, 2002    Sep. 30, 2002   Sep. 30, 2001
                                -------------    -------------   -------------
                                                (in thousands)

Warrants                             1,489            2,394           3,521
Options                              2,024            3,729           2,839
Convertible preferred stock             --               --             212
Convertible notes                       --               --           1,400
Convertible debentures               2,123            2,123              --

                                   Page-7

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

                                   Page-8

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised and National Semiconductor or another third party are successful in obtaining a patent covering the Company's ferroelectric technology, the Company would be precluded from producing, using or selling FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in the interference proceeding and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

NOTE 6.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures, Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20% of its outstanding shares, and 20% of the outstanding shares of the Company's subsidiary, Enhanced Memory Systems, Inc. ("EMS"). On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

In addition, 700,435 5-year common stock warrants were issued to the investors with an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000. The following assumptions were used to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures and warrants as of September 30, 2002 is approximately $1,603,000.

                                   Page-9

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of September 30, 2002 is approximately $810,000.

NOTE 7.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

The Company's operations are conducted through three business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. EMS licenses, manufactures and distributes high-speed DRAM products. The Company's wholly owned subsidiary, Mushkin Inc. ("Mushkin"), distributes high-speed DRAM products in the aftermarket through both direct and e-commerce sales channels.

The accounting policies for determining segment net income or loss are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table presents segment information for the three months ended September 30, 2002 and 2001.

                                         2002                                2001
                             ----------------------------        -----------------------------
                               FRAM       EMS    Mushkin           FRAM       EMS     Mushkin
                             --------  --------  --------        --------  --------  ---------
                                                      (in thousands)
Revenue:
  Product sales              $ 6,668    $  248   $ 4,051          $ 1,277    $  231    $ 3,529
  License and
    development fees           1,996        --        --            1,333        --         --
  Royalties                      238        --        --               24        --         --
  Customer-sponsored
    research and development     235       389        --               --     1,141         --
                             --------  --------  --------        --------  --------  --------
                               9,137       637     4,051            2,634     1,372     3,529

Costs and expenses             6,763     2,671     4,007            4,315     3,172     3,659
                             --------  --------  --------        --------  --------  --------
Operating income (loss)        2,374    (2,034)       44           (1,681)   (1,800)     (130)
Other                            (51)       (4)       --               --        --        --
                             --------  --------  --------        --------  --------  --------
Segment income (loss)        $ 2,323   $(2,038)   $   44          $(1,681)  $(1,800)   $ (130)
                             ========  ========  ========        ========  ========  ========

                                   Page-10

Segment income (loss) excludes interest income, interest expense and miscellaneous charges (including the loss on disposition and impairment of marketable equity securities of $11,945,000 in 2001) on a total basis of $(176,000) and $(12,202,000) in 2002 and 2001, respectively, not allocated to business segments.

The following table presents segment information for the nine months ended September 30, 2002 and 2001.

                                         2002                                2001
                             ----------------------------        -----------------------------
                               FRAM       EMS    Mushkin           FRAM       EMS     Mushkin
                             --------  --------  --------        --------  --------  ---------
                                                      (in thousands)
Revenue:
  Product sales              $17,246   $   820   $13,237          $ 2,807   $   757   $ 7,121
  License and
    development fees           4,812        --        --            1,333        --        --
  Royalties                      357        --        --              257        --        --
  Customer-sponsored
    research and development     578     2,043        --               --     2,065        --
                             --------  --------  --------         --------  --------  --------
                              22,993     2,863    13,237            4,397     2,822     7,121

Costs and expenses            18,406     8,638    13,167           12,028    10,545     8,028
                             --------  --------  --------         --------  --------  --------
Operating income (loss)        4,587    (5,775)       70           (7,631)   (7,723)     (907)
Other                           (116)      (27)       --               --       267        --
                             --------  --------  --------         --------  --------  --------
Segment income (loss)        $ 4,471   $(5,802)   $   70          $(7,631)  $(7,456)  $  (907)
                             ========  ========  ========         ========  ========  ========

Total assets                 $24,363   $ 6,001   $ 9,833          $28,647   $ 6,625   $ 9,487
                             ========  ========  ========         ========  ========  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges (including the loss on disposition and impairment of marketable equity securities of $11,945,000 in 2001) on a total basis of $(417,000) and $(12,542,000) in 2002 and 2001, respectively, not allocated to business segments.

                                   Page-11

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption. However, the amounts used in the transitional goodwill impairment testing are measured as of January 1, 2002. The Company completed its analysis of the fair value of its goodwill and determined there is no indicated impairment of its goodwill. There can be no assurance that future goodwill impairments will not occur. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

On January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortization of its goodwill which occurred on or before June 30, 2001. The following information is presented as if SFAS No. 142 was adopted as of January 1, 2001. The reconciliation of previously reported earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                              (in thousands, except
                                                per share amounts)

     Reported net income (loss) applicable
        to common shares                       $   139   $(15,872)
     Add: Goodwill amortization                     --        383
                                               --------  --------
     Adjusted net income (loss) applicable
       to common shares                        $   139   $(15,489)
                                               ========  ========

     Reported income (loss) per common
       share - basic and diluted               $  0.01   $  (0.72)
     Add: Goodwill amortization                     --       0.02
                                               --------  --------
     Adjusted income (loss) per common
       share - basic and diluted               $  0.01   $  (0.70)
                                               ========  ========

                                   Page-12

                                               Nine Months Ended
                                                 September 30,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                              (in thousands, except
                                                per share amounts)

     Reported net loss applicable to common
        shares                                 $(1,774)  $(28,659)
     Add: Goodwill amortization                     --      1,150
                                               --------  --------
     Adjusted net loss applicable to
        common shares                          $(1,744)  $(27,509)
                                               ========  =========

     Reported loss per common
       share - basic and diluted               $ (0.08)  $  (1.37)
     Add: Goodwill amortization                     --       0.05
                                               --------  ---------
     Adjusted loss per common
       share - basic and diluted               $ (0.08)  $  (1.32)
                                               ========  =========

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by business segment are as follows:

                                       Goodwill
                           Balance     Acquired              Balance
                            as of       During                as of
                          January 1,     the                 Sep. 30,
                            2002         Year      Other      2002
                          ---------    --------    -----    ---------
                                        (in thousands)

     FRAM                   $  585       $ --      $ --      $  585
     EMS                        --         --        --          --
     Mushkin                 7,278         --        --       7,278
                           --------     -------   ------    --------
     Total                  $7,863       $ --      $ --      $7,863
                           ========     =======   ======    ========

                                   Page-13

Included in other intangible assets on the Company's Consolidated Balance Sheets are the following:

                                     September 30,       December 31,
                                         2002                2001
                                     -------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                         $ 7,862             $ 7,788
       Product license fees              2,150               2,150
       Process technology                1,983               1,983
       Accumulated amortization         (5,733)             (5,108)
                                       --------            --------
         Total                         $ 6,262             $ 6,813
                                       ========            ========

Amortization expense for intangible assets for the three and nine months ended September 30, 2002, was approximately $263,000 and $683,000, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2001, was approximately $224,000 and $597,000, respectively. Estimated amortization expense for intangible assets, is $900,000 in 2002, $900,000 in 2003, $900,000 in 2004, $900,000 in 2005, $900,000 in 2006 and
$2.5 million thereafter.

NOTE 9: IMPAIRMENT OF MARKETABLE EQUITY SECURITIES AND LOSS ON DISPOSITION

The Company reviews any equity securities it holds on a quarterly basis to evaluate whether an other than temporary decline in the carrying value of an investment has occurred. During the third quarter of 2001, the Company assessed the decline in the market value of Infineon stock to be other than temporary and recorded a charge to earnings of $7.6 million related to 243,488 shares of Infineon stock the Company held at September 30, 2001. The Company's determination was based on the market price trend over the six months, ended September 30, 2001, recent financial performance of Infineon and the semiconductor industry in general, negative trends in the global economy and current political conditions. This charge was determined using the initial carrying value of $45.10 per share and a combination of the quoted stock market price of Infineon at September 30, 2001 ($12.39 per share) and the stock price realized on sales of Infineon common stock subsequent to September 30, 2001 ($14.67 per share). Additionally, during the quarter ended September 30, 2001, the Company sold 200,000 shares of Infineon common stock. The Company received proceeds of $4.7 million from the sale and recorded a loss on sale of securities of $4.3 million. The Company sold the 243,488 shares of Infineon common stock held at September 30, 2001 during the quarter ended December 31, 2001. After this sale, the Company no longer owns any shares of Infineon common stock.

                                   Page-14

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

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

Additionally, recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and Nasdaq, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the dollar amount of the additional costs we may incur or the timing of such costs.

                                   Page-15

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2001.

REVENUES. Total revenues for the quarter ended September 30, 2002 were $13.8 million, an increase of $6.3 million, or 83%, from the quarter ended September 30, 2001.

Revenue from product sales increased $5.9 million, or 118%, for the quarter ended September 30, 2002, as compared to the same period in 2001. FRAM product revenues for the quarter ended September 30, 2002 increased $5.4 million to $6.7 million, from the quarter ended September 30, 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program moved to full production. The Company shipped approximately 2.7 million units into the Ampy/ENEL program during the quarter. During the fourth quarter of 2002 the Company is projecting a one quarter slowdown in shipments in the Ampy/ENEL program as a result of some elasticity in ENEL's meter installation rate. Approximately
1.5 million units are expected to ship into this program during the quarter ended December 31, 2002 and we anticipate first quarter 2003 shipments will be approximately 2.4 million units. Third quarter shipments to Ampy/ENEL represented approximately 76% of total FRAM product revenue.

Product revenues at the Company's Mushkin subsidiary increased $522,000 during the third quarter, or 15%, compared to the same period in 2001. This increase is primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff.

Product revenues at the Company's EMS subsidiary were $248,000 and $231,000 for the three months ended September 30, 2002 and 2001, respectively. Low product sales volume is the result of the Company's 4-megabit product line nearing end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories of these products during 2002.

                                   Page-16

The Company recognized $2.0 million and $1.3 million in license and development fee revenue during the quarters ended September 30, 2002 and 2001, respectively. Such revenue is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc.

The Company recognized royalty revenue of $238,000 in the quarter ended September 30, 2002. In the same period of 2001, royalty revenues of $24,000 were recognized. Royalty income in 2002 and 2001 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenues are primarily attributable to EMS' product development programs with Cypress Semiconductor Corp., Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenues of $624,000 and $1.1 million during the quarters ended September 30, 2002 and 2001, respectively. The amount of customer sponsored research and development revenues recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the third quarter of 2002 decreased from 80% to approximately 71% as compared with the same period in 2001. Cost of sales associated with the Company's FRAM products decreased during the quarter from 84% in 2001 to approximately 56% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. EMS cost of product sales remained flat, at 46%, for the quarters ended September 30, 2002 and 2001. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 87% and 80% for the quarters ended September 30, 2002 and 2001, respectively. This increase is attributable to sustained price decreases in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended September 30, 2002 decreased $1.2 million to $3.2 million, a decrease of 28% as compared with the same period in 2001. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary and an increased allocation of engineering resources to manufacturing activities in our FRAM business unit.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended September 30, 2002 remained flat at $2.7 million as compared to the same period in 2001. Third quarter 2002 reductions in goodwill amortization expenses were offset by increases in promotional expenses for both our FRAM and ESRAM products and sales commission expenses arising from increased product sales. During the quarters ended September 30, 2002 and 2001, the Company recorded $0 and $383,000, respectively, of goodwill amortization.

                                   Page-17

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $171,000 for the quarter ended September 30, 2002, as compared to the same period in 2001, primarily due to decreases in interest expense related to the promissory note with the National Electrical Benefit Fund, which was repaid in November 2001. This decrease is partially offset by interest expense related to convertible debentures issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $158,000 to $182,000 for the three months ended September 30, 2002, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell on April 1, 2002.

LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES. During the quarter ended September 30, 2001, the Company sold 200,000 shares of Infineon common stock, which were obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company recorded a loss on the sale of these securities of $4.3 million. In addition, the Company assessed the decline in the market value of the remaining Infineon stock held as of September 30, 2001 to be other than temporary and recorded a charge to earnings of $7.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUES. Total revenues for the nine-month period ended September 30, 2002 increased $24.8 million, or 173% from the same period in 2001.

Revenue from product sales increased $20.6 million or 193% for the nine months ended September 30, 2002, as compared to the same period in 2001. FRAM product revenues for the nine months ended September 30, 2002 increased $14.4 million to $17.2 million, from the nine months ended September 30, 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program moved to full production. During the nine month period ended September 30, 2002 approximately 78% of FRAM product revenues were attributable to the Ampy/ENEL program.

Product revenues at our Mushkin business unit for the nine months ended September 30, 2002 were $13.2 million, an increase of $6.1 million, or 86% as compared to the same period in 2001. Increases in Mushkin product revenues are primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff.

EMS product revenues for the nine months ended September 30, 2002 remained relatively flat at $820,000, as compared to $757,000 in the same period in 2001. Low product sales volume is the result of the Company's 4-megabit product line nearing end-of-life. The Company is no longer manufacturing its 4-megabit product and expects to sell its remaining inventories of these products during 2002.

                                   Page-18

License and development fees for the nine months ended September 30, 2002 were $4.8 million, as compared to $1.3 million for the same period in 2001. This increase is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc. that began in July 2001.

The Company recognized royalty revenue of $357,000 in the nine months ended September 30, 2002. In the same period of 2001, $257,000 of royalty revenues were recognized. Such royalty income was primarily attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue for the nine months ended September 30, 2002, increased by $556,000 to $2.6 million, an increase of 27% as compared to the same period in 2001. This increase resulted primarily from EMS' product development programs with Cypress Semiconductor Corp., Hewlett Packard Co. and Infineon. The amount of customer sponsored research and development revenues recognized during a given period is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period and the amount of work remaining to complete the program. For the nine-month period ended September 30, 2002 profit margins related to customer funded research and development revenues totaled $1.1 million as compared to $239,000 during the same period in 2001. This improvement is primarily attributable to a reduction in the estimated costs to complete our product development contract with Hewlett Packard and may not be representative of profit margins on customer funded research and development revenues to be recognized in future periods.

COST OF SALES. Overall cost of product sales as a percentage of product revenues during the nine months ended September 30, 2002 decreased from 76% to approximately 70% as compared with the same period in 2001. Cost of sales associated with the Company's FRAM products decreased from 81% in the nine months ended September 30, 2001, to approximately 58% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. EMS's cost of product sales for the nine months ended September 30, 2002 and 2001 were 45% and 50%, respectively. Cost of sales as a percentage of product revenues at our Mushkin subsidiary increased to 88% for the nine months ended September 30, 2002 as compared to 77% for the same period in 2001. This increase is the result of sustained price decreases in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the nine months ended September 30, 2002 decreased $3.1 million to $9.6 million, a decrease of 24% as compared with the same period in 2001. This decrease is primarily due to decreased contract design support services, photo mask and wafer costs for the development of new Enhanced-DRAM products, and an increased allocation of engineering resources to manufacturing activities.

                                   Page-19

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the nine months ended September 30, 2002 decreased $1.1 million to $8.6 million, a decrease of 11% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During the nine months ended September 30, 2002 and 2001, the Company recorded $0 and $1.2 million, respectively, of goodwill amortization.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $637,000 to $199,000 for the nine months ended September 30, 2002, due to decreases in interest expense related to the promissory note with the National Electrical Benefit Fund, which was repaid in November 2001. This decrease is partially offset by interest expense related to convertible debentures issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $341,000 to $369,000 for the nine months ended September 30, 2002, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell on April 1, 2002.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss decreased by $267,000 to zero in the nine months ended September 30, 2002 as compared with the same period in 2001. The minority interest reflects Infineon's share of EMS's loss for the nine months ended September 30, 2001.

LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES. During the quarter ended September 30, 2001, the Company sold 200,000 shares of Infineon common stock, which were obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company recorded a loss on the sale of these securities of $4.3 million. In addition, the Company assessed the decline in the market value of the remaining Infineon stock held as of September 30, 2001 to be other than temporary and recorded a charge to earnings of $7.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the nine months ended September 30, 2002 was $1.6 million, a decrease of $11.2 million as compared to the same period in 2001. Cash used to fund operating losses, after non-cash charges, decreased $14.0 million for the nine-month period ending September 30, 2002 as compared to the same period in 2001. The decrease was due primarily to improved operating results which reduced the operating loss between periods by $15.1 million.

Accounts receivable increases of approximately $864,000 since the end of 2001 are primarily attributable to increases in outstanding trade receivables resulting from increased product sales during the nine month period ended September 30, 2002.

                                   Page-20

Inventories remained relatively flat during the nine-month period ended September 30, 2002, at approximately $7.4 million, as compared to $7.5 million at the end of 2001. The Company continues to manage inventory purchases, building inventories only to firm order backlog and high-confidence order forecasts.

Accounts payable and accrued liabilities increased approximately $1.6 million during the nine months ended September 30, 2002, from $4.9 million at the end of 2001 to $6.5 million at September 30, 2002. The increase is primarily related to development expenses for the Company's new ESRAM products.

Cash used in investing activities was $970,000 for the nine months ended September 30, 2002, compared to $3.8 million generated for the same period in 2001. During the nine months ended September 30, 2001, the Company generated approximately $4.7 million from the sale of 200,000 shares of Infineon common stock. Capital expenditures were $698,000 in the nine months ended
September 30, 2002 compared to $407,000 in the nine-month period ended September 30, 2001. Equipment and plant expenditures are expected to be minimal during the remainder of 2002. During the nine months ended
September 30, 2002, $272,000 was expended for intellectual property, a decrease of approximately $190,000 from the same period in 2001.

During the nine months ended September 30, 2002, net cash provided by financing activities was $6.1 million, which primarily consisted of the issuance of $8 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund and Bramwell Capital Corporation, offset by approximately $1.2 million used to redeem 1,160 shares of redeemable convertible preferred stock on its maturity date of July 31, 2002 and $746,000 for issuance costs related to the convertible debentures. In the first nine months of 2001, net cash provided by financing activities was $10.4 million, which was raised from the issuance of common stock, primarily from the closing of the Infineon stock purchase agreement.

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

During the remainder of 2002, the Company will continue to receive cash from product sales, a FRAM license milestone payment from an existing licensee and ongoing Enhanced-DRAM customer-sponsored research and development programs.

                                   Page-21

The Company expects inventories will increase by approximately $1 million during the fourth quarter of 2002 due to a temporary slowdown in Ampy/ENEL shipments as a result of some elasticity in ENEL's meter installation rate.

The Company had $6.8 million in cash and cash equivalents at September 30, 2002. The Company believes it has sufficient resources to fund its operations into 2003. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing in 2003. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 7 of the Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K. At September 30, 2002, the Company's commitments under these obligations were as follows (in thousands):

                      Operating        NEBF         Convertible
                        Leases    Consulting Fee(1)  Debentures   Total
                      ---------   ---------------   -----------  -------

       2002             $252            $ 80         $   --      $   332
       2003              982              80             --        1,062
       2004              739              80             --          819
       2005               16              80             --           96
       2006               15              80             --           95
       2007               --              80          8,000        8,080
                      ------           -----         ------      -------
       Total          $2,004            $480         $8,000      $10,484
                      ======           =====         ======      =======
-----------
(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

CRITICAL ACCOUNTING POLICIES. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and

                                   Page-22
related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                                   Page-23

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

OUTLOOK

The Company expects revenues will continue to be highly variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenues, there is increased stability in world-wide DRAM markets, telecommunications and network/server market conditions improve, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and Enhanced-DRAM products, decrease the cost of producing such products and develop and commercialize new FRAM and Enhanced-DRAM products.

The Company is nearing completion of the development phase of its ESRAM products which are targeted to serve the networking, telecommunications and server markets. If the Company experiences delays in the development of its ESRAM products, or is not successful in achieving cost effective manufacturing of these products, or the markets which they are intended to serve continue to be depressed, the Company's results of operations could be materially adversely affected.

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

                                   Page-24

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at September 30, 2002 would have less than an $100,000 effect on the Company's earnings or cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the third quarter of 2002 in any previously reported litigation, see Note 5 of Part I for a current description of on-going litigation.

ITEMS 2-4- NONE

                                   Page-25

ITEM 5 - OTHER INFORMATION

The Company furnished to the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 3.2    Bylaws of Registrant, as amended.

(b)  Reports on Form 8-K

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 13, 2002                          /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-26

                          CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATIONS FOR FORM 10-Q

I, William W. Staunton, III, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ramtron
    International Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                   Page-27

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ William W. Staunton, III
----------------------------
William W. Staunton, III
Chief Executive Officer

Date:  November 13, 2002

                                   Page-28

                          CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATIONS FOR FORM 10-Q

I, LuAnn D. Hanson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ramtron
    International Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                   Page-29

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ LuAnn D. Hanson
----------------------------
LuAnn D. Hanson
Chief Financial Officer

Date:  November 13, 2002

                                   Page-30