Form 10-K
period 2002-12-31
RAMTRON INTERNATIONAL CORP
filed 2003-03-31
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

                                       OR

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

                                   Page-1

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  /   /  No  / X /

The aggregate market value of common stock held by non-affiliates of the registrant as of March 25, 2003 was $40,950,630 based on the closing price of the Company's common stock as reported on The Nasdaq Stock Market.

As of March 25, 2003, 22,135,476 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . .   4
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . .  23
     Item 3.  Legal Proceeding . . . . . . . . . . . . . . . . . . . .  23
     Item 4.  Submission of Matters to a Vote of Security Holders  . .  25

PART II
     Item 5.   Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . .  25
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  27
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .  27
     Item 7a.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  45
     Item 8.   Financial Statements and Supplementary Data . . . . . .  46
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  47

PART III
     Item 10.  Directors and Executive Officers of the Registrant  . .  47
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .  47
     Item 12.  Security Ownership of Principal Stockholders
               and Management  . . . . . . . . . . . . . . . . . . . .  48
     Item 13.  Certain Relationships and Related Management  . . . . .  48
     Item 14.  Controls and Procedures . . . . . . . . . . . . . . . .  48

PART IV
     Item 15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . .  48

                                   Page-3

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

Our headquarters facility is located at 1850 Ramtron Drive, Colorado Springs, Colorado 80921, and our website is www.ramtron.com. Our common stock trades on the Nasdaq National Market under the symbol "RMTR".

Ramtron designs, develops, and markets two types of specialty semiconductor memory products; non-volatile ferroelectric random access memory ("FRAM") devices and high-performance enhanced dynamic random access memories("Enhanced-DRAM"). Ramtron's FRAM products are developed and marketed by Ramtron International Corporation, while the Company's Enhanced-DRAM products are developed and marketed through its 80% owned subsidiary, Enhanced Memory Systems, Inc.("EMS"), and Ramtron's wholly owned subsidiary, Mushkin Inc.("Mushkin").

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and manufacturing technology to provide nonvolatile memory products with unique performance characteristics at a competitive cost. FRAM devices are used in and in connection with such products as utility meters, set-top boxes, RAID disk controllers, security systems, home and office electronics, and automotive and industrial controls and instrumentation.

The high-performance Enhanced-DRAM products the Company's EMS subsidiary has been developing in cooperation with Cypress Semiconductor Corporation (or, Cypress) and Hewlett Packard Corporation (or, Hewlett Packard) address the access and retrieval speed limitations of conventional DRAMs and the low density, high costs and high power requirements associated with high-speed static random access memory, known as SRAM. The system performance of the Company's Enhanced-DRAM products approach the speed of a complete SRAM memory system but with significant cost reductions and increased density. Enhanced-DRAM memory devices are used in and in connection with such products as communication switches, workstations, high performance servers, radar systems and 3-D Graphics applications.

                                   Page-4

Mushkin markets and sells high-performance DRAM memory modules through e-commerce and direct sales channels. Mushkin's products are built using components secured through many of the world's leading DRAM suppliers. Mushkin products are primarily used in OEM and end-user personal computer systems.

The Company has a business model that derives revenue from three sources: 1) product sales, 2) funded research and development programs and 3) licensing and royalty revenue related to its intellectual property. The Company focuses product sales efforts on unique, high performance applications. Customer funded research and development program fees are generated through new product development programs and ferroelectric technology support programs with major semiconductor manufacturers. Fees and royalties are derived from the licensing of the Company's intellectual property to large semiconductor manufacturers. The Company has formed several strategic relationships to develop and manufacture its memory products. FRAM strategic licensees include Fujitsu, Rohm, Toshiba, Hitachi, Samsung, Infineon Technologies, NEC and Texas Instruments. Enhanced-DRAM licensees and/or partners now include Infineon Technologies, Cypress Semiconductor, Hewlett Packard and NEC.

During 2002, 2001 and 2000 the Company entered into several significant business relationships. In July 2000, the Company's FRAM business unit entered into a 5 year volume purchase agreement with Ampy Automation Digilog, Ltd. for the primary purpose of supplying approximately 27 million FRAM devices into a utility meter product Ampy designed and developed for ENEL Distribuzione SpA, a leading Italian utility company. Initial deliveries into this program began in 2001 and are expected to continue through at least the end of 2004. Ramtron expects to also supply FRAM products to Ampy for use in other meters it builds. The agreement includes pricing provisions, purchase order placement, reschedule and order cancellation provisions.
There are no order quantity or schedule guarantees.

In 2001, Texas Instruments and NEC entered into technology license agreements with the Company's FRAM business unit. Subject to the specific terms of each agreement, such agreements may include a license to use the Company's FRAM technology, royalties, development assistance and/or manufacturing capacity upon the commercialization by the licensee. Ramtron has been providing technology development assistance to Texas Instruments since July 2001.

The Company's EMS business unit entered into customer funded research and development programs with Cypress Semiconductor and Hewlett Packard in 2000, to design, develop, have manufactured and sell new products for the telecommunications and network/server markets. The agreement with Cypress also calls for royalties payable to EMS upon any sales of covered products to Cypress' customers. Additionally, EMS has rights to sell the specified products to customers other than Cypress and Hewlett Packard.

                                   Page-5

In 2001, Infineon Technologies AG acquired approximately 20% of the Company's outstanding common stock by entering into a share purchase agreement with the Company pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. In January 2000, Infineon entered into a stock purchase agreement with EMS pursuant to which Infineon acquired a 20% interest in EMS in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. The agreement, as amended in 2002, has a term of ten years. The agreement does not provide Infineon with rights to EMS' technology.

In 2002, Infineon increased its investment in the Company through the purchase of a $3 million, convertible debenture that gives Infineon the right to acquire an additional 1,058,630 shares of the Company's common stock by exercising the conversion features of the debenture and related common stock warrants issued to Infineon in connection with its purchase of the debenture.

See Note 13 of the Notes to Consolidated Financial Statements for certain financial information concerning each of the Company's operating segments and for certain geographic financial information concerning the business of the Company.

Discussion of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and, as such, may involve risks and uncertainties. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements relate to, among other things, expectations of the business environment in which Ramtron operates, projections of future performance and perceived opportunities in the market. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Expected Future Results of Operations." From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Securities and Exchange Commission.

                                   Page-6

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

Nonvolatile Memory. Flash memory, Electrically Erasable Programmable Read Only Memory, or EEPROM, and Erasable Programmable Read Only Memory, or EPROM, are the most common nonvolatile memory technologies. These read-only memory, or ROM, devices allow limited numbers of write-cycles before wearing out because of the high stress condition caused by write-cycles. The devices also use a high amount of power and have write times that are much longer than standard random access memory, or RAM, technologies. Another nonvolatile memory device is a battery-backed SRAM, or BBSRAM. Limitations of BBSRAMs include size and shape, cost and battery reliability. Important limitations of current nonvolatile memory technologies include slow write speed, limited write endurance, high power consumption, and in the case of BBSRAM, battery reliability.

Volatile memory. DRAM and SRAM are the two fundamental integrated circuit product categories in the volatile memory market. A microprocessor uses random access memory to hold temporary instructions and data needed to complete tasks. This enables a system's microprocessor to access instructions and data stored in memory quickly. Applications for DRAM and SRAM include personal computers, communication switches, workstations, servers, 3-D Graphics applications and radar systems.

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

                                   Page-7

FRAM PRODUCTS (Nonvolatile)

Ramtron was the first company to introduce ferroelectric technology in commercial memory products, beginning with a 4-kilobit parallel interface product in late 1992. Since demonstrating this product, the Company has attracted a number of licensees, and has broadened its product line and established a merchant market presence. Today, the Company offers a line of serial and parallel interface FRAM memories that have distinct advantages over EEPROM and BBSRAM equivalents. These products are manufactured at Fujitsu using the Company's proprietary FRAM technology. The Company also licenses its technology to several large semiconductor manufacturers. During 2002, 2001 and 2000, the Company sold $22.2 million, $4.5 million, and $4.0 million, respectively, of FRAM products.

A FRAM memory cell is built using a standard CMOS process with an additional layer of ferroelectric material, in crystal form, between two electrode plates to form a capacitor. This capacitor construction is very similar to that of a DRAM capacitor. Rather than storing data as charge on a capacitor like volatile memory products, a ferroelectric memory stores data within a crystalline structure. These crystals maintain two stable states - a '1' and a '0'. Due to its basic RAM design, the circuit reads and writes simply and easily. However, unlike volatile memories, the data state is stable with or without power. The ferroelectric mechanism is completely different than the floating gate technology used by other nonvolatile memories. FRAM memory products do not require a periodic refresh and when power is removed or fails, the FRAM memory retains its data. Regardless of the electrical interface, a FRAM device is structurally designed to operate in a manner very similar to a volatile memory product. Thus it has similar performance to a volatile memory product for both read and write operations.

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

                                   Page-8

In addition to serial memories, the Company offers a line of low density parallel interface products. In order to accelerate market acceptance, these product designs are based on industry standard SRAM circuits. The primary market these products serve is replacement in multi-device battery-backed SRAM applications, or BBSRAM. SRAMs are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current products include 64-kilobit and 256-kilobit products in industry standard package types.

The Company has recently introduced two 256-kilobit density problem solver memories. Problem solver memories integrate a FRAM memory core with appropriate logic and other functionality on a single chip to solve a variety of system level design requirements. FRAM problem solvers can be designed to address generic system requirements such as basic data collection with a time stamp, or designed for highly system-specific functions such as a system-on-a-chip with all functions but the central processing unit. The enhanced integration that FRAM problem solvers provide greatly simplifies system development and reduces the complexity of debugging embedded processors.

These products and products the Company expects to introduce in the future will include functions that are commonly combined with nonvolatile memory at the system level, and functions that can be improved by integration with FRAM technology.

The Company expects to develop new serial, parallel and problem solver FRAM memory products in densities ranging from 4-kilobit to 1-megabit during 2003.

The Company anticipates increases in its available manufacturing capacity from its foundry partners. The manufacturing and commercialization of FRAM technology associated with each of the Company's foundry partners depends primarily upon each individual foundry's process and product development activities, the timing and results of which are uncertain. The Company intends to continue developing new products as it is able to determine the available manufacturing processes of each of its foundry partners.

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

                                   Page-9

FRAM Strategy

The Company's goal is to be the leading worldwide supplier of FRAM devices in specialized, high performance applications and in licensing technologies for memory products. The Company's strategy includes the following key elements:

Further penetrate specialized, high-performance markets. The markets in which the Company competes are large and extremely competitive. For FRAM technology to be successful, it must first prove its benefits and capabilities to customers. The Company's market strategy is similar to the strategies proven to be successful in other non-volatile memory markets, which is to target specialized applications, gain overall market acceptance, and introduce additional products into larger, main memory markets. The Company's FRAM technology currently competes with EEPROM and BBSRAM technologies. The Company believes the unlimited write cycles of its 3-volt technology, fast write speeds and low power performance of the FRAM technology make its products superior in performance to EEPROM technology and will gain market share accordingly, allowing access to new opportunities and applications. FRAM technology also provides significantly reduced printed circuit board space requirements as compared to BBSRAM products and increased data retention reliability because there is no reliance on a back-up battery. The initial markets that the Company will target include the data collection and metering market, low power and wireless communications market and the automotive and telematics market. Telematics is an emerging market of automotive communications technology that uses wireless communications to provide security, information, productivity and in-vehicle entertainment services.

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

                                   Page-10

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

Select strategic partners. Ramtron's business objective is to maintain its leadership role in FRAM technology and specialty products by working in cooperation with the world's leading semiconductor manufacturers. Ramtron's partnership strategy is allowing the Company to commercialize its products and technologies more rapidly than if it were to rely solely on its own resources. Ramtron maintains a preference for partners that serve a strategic interest by providing complementary technology, production capacity, or market access. Ramtron has license and/or development agreements with Fujitsu, Rohm, Toshiba, Infineon, Hitachi, Samsung,
NEC and Texas Instruments. Subject to the specific terms of each agreement, such agreements may include a license to the Company's FRAM technology, royalties, development assistance and/or a call on manufacturing capacity.

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

Continue to invest in research and development to maintain technology leadership. The Company will continue to devote much of its research and development efforts towards increasing the densities and features of its serial, parallel and problem solver FRAM products to target new markets such as the markets for automotive data collection systems, low power hand-held electronic devices, wireless applications, such as blue-tooth and other information appliances. During 2002, Ramtron continued to expand its product line, adding three new products.

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

                                   Page-11

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, the Company's FRAM product architectures are protected by worldwide intellectual property rights. Ramtron has 132 FRAM patents issued worldwide, which include
103 U.S. patents and 29 foreign patents. Currently, 42 FRAM patents are pending, including 22 U.S. patents and 20 foreign patents.

ENHANCED-DRAM PRODUCTS (Volatile)

The Company's 80% owned subsidiary, Enhanced Memory Systems, Inc., designs, markets and sells high performance DRAM based products. Currently, these products are manufactured for the Company by Infineon Technologies AG, 20% owner of EMS, using conventional DRAM manufacturing lines. EMS has developed a family of proprietary Enhanced-DRAM ("EDRAM", registered trademark) and Enhanced SRAM ("ESRAM") products that capitalize on unique architectural and design features to provide what the Company believes are the highest performance DRAM products available. EMS began selling EDRAMs in commercial volumes in the first quarter of 1993. During 2002, 2001 and 2000, the Company sold $1.8 million, $1.2 million and $7.6 million, respectively, of EMS products.

The Company's EDRAM and ESRAM components use the same packaging as standard DRAMs. The Company also has a family of EDRAM single in-line memory modules, "SIMM", and dual in-line memory modules, "DIMM", that use the same form factor and connectors as standard DRAM SIMM and DIMM modules.
This allows system developers to design higher performance systems using the same packaging and control logic technique as slower DRAMs and to design systems which can use either memory type to provide two performance options.

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

                                   Page-12

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

Increased Density. EMS provides ESRAM products with 2x the density of SRAM offerings.

Lower Power. EMS's products use less power than comparable SRAM solutions, resulting in a lower operating cost and less heat generation.

To address the access and retrieval speed limitations of DRAMs and the high costs associated with high-speed SRAMs, the Company developed a group of 4-megabit EDRAM and 72-megabit ESRAM products.

The Company's wholly owned subsidiary, Mushkin Inc. markets and sells high-performance DRAM memory products. Mushkin is a supplier of high-performance DRAM memory modules built using components secured through many of the world's leading DRAM suppliers, such as Samsung and Infineon. Mushkin sells its modules through direct and retail channels to personal computer system OEMs and end users of personal computer systems. During 2002, 2001 and 2000, the Company sold $16.3 million, $11.5 million and $6.7 million, respectively, of Mushkin products.

Enhanced-DRAM Strategy

Target replacement of SRAM. The Enhanced-DRAM product strategy has been to provide SRAM performance with DRAM density in products at significantly lower pricing than SRAMs. Because of the Company's historical success in penetrating conventional SRAM markets, the ESRAM product line is being developed with products defined through cooperative agreements with Cypress Semiconductor and Hewlett Packard.

Target replacement of DRAM. A secondary strategy is to provide a significant performance upgrade option for industry standard DRAMs in the same memory module socket. This strategy targets the high-performance segments (communications, RAID disk control and embedded processing systems) of the main memory marketplace. EMS strives to serve the highest performance segments of these markets while maintaining higher margins than commodity DRAMs. This strategy allows the business to achieve the production volumes necessary to operate an efficient DRAM business while maximizing profit margins in served markets.

                                   Page-13

Provide leading edge PC memory solutions. Mushkin's product line targets high performance needs in the commodity, main memory market. While the majority of the main memory market is satisfied with current standard memory performance, a growing segment of the market desires more from their memory solution. These more aggressive users include both OEMs and end users. The Company's participation in these markets is primarily through its Mushkin subsidiary, whose memory module component suppliers include many of the leading DRAM manufacturers. The Mushkin products are positioned to provide sizable performance advantages over standard solutions at slightly increased cost and are sold through a combination of direct, retail and e-commerce sales.

Leverage intellectual property and technology. EMS continues to utilize its proprietary intellectual property and technology available through its agreement with Infineon to develop, market, and sell high performance ESRAM products. The Company's ESRAM products are currently being developed through product development partnerships with Cypress Semiconductor and Hewlett Packard. Enhanced-DRAM products may also be developed through advantageous partnerships.

Retain quality manufacturing capabilities. EMS produces its products through its strategic alliance and foundry arrangement with Infineon as its sole foundry. This approach avoids the high capital costs associated with DRAM manufacturing that would have otherwise been incurred if the Company had chosen to manufacture these products with Company-provided resources.

Leverage Infineon's DRAM process technology. EMS plans to leverage its access to Infineon's state of the art process technology through customer funded product design programs with Infineon. By designing products for Infineon on their new process technologies EMS will acquire critical knowledge of the DRAM design requirements needed to support the design and manufacture of future EMS products.

Continue to patent new technologies. Recognizing the important role intellectual property plays in the semiconductor industry, EMS product architectures are protected by worldwide intellectual property rights. The Company has 50 EMS patents issued worldwide, including 41 U.S. patents and 9 foreign patents. Currently, 13 EMS patents are pending, including 9 U.S. patents and 4 foreign patents.

                        CUSTOMERS, SALES AND MARKETING

Current FRAM Markets and Customers.   The current market for FRAM products
most resembles the markets for EEPROM and BBSRAM products. Ramtron sells products into the metering and data collection sector in applications such as utility meters, office equipment applications such as laser printers and copiers, set-top boxes and RAID controllers; the automotive sector in applications such as instrument clusters, airbag controllers, restraint systems and telematic and entertainment systems; and the low power sector in applications such as cordless telephone handsets and global positioning

                                   Page-14
system receivers. Significant customers for the Company's products include ENEL Distribuzione SpA, a leading Italian utility company, Siemens VDO, Ampy Automaton, Ademco, Ricoh, Xerox, Canon, Mastsushita, Static Controls, Actaris-Schlumberger and Holley Group. Customers of our products or license and development partners that represented greater than 10% of total revenue in 2002 included ENEL Distribuzione SpA and Texas Instruments. Ramtron expects to make improvements in reducing FRAM product manufacturing costs and expand its manufacturing capacity with strategic partners to further penetrate existing markets and to develop new markets, customers and technology standards.

Current Enhanced-DRAM Markets and Customers. The Company's Enhanced-DRAM technology has been demonstrated to provide a performance advantage and a cost effective memory solution for a variety of the highest performance system applications including accelerator boards, multiprocessor systems, disk controllers, embedded computer modules, communication bridge/routers and 3-D graphic systems. Very limited quantities of these products will be shipped in 2003 as the Company's 4-megabit products have reached end-of-life. Significant customers include Bus-Tech and Blue Wave Systems. Also, EMS is currently involved in new product development programs with Cypress Semiconductor and Hewlett Packard for products known as Enhanced-SRAM. If successfully completed, these product development programs will allow EMS to generate product sales revenue increases during the second half of 2003. The Company currently has engineering samples and pre-production quantities of these products available. In addition to Cypress Semiconductor and Hewlett Packard, EMS will also market these products to other customers who require cost effective high performance memory solutions.

Mushkin Inc. markets and sells its high-performance DRAM memory products through direct sales and e-commerce sales to personal computer system OEMs and end users of personal computer systems. Significant customers include Fry's Electronics, Kingston Technology, United Technology and Axiom Technology. During 2002, approximately 31% of Mushkin sales were e-commerce sales, while 69% were through direct and retail sales channels.

Export product sales as a percentage of total product sales were 47%, 29%, and 26% for the years 2002, 2001 and 2000, respectively.

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

                                   Page-15

We maintain 21 full-time sales and marketing personnel in the United States and an additional 5 employees in Japan, Hong Kong and Europe. Ramtron has distribution and/or representation relationships with 35 companies world-wide, with an emphasis in North America, Europe, Japan and Asia.

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

FRAM Manufacturing. Ramtron has entered into arrangements with Fujitsu, Rohm, Toshiba, Hitachi, Infineon and Texas Instruments for the development and/or manufacture of FRAM products. Ramtron has also entered into licensing arrangements with Samsung and NEC for the Company's ferroelectric technology, which do not include a manufacturing agreement. The Company completed its transition to a fabless manufacturing strategy for FRAM products in 1999. Commercial production of FRAM products at Ramtron's Colorado Springs facility ceased at the end of the first quarter in 1999.

Currently, Fujitsu is the sole supplier of FRAM products to the Company. The Company and Fujitsu entered into a contract manufacturing agreement, whereby Fujitsu agreed to supply the Company's FRAM products through at least
October 31, 2005. Any changes in Fujitsu's ability to manufacture the Company's FRAM products could have a material adverse effect on the Company's business.

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

                                   Page-16

Enhanced-DRAM Manufacturing. EMS is currently dependent upon Infineon for supply of its Enhanced-DRAM products. EMS builds its Enhanced-DRAMs on Infineon's standard, proven manufacturing lines to which no process changes are required.

In January 2000, Infineon acquired 20% ownership in EMS, the Company's formerly wholly owned subsidiary, which conducts the Company's Enhanced-DRAM business, in consideration for up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technologies. The agreement, as amended, has a term of ten years. Infineon does not have any rights to the Company's EDRAM or ESRAM technology, however, the agreement provides EMS with access to the results of Infineon's integrated circuit research and development efforts. As the sole supplier of EMS' Enhanced-DRAM products, any change in Infineon's ability to manufacture EMS' products could have a material adverse effect on the Company's business.

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

                                   Page-17

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

Ramtron entered into a FRAM technology license and development agreement with Texas Instruments in August 2001. Under this agreement Ramtron receives license and development fees for a license to the Company's ferroelectric random access memory technology and technical development services. Ramtron and Texas Instruments are working together to create, evaluate and demonstrate low-voltage, nonvolatile embedded FRAM technology.

Approximately 47 of the Company's employees are engaged in research and development. In addition, manufacturing personnel were involved in research and development through efforts to increase the manufacturing yields of our products. Total research and development expenditures were approximately $12.1 million in 2002, $16.7 million in 2001 and $13.4 million in 2000, including customer-sponsored research and development expenditures of approximately $2.1 million in 2002, $2.4 million in 2001 and $5.4 million in 2000.

                                 COMPETITION

The semiconductor memory industry is intensely competitive. Both the Company's FRAM and Enhanced-DRAM products experience intense competition from numerous domestic and foreign companies. Ramtron may be at a disadvantage in competing with many of these competitors who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. In addition, the Company's foundry partners are not prohibited from selling products that compete directly with the Company's products.

FRAM PRODUCTS. Ramtron considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, BBSRAM and Nonvolatile RAM products in low-density applications. Although nonvolatile Flash memory products are important in the high-density memory product market, Ramtron's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics, Fairchild and by specialized product companies, including Maxim Integrated Products, Atmel, Xicor, and Rohm.

                                   Page-18

Using the Company's FRAM technology, Ramtron introduces product performance as a competitive factor, which has varying importance depending on the customer and the application. Currently, Ramtron's FRAM manufacturing costs are higher than those for conventional competing technologies resulting in a price premium for FRAM products that, for example, compete directly with EEPROM products. The Company is, therefore, seeking a strategy of targeting applications where the FRAM technology advantages may offset higher product prices. One result of this strategy is a smaller market in which FRAM products can be sold. The Company will continue to emphasize FRAM product benefits while the Company and its manufacturing partners work to reduce the cost of production.

ENHANCED-DRAM PRODUCTS. DRAM products are manufactured by numerous companies, including major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities. Because the Company's Enhanced-DRAM products have certain higher performance characteristics than standard DRAM products, the Company considers only high-speed "specialty" DRAM products, such as high performance SDRAM, RDRAM, RLDRAM, FCRAM and fast SRAM, manufactured by companies such as Mitsubishi Electric Corporation, Rambus (through licensees), NEC Corporation, Fujitsu, Infineon, Toshiba, Micron Technology, Inc. and Monolithic System Technology, Inc., to be competitive with its Enhanced-DRAM products. The Company also considers its EDRAM and ESRAM products to be competitive in certain applications with SRAM products, which are manufactured by major corporations, including Alliance Semiconductor Corporation, Cypress Semiconductor, Integrated Device Technology, Inc., Motorola, Inc., Hitachi, ST-Microelectronics, Toshiba, Fujitsu, Samsung, Infineon, Hyundai Electronics Industries Co. Ltd., and Micron Technology, Inc.

Since the competition in this market is based on industry standard products with multiple sources, the basis for competition is price, availability, customer relationships and customer service. Ramtron faces intense competition based on these factors.

Ramtron's licensees may market products, which compete with the FRAM and Enhanced-DRAM products. Most of the Company's strategic alliance partners have the right to manufacture and sell FRAM or Enhanced-DRAM products for their own account. For example, as part of the Company's agreements with Hitachi, Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC and Texas Instruments Ramtron granted each of those companies a non-exclusive license to FRAM technology and know-how, which includes the right to manufacture and sell products using FRAM technology. Cypress Semiconductor and NEC were each granted a limited license to the Company's Enhanced-DRAM product technology. Most of these license agreements provide for the continuation of the licensed rights to Ramtron's FRAM or Enhanced-DRAM technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis.

                                   Page-19

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

                        PATENTS AND PROPRIETARY RIGHTS

The Company relies heavily on its patents and trade secrets as a defense against competitors introducing infringing products that will compete with the Company's FRAM and Enhanced-DRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. See "Item 3. Legal Proceeding." The Company's strategic

                                   Page-20
alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation ("Symetrix") for the possible use by the Company and certain of its licensees through sublicense rights for ferroelectric technology that may have been developed by Symetrix. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceeding." The Company has been granted patents it believes are fundamental in covering the basic architecture and method of operation of its Enhanced-DRAM products, and the Company has other patents and patent applications involving its Enhanced-DRAM technology pending.

The Company holds 144 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and December 2020. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. The Company has applied for 31 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. The Company holds 38 unexpired foreign patents and has 24 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and either Seiko Epson, Nippon Steel or Fujitsu.

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

                                   Page-21

                       EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

William W. Staunton    55    Director, Chief Executive Officer
Greg B. Jones          55    Director, President-Technology Group
LuAnn D. Hanson        43    Chief Financial Officer, Vice President of
                             Finance and Corporate Secretary

Mr. Staunton joined the Company as a Director and the Company's Chief Executive Officer in December 2000. Prior to joining the Company,
Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, a company which designs and manufactures multi-chip modules and board products for commercial satellite applications, from March 1999 until December 2000. Mr. Staunton was Executive Vice President of Valor Electronics Inc. from April 1996 until April 1999. Valor Electronics designs and manufactures magnetic filter products for use in local area networks and communications products. His experience also includes serving as Vice President at Applied Micro Circuits Corp from December 1987 until March 1996. Mr. Staunton holds a Bachelors of Science degree in Electrical Engineering from Utah State University.

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

Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995 she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. In February 2000, Ms. Hanson was named Chief Financial Officer and Vice President of Finance. Ms. Hanson is a certified public accountant and has over 21 years of professional finance experience including 17 years of semiconductor industry experience. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center. Ms. Hanson attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

                                   Page-22

                                EMPLOYEES

The Company has 116 employees, including 15 in management and administration, 47 in research and development, 28 in manufacturing and 26 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Non-statutory Stock Option Plan, the 1995 Stock Option Plan, as amended, or the 1999 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees other than William W. Staunton, the Company's Chief Executive Officer; Greg B. Jones, the Company's President-Technology Group; and LuAnn D. Hanson, the Company's Chief Financial Officer and Vice President of Finance, have an employment agreement with the Company, and none of the Company's employees has a post-employment non-competition agreement with the Company. The Company believes that its employee relations are good.

                                 OTHER EVENTS

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus .50% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories.

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

Item 3.   LEGAL PROCEEDING

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is

                                   Page-23
the "senior" party, which means that it is in possession of the issued
United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

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

In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. In November 2002, the Patent Office informed the Company and National that it will not change its August 2001 decision. In December 2002, the Company appealed this decision to the District Court of the District of Columbia.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as

                                   Page-24
currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock trades on the National Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2002 and 2001 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2002
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.74        $2.75
Second Quarter . . . . . . . . . . . . . . . . . .   $3.87        $1.70
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.54        $1.80
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.38        $1.82

2001
----
First Quarter  . . . . . . . . . . . . . . . . . .   $8.88        $3.63
Second Quarter . . . . . . . . . . . . . . . . . .   $5.25        $2.42
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.18        $1.48
Fourth Quarter . . . . . . . . . . . . . . . . . .   $5.07        $1.36

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On
March 25, 2003, the last reported sale of the Company's common stock was $1.85 per share. As of March 25, 2003, there were approximately 2,271 record holders of the Company's common stock.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its operations.

                                   Page-25

The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

                     Equity Compensation Plan Information

                    Number of
                   securities            Weighted-
                     to be                average
                   issued upon           exercise             Number of
                   exercise of           price of             securities
                   outstanding          outstanding       remaining available
                    options,             options,         for future issuance
                  warrants and         warrants and           under equity
Plan category        rights               rights           compensation plans
-------------     ------------         ------------       -------------------
Equity
compensation
plans approved
by security
holders             4,034,320              $6.78                946,977

Equity
compensation
plans not
approved by
security
holders(1)            506,904              $4.53                    327
                    ---------              -----                -------
Total               4,541,224              $6.53                947,304
                    =========              =====                =======
-----------

(1) On August 17, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan under which a total of 700,000 shares of the Company's Common Stock were authorized for issuance pursuant to the exercise of stock options granted there under. The exercise price of all non-qualified stock options must be equal to at least 95% of the fair market value of the common stock on the date of grant and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each grant. Directors and officers of the Company are not eligible to participate in the 1999 Plan.

                                   Page-26

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                      Year Ended December 31,
                             2002      2001      2000      1999      1998
                           --------  --------  --------  --------  --------
                               (in thousands, except per share data)

Revenue                    $50,545   $22,856   $26,079   $24,871   $18,554
Gross margin, product
   sales                    12,275     2,835(1)  6,263     3,992(2)  7,158(3)
Operating loss              (1,031)  (20,970)  (12,925)   (5,825)  (12,985)
Net loss applicable to
  common shares             (1,923)  (33,151)  (14,497)   (2,035)  (19,141)
Net loss per share - basic
  and diluted                (0.09)    (1.57)    (0.88)    (0.16)    (2.23)

Working capital             11,502     4,112     6,943     7,285     5,246
Total assets                40,942    35,819    38,362    29,380    33,347
Total long-term debt         5,175        --     6,314     5,766        --
Redeemable preferred stock      --     1,078       920       914        --
Stockholders' equity        20,154    19,039    21,501    13,323    17,062
Cash dividends per
  common share(4)               --        --        --        --        --

-----------------
(1)  Includes provision for inventory write-off of $912,000.

(2)  Includes provision for inventory write-off of $1.2 million.

(3)  Excludes loss on manufacturing contract of $1.2 million.

(4) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking

                                   Page-27
statements" under the Reform Act which are subject to certain risks and uncertainties. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM and FRAM products; (ii) broader customer acceptance of its EDRAM and ESRAM products and FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) the Company's ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of the Company's on-going cost-reduction efforts; (vii)the timing and availability of manufacturing resources provided by the Company's manufacturing and alliance partners for the production of our products; (viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix) the availability and related cost of future financing; (x) the retention of key personnel; (xi) the outcome of the Company's patent interference litigation proceedings; (xii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (xiii) global economic and political conditions related to on-going military actions against terrorism. For additional information concerning these and other factors, see "Expected Future Results of Operations" in this Item 7.

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and Enhanced-DRAM products. Revenue has been derived from the sale of the Company's FRAM and Enhanced-DRAM products beginning in 1992. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

For 2002, 2001 and 2000, FRAM product sales represented approximately 55%, 26% and 22% of total product sales revenue, respectively, EMS product sales accounted for 4%, 7% and 42%, respectively, while Mushkin product sales represented 41%, 67% and 36% for the same periods. During these periods, product sales revenue accounted for approximately 80%, 75% and 70%, respectively, of total revenue, the remainder of which were generated principally from license and development fees, royalties and customer-sponsored research and development revenue. As a result of the Company's limited revenue as compared to its substantial ongoing product research and development costs and high manufacturing costs for certain of its products, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing.

                                   Page-28

The Company has entered into development and/or licensing arrangements with several major semiconductor manufacturers, namely Hitachi, Rohm, Toshiba, Fujitsu, Cypress Semiconductor, Hewlett Packard, Infineon and Texas Instruments, to advance the development of both its FRAM products and Enhanced-DRAM products and to provide the Company with access to advanced semiconductor manufacturing processes and capacity for such products. The Company has also entered into license agreements with Samsung and NEC, although such arrangements do not include any development activities between the Company and the licensee or the availability of manufacturing capacity to the Company. In March 1999, the Company entered into a two year joint development agreement with Fujitsu to pursue the development of advanced FRAM manufacturing processes. This agreement provided the Company with research and development funding and wafer fabrication processing equipment supplied by Fujitsu and was successfully completed during the fourth quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO
2001

REVENUE.  Total revenue for 2002 increased $27.7 million, or 121% from 2001.

Revenue from product sales increased $23.1 million, or 134%, from 2001. FRAM product revenue for 2002 increased $17.7 million to $22.2 million, from 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the Ampy/ENEL utility meter program as this program moved to full production. During 2002, approximately 75% of FRAM product revenue was attributable to the Ampy/ENEL program.

Product revenue at our Mushkin business unit for 2002 was $16.3 million, an increase of $4.8 million, or 42%, as compared to 2001. Increases in Mushkin product revenue is primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff.

EMS product revenue for 2002 increased $614,000, as compared to 2001. Low product sales volume is the result of the Company's 4-megabit product line reaching end-of-life. The Company is no longer manufacturing its 4-megabit product and sold substantially all of its remaining inventories of these products during 2002.

License and development fees for 2002 were $6.8 million, as compared to $2.7 million for 2001. This increase is primarily related to a FRAM licensing and technology development program with Texas Instruments, Inc. that began in July 2001.

The Company recognized royalty revenue of $398,000 in 2002. In 2001, $295,000 of royalty revenue was recognized. Such royalty income was primarily attributable to FRAM licensing agreements with existing licensees.

                                   Page-29

The Company recognizes royalty revenue when our technology licensees sell products which include our technology to their customers. The timing and amounts of future royalties are uncertain and there is no guarantee that our licensees will be successful in selling products that incorporate our technology on which royalties will be payable.

Customer-sponsored research and development revenue for 2002 increased $365,000 to $3.0 million as compared to the same period in 2001. This increase resulted primarily from EMS' product development programs with Cypress Semiconductor, Hewlett Packard and Infineon. The amount of customer sponsored research and development revenue recognized during a given period is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period and the amount of work remaining to complete the program. For 2002, profit related to customer funded research and development revenue totaled
$927,000 as compared to $206,000 during 2001. This improvement is primarily attributable to a reduction in the estimated costs to complete our product development contract with Hewlett Packard and may not be representative of profit margins on customer funded research and development revenue to be recognized in future periods.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during 2002 decreased from 84% to approximately 70% as compared with 2001. Cost of sales associated with the Company's FRAM products decreased from 91% in 2001, to approximately 57% in 2002. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. During 2001 the Company recorded expenses of $450,000 for excess and obsolete FRAM inventories which are included in cost of product sales. Excluding this charge, FRAM cost of product sales as a percentage of revenue in 2001 was 81%. EMS's cost of product sales for 2002 decreased to 59% from 89% in 2001. EMS 2001 cost of product sales included $462,000 of inventory write-downs of excess and obsolete inventories. Excluding this charge EMS cost of product sales as a percentage of product revenue in 2001 was 49%. Cost of sales as a percentage of product revenue at our Mushkin subsidiary increased to 88% in 2002 as compared to 80% in 2001. This increase is the result of sustained price decreases in the DRAM industry during the last year.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the year 2002 decreased $4.6 million to $12.1 million, a decrease of 28% as compared with the same period in 2001. This decrease is primarily due to decreased contract design support services, photo mask and wafer costs for the development of new Enhanced-DRAM products, and an increased allocation of engineering resources to manufacturing activities.

                                   Page-30

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for 2002 decreased $1.3 million to $11.5 million, a decrease of 10% as compared to the same period in 2001. This decrease is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During 2002 and 2001, the Company recorded $0 and $1.5 million, respectively, of goodwill amortization.

STOCK-BASED COMPENSATION. During 2001, the Company recognized $0 of non-cash expenses for stock-based compensation as compared to $202,000 in 2001. In September 1999, certain officers of the Company were granted options to purchase common stock of the Company at $2.25 per share (the closing price on the date of grant), subject to stockholder approval to amend the Company's 1995 Stock Option Plan. These options vested 50% on March 31, 2000 and 50% on March 31, 2001. The Company's shareholders approved the amendment to the 1995 Plan on December 22, 1999. On that date, the intrinsic value of the options of $2,578,000 was recorded as deferred compensation. During the first quarter of 2001 the Company recognized the remaining compensation expense of $202,000. All stock based compensation charges are allocable to sales, general and administrative expenses.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense in 2002 decreased $874,000, to $308,000, primarily due to the November 2002 retirement of the Company's credit facility with the National Electrical Benefit Fund. Related party interest expense in 2002 results from interest charges related to a convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $524,000 in 2002 primarily due to interest expense related to the convertible debentures issued to Halifax Fund, L.P. and Bramwell Capital Corporation on April 1, 2002.

MINORITY INTEREST IN SUBSIDIARY. Minority interest in losses of the Company's EMS subsidiary of approximately $267,000 were recognized in 2001 as compared to $0 in 2002. The minority interest reflects Infineon's share of EMS losses for 2001.

LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES. During 2001, the Company sold 443,488 shares of Infineon common stock owned by the Company, consisting of all of the shares obtained through the share purchase agreement with Infineon dated December 14, 2000. During 2001, the Company recorded a loss of $11.4 million on the disposition and impairment of these securities. No such losses occurred in 2002.

NET LOSS APPLICABLE TO COMMON SHARES. During 2002, combined preferred stock dividends, and accretion of redeemable preferred stock decreased by $67,000 to $96,000. This decrease is attributable to the maturity and redemption of all of the remaining redeemable preferred stock on July 31, 2002.

                                   Page-31

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO
2000

REVENUE.  Total revenue for 2001 decreased $3.2 million, or 12%, from 2000.

Revenue from product sales decreased $1.0 million, or 6%, for 2001, as compared to 2000. FRAM product revenue for 2001 increased $553,000 to $4.5 million, an increase of 14%, as compared to 2000. This increase is attributable in part to a wider product portfolio. During 2001, the Company introduced seven new FRAM products. At the end of 2001, the FRAM product portfolio contained seventeen products in multiple package configurations serving both 3-volt and 5-volt product applications and density ranges of 4-kilobit to 256-kilobit.

Product revenue from the Company's EMS subsidiary decreased $6.4 million for 2001, to $1.2 million, a decrease of 85% as compared to 2000. The decrease in EMS product sales is primarily attributable to a substantial decline in 4-megabit product sales as this product line approached end-of-life. The Company is no longer manufacturing its 4-megabit product.

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

Customer-sponsored research and development revenue for 2001 decreased by $3.0 million to $2.6 million, a decrease of 53% as compared to 2000. During 2000, the Company was engaged with Fujitsu for the purpose of developing a
0.35 micron advanced FRAM manufacturing process, which generated revenue of $4.0 million. The Fujitsu program was successfully completed in the fourth quarter of 2000. In addition, the Company recognized customer-sponsored research and development revenue in 2001 and 2000 from product development agreements with Cypress Semiconductor and Hewlett Packard for the development of next generation Enhanced-DRAM products.

                                   Page-32

During 2001, quarterly revenue was $3.5 million, $3.4 million, $7.5 million and $8.5 million for the first, second, third and fourth quarters, respectively. Significant increases in revenue during the third and fourth quarters as compared to the first and second quarters are the result of increased product sales from our FRAM and Mushkin business units and increased license and development fee revenue related to engaging with Texas Instruments on a technology license and development agreement during the third quarter. Our FRAM business unit product revenue increased as a result of a wider product portfolio and the initial shipments into the Ampy metering program. Product sales at our Mushkin business unit increased during the second half of 2001 as a result of adding sales personnel to facilitate direct customer sales, expanding our sales channels beyond internet sales.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during 2001 increased from 66% to approximately 84% as compared with 2000. Cost of sales associated with the Company's FRAM products increased to 91% in 2001 compared to 74% in 2000. This increase is primarily attributable to high production costs for initial deliveries of product into the Ampy/ENEL metering program, a major customer program to replace 27 million utility meters in Italy. The pre-production phase of this program was completed in 2001 with the production ramp beginning in the first quarter of 2002. A design revision to reduce costs is complete and production wafers are currently being manufactured. The Company expects to consume the remaining high cost units and begin delivery of the lower cost parts during the first quarter of 2002. During 2001 the Company also recorded expenses of $450,000 for excess and obsolete inventories which are included in cost of product sales. Excluding this charge, FRAM cost of product sales as a percentage of revenue was 81% EMS cost of product sales as a percentage of product revenue increased to 89% from 49% in 2000 as a result of inventory write-downs of excess and obsolete inventories totaling approximately $462,000. Excluding this charge EMS cost of product sales as a percentage of product revenue was 49%. Mushkin cost of product sales as a percentage of product revenue increased from 77% to 80% when compared to 2000. The increase in Mushkin's cost of product sales as a percentage of product revenue is principally due to decreases in the average selling prices per megabit of memory, due to extreme pricing pressure in world-wide commodity DRAM markets during 2001.

During 2001, the Company experienced increases in the costs of sales as a percentage of product revenue for its FRAM, EMS and Mushkin business units. Quarterly increases in FRAM cost of sales as a percentage of product revenue is primarily attributable to high production costs for initial deliveries of product into the Ampy metering program. During the fourth quarter EMS cost of sales increased substantially as a percentage of product revenue due to a charge for excess and obsolete inventories. Our
Mushkin business unit also experienced increased cost of sales as a percentage of product revenue during 2001, primarily because of decreases in the average selling prices per megabit of memory, due to extreme pricing pressure in world-wide commodity DRAM markets during 2001.

                                   Page-33

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

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative ("SG&A") expenses (including stock-based compensation) for 2001 decreased $801,000 to $12.8 million, a decrease of 6% as compared to 2000. This decrease is primarily attributable to a reduction of stock-based compensation (see "Stock-Based Compensation" below) of $2.0 million. This decrease is offset by incremental general and administrative costs and goodwill amortization related to the Company's Mushkin subsidiary, which was acquired in June 2000. Mushkin selling, general and administrative expenses for 2001 were $3.5 million, including $1.3 million related to goodwill amortization. During 2000 Mushkin's selling, general and administrative expenses were $1.4 million, including $700,000 related to goodwill amortization. Increases in SG&A expenses related to our Mushkin subsidiary are offset by reductions in consulting fees, foreign withholding tax payments on licensing revenue and sales commissions to outside sales representatives as EMS product revenue declined year over year.

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

INTEREST EXPENSE. Related party interest expense in 2001 increased $21,000, totaling $1.2 million, and was primarily related to non-cash amortization of a note payable discount for the valuation of stock warrants issued in connection with the amendment of the Company's credit facility with the National Electrical Benefit Fund.

                                   Page-34

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

LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES. During 2001, the Company sold 443,488 shares of Infineon common stock the Company held, consisting of all of the shares obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company received proceeds of $8.6 million from these sales. During 2001, the Company recorded a loss of $11.4 million on the disposition and impairment of these securities. Loss on sales and impairments were $11.9 million in the third quarter 2001 and a gain on sales of $563,000 in the fourth quarter 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result, effective January 1, 2000, the Company changed its method of recognizing revenue on certain payments resulting from technology licensing activities. In prior years the Company recognized non-refundable technology license agreement payments when billed in accordance with contractual arrangements. In accordance with SAB No. 101's guidance, the Company now recognizes revenue related to technology licensing agreements over the licensing and/or royalty bearing period. The effect of this change in revenue recognition was to increase income before the cumulative effect of the accounting change by approximately $135,000 or $0.01 per share in 2001 and $150,000 or $0.01 per share in 2000. The cumulative effect of retroactively applying this change in accounting principle to periods prior to 2000 resulted in a one-time non-cash charge of $1.5 million and is included in net loss for the year ended December 31, 2000.

NET LOSS APPLICABLE TO COMMON SHARES. During 2001, combined preferred stock dividends, and accretion of redeemable preferred stock increased by $40,000 to $163,000. This increase is attributable to a 2% increase in the dividend rate as a result of the Company's election to pay required dividends in the Company's preferred stock instead of cash.

EXPECTED FUTURE RESULTS OF OPERATIONS

The Company's ability to significantly increase product sales and achieve profitability will depend on several factors, including: (i) the completion of the development and qualification for manufacturing of new FRAM products;
(ii) the completion of the development and qualification for manufacturing of the Company's new Enhanced-DRAM products; (iii) participation the in Ampy/ENEL utility meter program throughout the life of such program; (iv) wider customer acceptance of its FRAM and Enhanced-DRAM products; (v) market acceptance and adoption of our customer's products; (vi) market acceptance of

                                   Page-35
new FRAM and Enhanced-DRAM products which may be developed; (vii) the Company's ability to manufacture its products on a cost-effective and timely basis through alliance foundry operations and third-party foundry sources;
(viii) the availability and related cost of future financing; (ix) factors not directly related to the Company, including market conditions, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; (x) memory market conditions and competitive forces which may negatively impact average selling prices of the Company's products; (xi) negative trends in the global economy, and (xii) political conditions related to on-going military actions against terrorism.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and Enhanced-DRAM products, decrease the cost of producing such products and develop and commercialize new FRAM and Enhanced-DRAM products. The Company expects revenue will continue to be sporadic in the foreseeable future until the Company's products gain wider market acceptance, milestones under existing customer-sponsored product development programs are achieved, new customer-sponsored research and development programs are entered into, new license arrangements are entered into and milestones under the Company's existing and any new license and development agreements are achieved.

Product revenue growth in 2003 will be highly dependent upon product sales to one or more key customers. In June 2000, the Company entered into a five year volume purchase agreement with Ampy Automaton Digilog, Ltd. for the primary purpose of supplying approximately 27 million units of FRAM product over a 3 to 4 year period for a utility meter replacement program at ENEL SpA, a leading supplier of power in Italy. Ramtron will also supply FRAM product to Ampy for use in other meters it builds. The agreement includes pricing provisions, purchase order placement, reschedule and order cancellation provisions. There are no order quantity or schedule guarantees. During 2002 the Company supplied approximately 8 million units into the production phase of this program and expects this program to represent a significant portion of the Company's 2003 FRAM product revenue. The Company's EMS business unit has been engaged with Cypress Semiconductor and Hewlett Packard to develop ESRAM products. The Company's ESRAM products will be available for sale in 2003 and will be the primary source of product revenue for EMS. Hewlett Packard is expected to use the ESRAM in a new line of server products and is expected to be the primary customer for the ESRAM products during 2003. Any delay in the production ramp of these programs could significantly reduce revenue growth below current expectations for 2003.

To gain access to advanced CMOS manufacturing processes and facilities, Ramtron has entered into manufacturing alliances and licensing agreements for FRAM products with companies having or constructing advanced memory products manufacturing capability, including Rohm, Hitachi, Toshiba, Fujitsu, Infineon and Texas Instruments. Since the purchase or construction of an advanced manufacturing facility capable of mass producing memory devices would require a capital outlay well beyond the Company's current capital resources, the Company believes that the most suitable alternative is this strategic-

                                   Page-36
alliance approach, which the Company believes will enable it to develop, manufacture and sell FRAM products more rapidly and cost effectively than any other available alternative. Ramtron's intention is to utilize current and future alliance relationships as foundry sources for FRAM products in order to provide the Company with low-cost, high-volume, high-quality FRAM products for resale to customers.

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

Currently, the Company's Enhanced-DRAM products are being manufactured under a foundry agreement with Infineon that extends through January 2010. This agreement allows the Company access to Infineon's most advanced DRAM processing technologies while avoiding the high capital costs associated with operating a DRAM manufacturing facility that would have otherwise been incurred by the Company if it had chosen to manufacture these products with Company-provided resources.

As a result of industry wide oversupply of semiconductor memory products, significant price decreases within the industry have occurred during the past several years. Historically, the semiconductor memory industry has experienced declining average selling prices, and the Company believes these declines will continue to affect the Company. Accordingly, the Company's ability to increase revenue and margins on its products depends on the Company's ability to increase unit sales volumes and to introduce new products with higher margins or further reduce its manufacturing costs to offset the declines in average selling prices. Absent these actions, declining average selling prices would have an adverse effect on the Company's gross profit margins and the overall financial performance of the Company. There can be no assurance that the Company will be able to increase unit sales volumes, introduce new, higher margin products or reduce its manufacturing costs in the future.

In addition, the Company periodically writes-down its inventory for estimated obsolescence or lack of marketability. During 2002, 2001 and 2000, the Company recorded charges of $258,000, $912,000 and $195,000, respectively, for such losses. There can be no assurance that the Company will not record write-downs for obsolescence or lack of marketability in future periods.
Such write-downs, if material, could have an adverse effect on the Company's results of operations and financial position.

                                   Page-37

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenue generated from operations and licensing has been insufficient to fund operations, the Company has depended for funding principally on its ability to raise equity capital through private placements of stock and lines of credit.

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

On March 2002, the Company issued $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund, managed by The Palladin Group, L.P. and Bramwell Capital Corporation, managed by Cavallo Capital.
The debentures are convertible into the Company's common stock at a fixed conversion price of $3.77, which is equal to the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The Company may force conversion of the debenture after 18 months, provided the VWAP of the Company's common stock is at least 200% of the conversion price for 20 or more of 30 consecutive trading days. The debenture is secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and certain accounts receivable. In addition, 700,435, 5-year common stock warrants were issued to the investors at an exercise price of $4.28 per share.

                                   Page-38

The debenture agreement requires the Company to meet certain financial covenants. For 2003, those covenants include: (1) capital expenditures not to exceed 3% of gross revenue from sales; (2) EBITDA Earnings of $750,000 for each six month period ending June 30, 2003, September 30, 2003 and December 31, 2003; and (3) EBITDA Earnings for any fiscal quarter in 2003 not to exceed negative $500,000.

Cash and cash equivalents decreased by $37,000 in 2002 to $3.2 million. Cash flow used for operations decreased from $15.0 million in 2001 to $5.0 million in 2002. Cash generated by operating income, after non-cash charges was $752,000 in 2002 compared to a use of cash of $16.5 million in 2001. Additionally, working capital requirements increased approximately $7.2 million as compared to 2001, primarily due to growth in accounts receivable and inventories to support a 134% growth in product sales during 2002.

Accounts receivable increased $3.7 million in 2002 from $5.2 million at the end of 2001 as a result of increased product revenue in the fourth quarter of 2002 as compared to product revenue in 2001 and $2.6 million in accounts receivable from third quarter 2002 shipments to a subcontract manufacturer on the Ampy/ENEL program who has delayed payment to the Company. During the first quarter of 2003 the Company collected approximately 56% of the outstanding balance due from this customer. Based on the subsequent payments and other information available to management, the Company believes the remaining balance will ultimately be collected and, as such, no reserves have been recorded related to this outstanding balance. The amount the Company will ultimately receive in future payments from this customer could differ materially from the amounts recorded as of December 31, 2002 and could require additional charges for uncollectible accounts receivable.

Inventories increased by 20% in 2002 from $7.5 million at the end of 2001 to $9.0 million at the end of 2002. This increase is due to a fourth quarter slow-down in shipments into the Ampy/ENEL program as ENEL depleted some excess inventories. The Company expects to deplete the increased inventory quantities during the first 4 or 5 months of 2003.

Accounts payable and accrued liabilities increased on a year-over-year basis from $4.9 million at the end of 2001 to $7.1 million at the end of 2002. This increase is primarily attributable to increased FRAM inventory purchases in the fourth quarter of 2002 as compared to the same period in 2001.

Deferred revenue decreased $2.8 million from $10.8 million at the end of 2001 to $8.0 million at the end of 2002. This decrease is primarily related to earning previously deferred revenue related to the Texas Instruments licensing and technology development agreements the Company entered into during 2001. Additionally, the Company recorded $1.5 million of deferred revenue related to a FRAM technology license milestone payment from an existing licensee. Deferred revenue related to this milestone will be amortized into revenue over the 9 year remaining life of such technology license.

                                   Page-39

Cash used in investing activities was $1.2 million in 2002, compared to $7.6 million of cash generated by investing activities in 2001. In 2001, the Company generated approximately $8.6 million from the sale of 443,488 shares of Infineon common stock. Capital expenditures were $706,000 in 2002 compared to $433,000 in 2001. Expenditures for intellectual property remained relatively flat at $527,000 in 2002 and $558,000 in 2001.

Cash provided by financing activities was $6.2 million in 2002. The Company generated net proceeds of approximately $7.2 million from the sale of convertible debentures to Infineon, Halifax Fund, L.P. and Bramwell Capital Corporation pursuant to a share purchase agreement dated March 14, 2002. The Company used $1.2 million to redeem the remaining outstanding convertible
preferred stock on July 31, 2002, its maturity date.   In 2001, net cash
provided by financing activities was $3.4 million, which was raised from the issuance of $10.0 million common stock to Infineon and offset by the repayment of a $7.0 million note payable to the National Electrical Benefit Fund.

Equipment and plant expenditures are expected to be minimal during 2003.

The Company has incurred net losses from operations since inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, success in raising additional financing to fund operations, achieving forecasted revenue growth, maintaining gross profit margins and entering into additional license and research and development arrangements. There is no guarantee that the Company will be successful in addressing such risks.

The Company's current business plan contemplates revenue growth in 2003 due to increasing market penetration of the Company's FRAM products and the introduction of new Enhanced-DRAM products.

In addition, the Company obtained a $3 million line of credit with Wells Fargo in March 2003 that is secured by certain accounts receivable and the Company's inventories (see Note 18 to the consolidated financial statements). The Company believes these factors, along with cash on hand as of December 31, 2002, will be sufficient to fund its operations at least through December 31, 2003.

In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Enhanced-DRAM products, the Company's projected continuing research and development expenditures, other projected operating expenditures and the results of pending patent litigation, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect the Company's ability to continue business operations.

                                   Page-40

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements. At December 31, 2002, the Company's commitments under these obligations were as follows (in thousands):

                Operating        NEBF         Convertible
                 Leases     Consulting Fee*    Debenture    Total
                 ------     ---------------   -----------   ------

   2003          $  987            $ 80         $   --     $ 1,067
   2004             745              80             --         825
   2005              19              80             --          99
   2006              15              80             --          95
   2007              --              80          8,000       8,080
                 ------           -----         ------     -------
     Total       $1,766            $400         $8,000     $10,166
                 ======           =====         ======     =======

* These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

The Company's EMS subsidiary has entered into an agreement with its subcontract assembly and test supplier. If the committed volume of 500,000 units under this agreement are not manufactured by the end of 2003, EMS may be liable for $1.00 per unit for the volume shortfall.

LEGAL MATTERS. The Company is currently involved in a patent interference proceeding (see Item 3 - "Patent Interference Proceeding" and Note 15 in the 2002 consolidated financial statements). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

CRITICAL ACCOUNTING POLICIES. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                                   Page-41

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

Revenue from licensing programs is recognized over the period the Company is required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers are recognized as the services are performed, generally, as contractual milestones are met. In situations where the Company licenses its technology and also provides development assistance, the Company records the total proceeds to be received as revenue over the longer licensing period.

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

While the Company maintains a stringent credit approval process, significant judgments are made by management in connection with assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continue to monitor our customers' credit worthiness, and use our judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                                   Page-42

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value.
Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) and ceased amortization of its goodwill.
Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment testing as of January 1, 2002, and performed its annual goodwill impairment testing as of December 31, 2002, and determined that no impairments existed at those dates. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions. As a result of future periodic, at least annual, impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company. Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

                                   Page-43

NEW ACCOUNTING STANDARDS

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity's product warranty liabilities. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure of SFAS No. 148 are effective for the Company's fiscal year ended December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

                                   Page-44

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at December 31, 2002 would have less than an $100,000 effect on the earnings or cash flows.

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

                                   Page-45

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                               Page
                                                                 ----------
Report of KPMG LLP, Independent Auditors                         F-1 to F-2

Report of Arthur Andersen LLP, Independent Public Accountants    F-3 to F-4

Consolidated Balance Sheets as of December 31, 2002 and 2001        F-5

Consolidated Statements of Operations
for the years ended December 31, 2002, 2001 and 2000                F-6

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2002, 2001 and 2000             F-7 to F-8

Consolidated Statements of Cash Flows
for the years ended December 31, 2002, 2001 and 2000                F-9

Notes to Consolidated Financial Statements                       F-10 to F-35

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-36


                                   Page-46

INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors of Ramtron International Corporation:

We have audited the accompanying consolidated balance sheet of Ramtron International Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Ramtron International Corporation and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 17 to the consolidated financial statements, in their report dated March 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, Ramtron International Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                                    Page F-1

As discussed above, the consolidated balance sheet of Ramtron International Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 17, the consolidated financial statements as of December 31, 2001 and for each of the fiscal years ended December 31, 2001 and 2000 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 17 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Ramtron International Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


KPMG LLP


 Denver, Colorado,
   February 7, 2003, except
   as to the last paragraph of note 13 and note 18, which are as of March 31, 2003

                                    Page F-2

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

/S/ Arthur Andersen LLP
Denver, Colorado,
   March 18, 2002.

                                    Page F-3

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on March 18, 2002. The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The Andersen report refers to the consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1999 which are no longer included in the accompanying financial statements.

                                    Page F-4

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                       (in thousands, except share data)
                                 -------------
                                                          2002        2001
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                             $ 3,222     $ 3,259
   Accounts receivable, less allowances
     of $231 and $294, respectively                        8,981       5,224
   Inventories                                             8,952       7,475
   Other current assets                                      232         244
                                                        ---------   ---------
      Total current assets                                21,387      16,202
Property, plant and equipment, net                         4,600       4,941
Goodwill and intangible assets, net                       14,150      14,676
Other assets                                                 805          --
                                                        ---------   ---------
      Total assets                                       $40,942     $35,819
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $ 5,960     $ 3,900
   Accrued liabilities                                     1,147       1,038
   Deferred revenue                                        2,778       7,152
                                                        ---------   ---------
      Total current liabilities                            9,885      12,090

Deferred revenue                                           5,175       3,612
Long-term promissory notes net of
   unamortized discount of $2,272                          5,728          --
                                                        ---------   ---------
      Total liabilities                                   20,788      15,702
                                                        ---------   ---------
Commitments and Contingencies (Notes 6 and 15)

Redeemable preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 and 1,092 shares issued and
   outstanding, respectively, entitled to $1,000 per
   share plus accrued and unpaid dividends in liquidation     --       1,078
                                                        ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
     22,123,768 and 22,081,443 shares issued and
     outstanding, respectively                               221         221
   Additional paid-in capital                            234,517     231,479
   Accumulated deficit                                  (214,584)   (212,661)
                                                        ---------   ---------
      Total stockholders' equity                          20,154      19,039
                                                        ---------   ---------
      Total liabilities and stockholders' equity         $40,942     $35,819
                                                        =========   =========
See accompanying notes to consolidated financial statements.
                                    Page F-5

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2002, 2001 and 2000
                    (in thousands, except per share amounts)
                                 -------------
                                                2002       2001       2000
                                              --------   --------   --------
Revenue:
   Product sales                               $40,309   $ 17,213   $ 18,262
   License and development fees                  6,829      2,704      2,000
   Royalties                                       398        295        188
   Customer-sponsored research and development   3,009      2,644      5,629
                                              ---------  ---------  ---------
                                                50,545     22,856     26,079
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        28,034     14,378     11,999
   Research and development                      9,977     14,216      8,013
   Customer-sponsored research and development   2,082      2,438      5,397
   Sales, general and administrative
    (exclusive of non-cash compensation
     expense shown below)                       11,483     12,592     11,412
   Stock-based compensation                         --        202      2,183
                                              ---------  ---------  ---------
                                                51,576     43,826     39,004
                                              ---------  ---------  ---------
Operating loss                                  (1,031)   (20,970)   (12,925)
Interest expense, related party                   (308)    (1,182)    (1,161)
Interest expense, other                           (560)       (36)       (16)
Other income, net                                   72        315        522
Minority interest in net loss of subsidiary         --        267        706
Loss on disposition of marketable equity
  securities                                        --    (11,382)        --
                                              ---------  ---------  ---------
Net loss before cumulative effect of
  accounting change                             (1,827)   (32,988)   (12,874)
Cumulative effect of accounting change              --         --     (1,500)
                                              ---------  ---------  ---------
Net loss                                      $ (1,827)  $(32,988)  $(14,374)
                                              =========  =========  =========
Net loss per common share:
   Net loss                                   $ (1,827)  $(32,988)  $(14,374)
   Dividends on redeemable preferred stock         (82)      (139)       (99)
   Accretion of redeemable preferred stock         (14)       (24)       (24)
                                              ---------  ---------  ---------
Net loss applicable to common shares          $ (1,923)  $(33,151)  $(14,497)
                                              =========  =========  =========
Net loss per share - basic and diluted:
  Net loss per share before cumulative effect
     of accounting change                     $  (0.09)  $  (1.57)  $  (0.79)
  Cumulative effect of accounting change            --         --      (0.09)
                                              ---------  ---------  ---------
Net loss per common share                     $  (0.09)  $  (1.57)  $  (0.88)
                                              =========  =========  =========
Weighted average shares outstanding:
  - Basic and diluted                           22,088     21,177     16,542
                                              =========  =========  =========
See accompanying notes to consolidated financial statements.
                                    Page F-6

                                                           RAMTRON INTERNATIONAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  For the years ended December 31, 2002, 2001 and 2000
                                                        (in thousands, except par value amounts)
                                                                     --------------
                                        Common Stock                                       Accumulated
                                      ($.01) Par Value             Additional                 Other      Comprehensive   Total
                                      ----------------  Deferred     Paid-in  Accumulated Comprehensive     Income    Stockholders'
                                       Shares  Amount Compensation   Capital    Deficit    Income(Loss)     (Loss)       Equity
                                       ------  ------ ------------ ---------- ----------- ------------- ------------- -------------
Balances, December 31, 1999            14,609   $146    $(2,423)    $180,613   $(165,013)    $     --      $     --       $13,323
 Redeemable preferred stock accretion      --     --         --          (24)         --           --            --           (24)
 Redeemable preferred stock
  dividend                                 --     --         --           --         (99)          --            --           (99)
 Conversion of redeemable
  preferred stock                          25     --         --          117          --           --            --           117
 Exercise of options                       80      1         --          186          --           --            --           187
 Exercise of warrants                   1,135     11         --        5,638          --           --            --         5,649
 Conversion of note payable               676      7         --        3,371          --           --            --         3,378
 Amortization of stock based
  compensation                             --     --      2,221          (38)         --           --            --         2,183
 Issuance of common stock
  warrants for services provided           --     --         --          182          --           --            --           182
 Stock issued to acquire Mushkin          952     10         --        9,990          --           --            --        10,000
 Sale of interest in EMS                   --     --         --        1,010          --           --            --         1,010
 Other                                     --     --         --           (7)        (24)          --            --           (31)
 Net loss                                  --     --         --           --     (14,374)          --            --       (14,374)
                  -----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000            17,477    175       (202)     201,038    (179,510)          --            --        21,501
 Redeemable preferred stock accretion      --     --         --          (24)         --           --            --           (24)
 Redeemable preferred stock
  dividend                                 --     --         --           --        (139)          --            --          (139)
 Exercise of options                      174      2         --          386          --           --            --           388
 Issuance of stock options
  for services provided                    --     --         --          123          --           --            --           123
 Amortization of stock based
  compensation                             --     --        202           --          --           --            --           202
 Sale of stock to Infineon              4,430     44         --       29,956          --           --            --        30,000
 Other                                     --     --         --           --         (24)          --            --           (24)
 Unrealized loss on marketable
  securities                               --     --         --           --          --      (11,382)      (11,382)           --
 Reclassification adjustment for
  losses on marketable securities
  included in net loss                     --     --         --           --          --       11,382        11,382            --
 Net loss                                  --     --         --           --     (32,988)          --       (32,988)      (32,988)
                                                                                                            --------
 Comprehensive loss                        --     --         --           --          --           --      $(32,988)           --
                                                                                                           =========
                                       --------------------------------------------------------------------         ---------------
                                    Page F-7

Balances, December 31, 2001            22,081    221         --      231,479    (212,661)          --            --        19,039
Redeemable preferred stock accretion       --     --         --          (14)         --           --            --           (14)
 Redeemable preferred stock
  dividend                                 --     --         --           --         (82)          --            --           (82)
 Exercise of options                       43     --         --           93          --           --            --            93
 Issuance of stock options
  for services provided                    --     --         --           78          --           --            --            78
 Debt discount on issuance
  of debentures                            --     --         --        2,673          --           --            --         2,673
Issuance of common stock warrants
  for services provided                    --     --         --          189          --           --            --           189
 Other                                     --     --         --           19         (14)          --            --             5
Net loss                                   --     --         --           --      (1,827)          --            --        (1,827)
                                       --------------------------------------------------------------------------------------------
Balances, December 31, 2002            22,124  $221     $    --     $234,517   $(214,584)          --            --       $20,154
                                       ============================================================================================

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000
                                (in thousands)
                                --------------
                                                  2002       2001      2000
                                                --------  ---------  --------
Cash flows from operating activities:
   Net loss                                   $ (1,827)  $(32,988)  $(14,374)
   Adjustments used to reconcile net loss to
    net cash used in operating activities:
     Cumulative effect of accounting change          --        --      1,500
     Depreciation and amortization                1,837     3,433      3,146
     Amortization of debt discount                  401       686        548
     Warrants and stock options issued for
       services                                      78       123        182
     Stock based compensation                        --       202      2,183
     Provision for inventory write-off              258       912        195
     Minority interest in subsidiary                 --      (267)      (706)
     Loss on disposition and impairment of
       marketable equity securities                  --    11,382         --
     Loss on abandonment of patents                 263        --         --

   Changes in assets and liabilities:
     Accounts receivable                         (3,757)   (3,514)       465
     Inventories                                 (1,735)   (1,197)    (2,836)
     Accounts payable and accrued liabilities     2,169    (1,533)     1,998
     Accrued interest                                --        --       (230)
     Deferred revenue                            (2,811)    7,875       (777)
     Other                                          159      (126)        51
                                                --------  ---------  --------
       Net cash used in operating activities     (4,965)  (15,012)    (8,655)
                                                --------  ---------  --------
Cash flows from investing activities:
   Cash from acquired subsidiary                     --         --       665
   Purchase of property, plant and equipment       (706)      (433)     (635)
   Expenditures for intellectual property          (527)      (558)     (556)
   Proceeds from sale of investment                  --      8,618        --
                                                --------  ---------  --------
       Net cash provided by (used in)
         investing activities                    (1,233)     7,627      (526)
                                                --------  ---------  --------
Cash flows from financing activities:
   Proceeds from debenture issuance               8,000        --         --
   Convertible debenture issue costs               (758)       --         --
   Payments on note payable, related party           --    (7,000)        --
   Issuance of common stock, net of expenses         93    10,388      5,836
   Redemption of convertible preferred stock     (1,174)       --         --
                                                --------  ---------  --------
       Net cash provided by financing
         activities                               6,161     3,388      5,836
                                                --------  ---------  --------
Net decrease in cash and cash equivalents           (37)   (3,997)    (3,345)

Cash and cash equivalents, beginning of year      3,259     7,256     10,601
                                                --------  ---------  --------
Cash and cash equivalents, end of year          $ 3,222   $ 3,259    $ 7,256
                                                ========  =========  ========
See accompanying notes to consolidated financial statements.
                                    Page F-9

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2002, 2001 and 2000
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the "Company") designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company has two product lines, ferroelectric nonvolatile random access memory ("FRAM") products and high-speed DRAM (dynamic random access memory) products, called Enhanced-DRAM products. Enhanced-DRAM products are sold through the Company's Enhanced Memory Systems, Inc. ("EMS") and Mushkin Inc. ("Mushkin") subsidiaries.

The Company's revenue is derived primarily from the sale of its FRAM and Enhanced-DRAM products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk controllers and industrial control devices.

The Company has incurred net losses from operations since its inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, success in raising additional financing to fund operations, achieving forecasted revenue on supply arrangements, and entering into additional license and research and development arrangements. There is no guarantee that the Company will be successful in addressing such risks.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.
Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's 80% owned subsidiary, Enhanced Memory Systems, Inc. and its wholly owned subsidiaries, Mushkin Inc., acquired in June 2000, and Ramtron Kabushiki Kaisha ("Ramtron K.K."). The Company formed EMS to operate its Enhanced-DRAM business. Mushkin was acquired in June 2000 to expand the Company's Enhanced-DRAM product business. The Company formed Ramtron K.K. to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japanese alliance partners. To date, Ramtron K.K. has had limited operations. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue from licensing programs is recognized over the period the Company is required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers are recognized as the services are performed, generally, as contractual milestones are met. In situations where the Company licenses its technology and also provides development assistance, the Company records the total proceeds to be received as revenue over the longer licensing period. The revenue recorded by the Company in each reporting period is dependent upon estimates regarding the cost of projects and the achievement of milestones. Changes in estimates regarding these matters could result in revisions to the amount of revenue recognized on these arrangements.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. On January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangibles" (SFAS No. 142) and ceased amortization of its goodwill. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its transitional goodwill impairment testing as of January 1, 2002, and performed its annual goodwill impairment testing as of December 31, 2002, and determined that no impairments existed at those dates. For more information on goodwill and the adoption of SFAS No. 142, see Note 17.

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. The amounts capitalized for patents include the cost of acquiring and defending the patent.

IMPAIRMENT OF LONG-LIVED ASSETS. On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. No impairments of long-lived assets were recorded in 2002, 2001 or 2000.

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

Included in cash and cash equivalents as of December 31, 2002 are $1.5 million of corporate debt securities. These securities are classified as available- for-sale and carried at their amortized cost, which approximated fair value. There were no debt securities included in cash and cash equivalents at December 31, 2001.

NET LOSS PER SHARE. Basic earnings per share is computed by dividing reported earnings applicable to common shares by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants, stock options, convertible debt and convertible preferred stock, would be anti-dilutive and thus, are excluded from diluted earnings per share. Potentially dilutive securities excluded from diluted earnings per share were 9,033,000, 5,771,000 and 8,359,000 shares in 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATON. At December 31, 2002, the Company had four stock-based compensation plans, which are more fully described in Note 7. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and Amendment of FASB Statement No. 123", the Company's net loss would have been increased to the following adjusted amounts:

                                   Year Ended     Year Ended     Year Ended
                                  Dec. 31, 2002  Dec. 31, 2001  Dec. 31, 2000
                                  -------------  -------------  -------------
                                    (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                       $(1,923)      $(33,151)     $(14,497)
    Pro forma                          (4,181)       (36,235)      (18,533)

Net Loss Per Share
    As reported - basic and diluted   $ (0.09)      $  (1.57)     $  (0.88)
    Pro forma - basic and diluted       (0.19)         (1.71)        (1.12)

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2002, 2001 and 2000 grants:

                                         2002          2001          2000
                                      ----------    ----------    ----------
          Risk Free Interest Rate         4.00%       4.00%         6.63%
          Expected Dividend Yield            0%          0%            0%
          Expected Lives                 4.0 years   4.0 years     4.0 years
          Expected Volatility              111%        113%          109%

The weighted average fair value of shares granted during the years ended December 31, 2002, 2001 and 2000 was $2.75, $1.67 and $5.12, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity's product warranty liabilities. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is in the process of assessing the impact of the recognition provisions of FIN 45 on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure of SFAS No. 148 are effective for the Company's fiscal year ended December 31, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2002        2001
                                        ------      ------
                                          (in thousands)

          Finished goods                $3,783      $5,442
          Work in process                5,401       2,974
          Obsolescence reserve            (232)       (941)
                                        ------      ------
                                        $8,952      $7,475
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2002      2001
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --        $   668   $   668
Buildings and improvements                    18 and 10      8,942     8,942
Equipment                                         5         14,892    14,191
Office furniture and equipment                    5            620       622
                                                           -------   -------
                                                            25,122    24,423
Less accumulated depreciation and amortization             (20,522)  (19,482)
                                                           -------   -------
                                                           $ 4,600   $ 4,941
                                                           =======   =======

Depreciation and amortization expense for property, plant and equipment was $1,047,000, $1,087,000 and $1,145,000 for 2002, 2001 and 2000, respectively.
Maintenance and repairs expense was $616,000, $710,000 and $851,000 for 2002, 2001 and 2000, respectively.

4.  INTANGIBLE ASSETS:

Intangible assets consist of:

                                               Estimated       December 31,
                                              Useful Lives   ---------------
                                               (In Years)     2002     2001
                                              ------------  -------   ------
                                                             (in thousands)

Technology license                                  6       $ 1,983  $ 1,983
Patents and trademarks                             17         7,934    7,788
License rights                                      5         2,150    2,150
Goodwill                                                     13,862   13,862
                                                            -------   ------
                                                             25,929   25,783
Less accumulated amortization                               (11,779) (11,107)
                                                            -------   ------
                                                            $14,150  $14,676
                                                            =======   ======

In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement, as amended, has a term of ten years. The technology license was valued at approximately $1,983,000 and is being amortized over six years. The increase in the carrying value of the Company's investment in EMS of $1,010,000 as a result of the shares issued to Infineon was recorded as an increase to additional paid-in capital. Prior to this transaction, Infineon was not a shareholder, promoter or related party to the Company or EMS. The value of the transaction was determined on the date of the transaction primarily by a discounted cash flow appraisal of the shares issued and secondarily by comparison to the value of similar technology licenses. The Company did not recognize a gain on this transaction because of the uncertainty of the realization of that gain.

Amortization expense for intangible assets was $790,000, $2,346,000 and $2,001,000 for 2002, 2001 and 2000, respectively.

5.  LONG-TERM DEBT:

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures, Infineon owned 4,430,005

                                    Page F-17
shares of Ramtron's outstanding common stock, or 20% of its outstanding shares, and 20% of the outstanding shares of the Company's subsidiary, Enhanced Memory Systems, Inc. ("EMS"). On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. The debenture agreement requires capital expenditures of less than $1.5 million and EBITDA losses of less than $2 million for the year ended December 31, 2002. The Company was in compliance with these covenants at December 31, 2002.
Interest paid to the debenture holders during 2002 was approximately
$305,000.

In addition, 700,435 5-year common stock warrants were issued to the investors with an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000. The following assumptions were used to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2002 as a result of the issuance of the warrants is approximately $1,507,000.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2002 as a result of the beneficial conversion feature is approximately $765,000.

6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2006 for various equipment. Minimum future annual lease payments under these leases as of December 31, 2002 are as follows:

            2003       $  987,000
            2004          745,000
            2005           19,000
            2006           15,000
                       ----------
                       $1,766,000
                       ==========

Total rent expense on all operating leases was $1,312,000, $698,000 and $490,000 for 2002, 2001 and 2000, respectively.

EMPLOYMENT AGREEMENTS. The Company has employment agreements with certain employees, which provide for certain payments and continuation of benefits should their employment terminate as defined in the employment agreements.

MANUFACTURING ALLIANCES. The Company has entered into third-party manufacturing agreements for the supply of its FRAM and Enhanced-DRAM products. The Company has relied and will continue to rely on such manufacturing relationships as the primary source of manufacturing for its products. The Company's third-party manufacturing agreements provide only for a call on the manufacturing capacity of the vendors. The product will be supplied to the Company at prices negotiated between the Company and such third-party manufacturers based on current market conditions. The Company does not engage in any take-or-pay agreements with its manufacturing alliances.

7.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK. In February 1998, the Company issued and sold in a private placement Series A Convertible Preferred Stock ("Preferred Stock"). On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock. After the restructuring, 872 shares of Preferred Stock remained outstanding.

The restated terms of the remaining Preferred Stock included (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of maturity of $1,000 per share plus accrued dividends. On July 31, 2002, in accordance with the restated terms of the preferred stock, the Company redeemed 1,160 shares for $1,174,000.

For the years ended December 31, 2002, 2001 and 2000, the Company recorded $82,000, $139,000 and $99,000 of dividends, respectively and $14,000, $24,000 and $24,000 of discount accretion on redeemable preferred stock, respectively.

COMMON STOCK PLACEMENT WITH INFINEON TECHNOLOGIES AG. The Company and Infineon Technologies AG entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to invest
$30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction Infineon owned approximately 20% of the Company's outstanding common stock. Infineon may transfer or sell its interest in the Company's shares in two equal-installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology,

                                    Page F-19
and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001, providing the Company with $10 million in cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares. All Infineon shares were sold by the Company during 2001.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                     Number of Shares
                                               -----------------------------
                                                      (in thousands)
                                Exercise        Principal
                             Price Per Share   Stockholders   Others   Total
                             ---------------   ------------   ------   -----
Outstanding and exercisable
at December 31, 1999           $1.15-$16.22       3,476         16     3,492

Granted                        $3.75-$17.00 (1)(2)  667        600     1,267
Exercised                      $1.15-$16.22        (667)      (571)   (1,238)
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2000           $2.25-$17.00       3,476         45     3,521

Cancelled                      $10.81-$16.22     (1,683)        --    (1,683)
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2001           $2.25-$17.00       1,793         45     1,838

Cancelled                          $5.00           (220)       (20)     (240)
Granted                        $3.77 - $4.28 (3)    700         76       776
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2002           $2.25 - $17.00     2,273        101     2,374
                                                 ===========================

All of the outstanding warrants are currently exercisable. Of such warrants, warrants to purchase 25,000 shares at $17.00 expire in March 2003; warrants to purchase 18,000 shares at $3.77 expire in March 2004; warrants to purchase 758,000 shares at $4.11 and $4.28 expire in March 2004; warrants to purchase 667,000 shares at $6.88 expire in December 2007; and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

  (1) In January 2000, the Company issued 667,000 warrants to its then Chairman, L. David Sikes, at an exercise price of $6.88, the fair value of common stock at the date of issuance. The warrants vested
      December 31, 2002 and are exercisable through 2007.

  (2) In January 2000, the Company issued 25,000 warrants to a third party for services provided at an exercise price of $17.00. These warrants vested immediately, are exercisable through March 2003 and were valued at $182,000 with the charge being included in sales, general and administrative expenses in the accompanying 2000 consolidated statements of operations.

  (3) In March 2002, the Company issued 700,000 warrants to purchasers of $8 million of convertible debentures offered by the Company at an exercise price of $4.28. These warrants vested immediately, expire in 2007 and were valued at $1,773,000.

All other outstanding warrants had a nominal value at the time of issuance.

DEFERRED COMPENSATION. Subject to shareholder approval to amend the Company's 1995 Stock Option Plan, options to purchase 500,000 shares of the Company's common stock were approved by the Board of Directors for certain officers of the Company on September 28, 1999, with an exercise price of $2.25 per share. On December 22, 1999 shareholders approved the amendment of the 1995 Stock Option Plan. On that date, the aggregate intrinsic value of the options was $2,578,000 and was recorded as deferred compensation. The unamortized compensation expense as of December 31, 2002, 2001 and 2000 was approximately $0, $0 and $202,000, respectively.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), and the 1999 Stock Option Plan (the "1999 Plan") (collectively, the "Plans"). The Plans reserve 6,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 2002, the Company has not granted any incentive stock options. The number of options available for future grant on these plans is 907,304.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 1999             $13.92          855        925      1,780

Granted                       $ 6.72          805        846      1,651
Cancelled                     $20.37          (18)       (86)      (104)
Exercised                     $ 2.33           --        (80)       (80)
Reclassification                             (122)       122         --
                                            ----------------------------
Outstanding at
December 31, 2000             $10.33        1,520      1,727      3,247

Granted                       $ 2.33          413        764      1,177
Cancelled                     $14.67         (158)      (375)      (533)
Exercised                     $ 2.23           --       (174)      (174)
Reclassification                              (18)        18         --
                                            ----------------------------
Outstanding at
December 31, 2001             $ 7.56        1,757      1,960      3,717

Granted                       $ 3.74          400        713      1,113
Cancelled                     $ 9.93          (10)      (242)      (252)
Exercised                     $ 2.19           --        (43)       (43)
                                            ----------------------------
Outstanding at
December 31, 2002             $ 6.54        2,147      2,388      4,535
                                            ============================

As of December 31, 2002, 2001 and 2000, 2,406,000, 1,792,000 and 1,305,000 of
the above options were exercisable, respectively, with weighted average exercise prices of $8.79, $10.90 and $16.27, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------        --------      -----------
                         (in thousands)

     $1.47 - $ 1.88           919             $ 1.87           8.78
     $1.90 - $ 3.76           804               2.41           7.23
     $3.80 - $ 3.80           994               3.80           9.93
     $3.90 - $ 7.44         1,281               6.38           7.58
     $7.62 - $40.95           537              26.13           4.41
                            -----
                            4,535
                            =====

                                                 Weighted Average
                                             --------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Exercisable         Price           Life
     --------------       -----------        --------      ------------
                         (in thousands)

     $1.47 - $ 1.88           367            $ 1.87            8.78
     $1.90 - $ 3.76           657              2.29            7.23
     $3.80 - $ 3.80           150              3.80            9.93
     $3.90 - $ 7.44           740              6.41            7.58
     $7.62 - $40.95           492             27.74            4.41
                            -----
                            2,406
                            =====

8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND. The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2002, 2001 and 2000, the Company was obligated to pay to the Fund approximately $80,000 per year in payment of such fees and expenses. Payments made for

                                    Page F-23
these obligations were $0, $471,000 and $0 during 2002, 2001 and 2000, respectively. The $471,000 payment in 2001 included previously accumulated fees and expenses. $100,000 and $40,000 related to this obligation are included in accrued liabilities as of December 31, 2002 and 2001, respectively.

In September 1995, the Company and the Fund entered into a Loan Agreement (the "Fund Credit Facility") which was amended on August 6, 1999. Pursuant to the terms of the amended credit facility (the "Amended Credit Facility"), the outstanding principal balance under the note was $7 million. The Amended Credit Facility bore interest at 8% per annum, payable quarterly. The Fund had the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The maturity date of the credit facility, as amended, was July 12, 2002. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. The Fund's common stock conversion privileges remained in effect until payment was made. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. On November 15, 2001, the Company paid to the Fund all outstanding principal and interest amounts due, totaling $7.1 million.

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

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG is a principal stockholder of the Company.

The Company and Infineon Technologies AG entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to invest $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. Upon completion of the transaction Infineon owned approximately 20% of the Company's outstanding common stock. Infineon may transfer or sell its interest in the Company's shares in two equal-installments twelve and eighteen months from the initial closing date. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon Technologies AG ("Infineon"). In consideration for the grant of the license, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement calls for Infineon to provide EMS with up to $200 million per year of committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. The agreement, as amended, has a term of ten years. The technology license was valued at approximately $1,983,000 and is being amortized over six years. Payments to Infineon for wafers, photomasks and tooling charges related to EMS's committed wafer manufacturing capacity during 2002, 2001 and 2000 were approximately $2,174,000, $2,272,000 and $1,002,000, respectively.

On March 29, 2002, the Company issued a $3 million, 5% interest, 5 year debenture to Infineon. The debenture is convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price("VWAP") of the Company's common stock prior to the transaction signing. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. In addition, 262,663 5-year common stock warrants were issued to Infineon with an exercise price of $4.28 per share. Interest paid to Infineon during 2002 was approximately $115,000.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                      2002     2001     2000
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                              $326     $533     $815
Income taxes                                            --       --       --

10.  INCOME TAXES:

As of December 31, 2002, the Company had approximately $151 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.6 million of research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers expire through 2022. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of deferred income taxes are as follows:

                                              December 31,
                                          --------------------
                                            2002         2001
                                          -------      -------
                                             (in thousands)
Deferred tax assets:
  Capital loss carryovers                 $ 7,300      $ 7,300
  Deferred revenue                          3,200        4,300
  Other                                     3,300        3,700
  Net operating loss carryovers            60,900       60,900
                                           ------      -------
                                           74,700       76,200
Valuation allowance                       (74,700)     (76,200)
                                           ------       ------
                                          $    --      $    --
                                           ======       ======

Management has determined, based on all available evidence, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax assets as of December 31, 2002.

The provision for income taxes includes the following:

                                                   December 31,
                                           ----------------------------
                                            2002       2001       2000
                                           ------     ------     ------
                                                  (in thousands)
Current:
  Federal                                  $   --     $   --     $   --
  State                                        --         --         --
                                           ------     ------     ------
  Total current                                --         --         --

Deferred:
  Federal                                    (500)   (11,000)    (4,640)
  State                                       (50)    (1,600)      (700)
                                           ------     ------     ------
  Total deferred benefit                     (550)   (12,600)    (5,340)

  Increase in valuation allowance             550     12,600      5,340
                                           ------     ------     ------
Total provision                            $   --     $   --     $   --
                                           ======     ======     ======

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference for the years ended December 31 were as follows:

                                                2002     2001     2000
                                               ------ --------  -------
                                                   (in thousands)

Computed tax at federal statutory rate        $(639)  $(11,546) $(5,031)
State income taxes, net of federal benefit      (91)    (1,649)    (718)
Non-deductible expenses                         180        595      409
Increase in valuation allowance                 550     12,600    5,340
                                              ------  --------  -------
  Total income tax expense                    $  --   $     --  $    --
                                              ======  ========  =======

During 2002 and 2001, net operating loss carryovers of approximately $5.1 million and $4.7 million, respectively, expired.

Tax expense other than payroll and income taxes were $269,000, $119,000 and $399,000 for 2002, 2001 and 2000, respectively.

11.  LOSS ON DISPOSITION OF MARKETABLE EQUITY SECURITIES:

During 2001, the Company sold 443,488 shares of Infineon common stock the Company held, consisting of all of the shares obtained through the share purchase agreement with Infineon dated December 14, 2000. The Company received proceeds of $8.6 million from these sales. During 2001, the Company recorded a loss of $11.4 million on the disposition and impairment of these securities.

12.  ACQUISITION OF MUSHKIN INC.:

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

                                                       Pro Forma
                                                       Year Ended
                                                    December 31, 2000
                                                 (in thousands, except
                                                    per share data)
                                                  --------------------
Revenue                                                 $32,186
Net loss                                                (14,422)
Net loss applicable to common shares                    (14,545)
Net loss per share- basic and diluted                   $ (0.85)

13.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

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

                                     2002                                  2001                                2000
                      ----------------------------------- ------------------------------------  ---------------------------------
                        FRAM      EMS     Mushkin  Total    FRAM      EMS    Mushkin   Total     FRAM      EMS  Mushkin   Total
                      ----------------------------------- ------------------------------------  ---------------------------------
                                                                    (in thousands)
Product sales         $22,224  $ 1,772  $16,313  $40,309  $ 4,541  $  1,158  $11,514  $17,213   $ 3,988  $ 7,594 $ 6,680  $18,262
License & development
   fees                 6,829       --       --    6,829    2,602       102       --    2,704     2,000       --      --    2,000
Royalties                 398       --       --      398      295        --       --      295       188       --      --      188
Customer sponsored
   research and
   development            578    2,431       --    3,009       --     2,644       --    2,644     4,541    1,088      --    5,629
                      ------------------------------------- -----------------------------------  ---------------------------------
                       30,029    4,203   16,313   50,545    7,438     3,904   11,514   22,856    10,717    8,682   6,680  $26,079

Operating costs       (23,730) (11,376) (16,470) (51,576) (16,874)  (14,274) (12,678) (43,826)  (20,264) (12,214) (6,526) (39,004)
                      ------------------------------------- -----------------------------------  ---------------------------------
Operating income(loss)  6,299   (7,173)    (157)  (1,031)  (9,436)  (10,370)  (1,164) (20,970)   (9,547)  (3,532)    154  (12,925)

Other                    (188)     190       --        2       23       268       --      291        14      707      --      721
                      ------------------------------------- -----------------------------------  ---------------------------------
Net income(loss)      $ 6,111  $(6,983) $  (157) $(1,029) $(9,413) $(10,102) $(1,164) $(20,679) $(9,533) $(2,825) $   154 $(12,204)
                      ===================================== ===================================  =================================
Total assets          $23,711  $ 7,757  $ 9,474  $40,942  $19,729  $  6,270  $ 9,820   $35,819  $19,074  $ 8,683  $10,605  $38,362

Depreciation and
  amortization        $ 1,123  $   689  $    25  $ 1,837  $ 1,287  $    783  $ 1,363   $ 3,433  $ 1,625  $   786  $   735  $ 3,146

Capital additions     $   496  $   185  $    24  $   706  $   393  $     27  $    13   $   433  $   206  $   427  $     2  $   635

Intangible additions  $   527  $    --  $    --  $   527  $   434  $    124  $    --   $   558  $   232  $ 2,307  $ 9,333  $11,872

Net income (loss) before cumulative effect of accounting change excludes interest income, interest expense and special charges on a total basis of $(798,000), $(12,309,000) and $(670,000) in 2002, 2001 and 2000,
respectively, not allocated to business segments.

During 2000, intangible additions include $9,333,000 related to the acquisition of Mushkin and $1,983,000 of technology licenses acquired through the issuance of EMS common stock.

Revenue amounts and percentages for major customers representing more than 10% of total revenue are as follows:

                     2002                  2001                  2000
            --------------------- --------------------- ---------------------
                       Enhanced              Enhanced              Enhanced
               FRAM       DRAM       FRAM       DRAM       FRAM       DRAM
            ---------- ---------- ---------- ---------- ---------- ----------
                                      (in thousands)

Customer A      -- --     -- --       -- --      -- --  $6,587 25%     -- --
Customer B      -- --     -- --       -- --      -- --      -- --  $4,058 16%
Customer C  $6,508 13%    -- --   $2,667 12%     -- --      -- --      -- --
Customer D      -- --     -- --    2,567 11%     -- --      -- --      -- --
Customer E  16,339 32%    -- --       -- --      -- --      -- --      -- --
Customer F      -- -- $6,714 13%      -- --      -- --      -- --      -- --

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenue:

                                      2002        2001        2000
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $26,813     $17,651     $14,658
Japan                                 1,791         772       7,706
Canada                                  752         291       1,392
United Kingdom                          879         561         541
Germany                               1,293         683         627
China/Hong Kong                      10,662         629          --
Italy                                 6,648       1,674          --
Rest of world                         1,707         595       1,155
                                    -------     -------     -------
Total                               $50,545     $22,856     $26,079
                                    =======     =======     =======

Geographic Area Long-lived Assets (Net):

                                      2002        2001        2000
                                   ---------   ---------   ---------
                                             (in thousands)

United States                       $19,342     $19,276     $21,810
Thailand                                179         294         171
Rest of world                            34          47          78
                                    -------     -------     -------
                                    $19,555     $19,617     $22,059
                                    =======     =======     =======

As of December 31, 2002, the Company had $2.6 million due from a significant customer that was not being paid in accordance with established payment terms. Through March 31, 2003, the Company has received approximately $1.5 million in payments from this customer. Based on the subsequent payments and other information available to management, the Company believes that the remaining balance will ultimately be collected and, as such, no reserves have been recorded related to this outstanding balance. The amount the Company will ultimately receive in future payments from this customer could differ materially from the amounts recorded as of December 31, 2002 and could require additional charges for uncollectible accounts receivable.

14.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts have been contributed by the Company under the 401(k) Plan on behalf of participating employees.

15.  CONTINGENCIES:

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the "Patent Office") between the Company, National Semiconductor Corporation ("National") and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is

                                    Page F-31
the "senior" party, which means that it is in possession of the issued United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company. In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. In November 2002, the Patent Office informed the Company and National that it will not change its August 2001 decision. In December 2002, the Company appealed this decision to the District Court of the District of Columbia.

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as

                                    Page F-32
currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

OTHER LITIGATION. The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

16.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2002 and 2001.

                                                 2002                                   2001
                                ----------------------------------------  -----------------------------------------
                                   Q1        Q2        Q3        Q4          Q1(1)      Q2         Q3        Q4
                                ----------------------------------------  -----------------------------------------
                                                   (in thousands except per share data)
Revenue                         $12,624    $12,645    $13,825   $11,451     $3,455    $3,351     $7,535     $8,515
Gross margin, product sales       2,514      3,422      3,420     2,919        908       613      1,024        290(1)
Operating income (loss)          (1,083)      (419)       384        87     (6,630)   (6,022)    (3,611)    (4,707)
Net loss applicable to common
  shares                         (1,153)      (761)       139      (148)    (6,555)   (6,231)   (15,872)(2) (4,493)
Net loss per share
  -  basic                      $ (0.05)   $ (0.03)   $  0.01   $ (0.01)    $(0.35)   $(0.28)    $(0.72)    $(0.20)
  -  diluted                    $ (0.05)   $ (0.03)   $  0.01   $ (0.01)    $(0.35)   $(0.28)    $(0.72)    $(0.20)

----------

(1)  Includes provision for inventory write-off of $912,000.

(2) Includes charges of $11.9 million resulting from an other than temporary decline in the market value of Infineon stock held by the Company.

17.  GOODWILL AND OTHER INTANGIBLE ASSETS:

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changes the accounting for goodwill and intangible assets and requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 142 are effective for fiscal

                                    Page F-33
years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires a transitional goodwill impairment test at each reporting unit within six months of the date of adoption. However, the amounts used in the transitional goodwill impairment testing are measured as of January 1, 2002. The Company completed its analysis of the fair value of its goodwill and determined there is no indicated impairment of its goodwill. In addition, the Company performed its annual impairment test as of December 31, 2002 and determined there is no indicated impairment of goodwill. In addition, the Company has determined that the classifications of its intangible assets previously acquired and the related useful lives established were not impacted by the provisions of SFAS No. 142.

On January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortization of its goodwill which occurred on or before June 30, 2001. The following information is presented as if SFAS No. 142 was adopted as of January 1, 2000. The reconciliation of previously reported earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

                                      For the years ended December 31,
                                      --------------------------------
                                        2002        2001        2000
                                      --------    --------    --------
                                           (in thousands, except
                                             per share amounts)

     Reported net loss applicable
       to common shares               $(1,923)    $(33,151)   $(14,497)
     Add: Goodwill amortization            --        1,534         923
                                      --------    ---------   ---------
     Adjusted net loss applicable to
        common shares                 $(1,923)    $(31,617)   $(13,574)
                                      ========    =========   =========

     Reported loss per common
       share - basic and diluted      $ (0.09)    $  (1.57)   $  (0.88)
     Add: Goodwill amortization            --         0.06        0.06
                                      --------    ---------   ---------
     Adjusted loss per common
       share - basic and diluted      $ (0.09)    $  (1.49)   $  (0.82)
                                      ========    =========   =========

                                    Page F-34

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, by business segment are as follows:

                                       Goodwill
                           Balance     Acquired       Balance
                            as of       During         as of
                          January 1,     the       December 31,
                            2002         Year          2002
                          ---------    --------    ------------
                                        (in thousands)

     FRAM                   $  585       $ --         $  585
     EMS                        --         --             --
     Mushkin                 7,278         --          7,278
                           --------     -------      --------
     Total                  $7,863       $ --         $7,863
                           ========     =======      ========

Included in other intangible assets on the Company's Consolidated Balance Sheets are the following:

                                      December 31,       December 31,
                                         2002                2001
                                     -------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                         $ 7,934             $ 7,788
       Product license fees              2,150               2,150
       Process technology                1,983               1,983
       Accumulated amortization         (5,780)             (5,108)
                                       --------            --------
         Total                         $ 6,287             $ 6,813
                                       ========            ========

Amortization expense for intangible assets for the twelve months ended December 31, 2002, 2001 and 2000 was approximately $790,000, $812,000 and
$1,078,000, respectively.

Estimated amortization expense for intangible assets, is $800,000 in 2002, $800,000 in 2003, $800,000 in 2004, $800,000 in 2005, $800,000 in 2006 and
$2.3 million thereafter.

18.  SUBSEQUENT EVENT:

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus .50% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories.

                                    Page F-35

                          RAMTRON INTERNATIONAL CORPORATION
                                    SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)

Column A           Column B        Column C            Column D    Column E
---------          ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/00:

Allowance for
doubtful accounts     $347        $ 87         $--        $173       $261
                     =====================================================
Year Ended 12/31/01:

Allowance for
doubtful accounts     $261        $114         $--        $ 81       $294
                     =====================================================
Year Ended 12/31/02:

Allowance for
doubtful accounts     $294        $234         $--        $297      $231
                     =====================================================

                                    Page F-36

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On July 26, 2002, Ramtron International Corporation (the "Registrant") replaced Arthur Andersen LLP ("Arthur Andersen") as the principal accountant for the Registrant and its affiliates. For the past two fiscal years, the reports of Arthur Andersen did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to replace Arthur Andersen was approved by the Audit Committee of the Board of Directors of the Registrant.

In connection with the audits of the Registrant's financial statements for each of the two most recent fiscal years ending December 31, 2000 and December 31, 2001 and in the subsequent interim period preceding Arthur Andersen's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report.

On July 26, 2002, the Registrant engaged as its new principal accountant KPMG LLP. During the two most recent fiscal years and through the date of their appointment, the Registrant has not consulted with KPMG on matters of the type contemplated by Item 304(a)(2) of Regulation S-K.

The Registrant provided Arthur Andersen LLP with a copy of the foregoing disclosures. Arthur Andersen informed the Registrant that it will be unable to respond to the Company's filing stating its agreement or disagreement with such statements.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2003 Proxy Statement for the 2003 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2003 Proxy Statement.

                                    Page-47

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2003 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2003 Proxy Statement.

Item 14.  CONTROLS AND PROCEDURES

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements.

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
             December 31, 2002, 2001 and 2000
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flow for the years ended
             December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

                                    Page-48

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

          3.1    Certificate of Incorporation of Registrant, as amended.(10)
          3.2    Bylaws of Registrant, as amended.

          4.1 Amended Loan Agreement between the National Electrical Benefit Fund and the Registrant dated August 6, 1999.(7)
          4.2 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.3 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(7)
          4.4 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(11)
          4.5 Warrant to purchase 25,000 shares of common stock issued by the Registrant to Jan-Charles Fine, dated March 9, 2000.(15)
          4.6 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes(15)
          4.7 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(16)
          4.8 Securities Purchase Agreement between the Registrant and Infineon Technologies, AG, dated March 14, 2002.(20)
          4.9 Securities Purchase Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 14, 2002.(20)
          4.10 Secured Convertible Debenture between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(20)
          4.11   Secured Convertible Debenture between the Registrant and
                 Bramwell Capital Corp., dated March 28, 2002.(20)
          4.12   Secured Convertible Debenture between the Registrant and
                 Halifax Fund, L.P. dated March 28, 2002.(20)

                                    Page-49

          4.13   Warrant to Purchase Common Stock between the Registrant and
                 Infineon Technologies, AG, dated March 28, 2002.(20)
          4.14   Warrant to Purchase Common Stock between the Registrant and
                 Bramwell Capital Corp., dated March 28, 2002.(20)
          4.15 Warrant to Purchase Common Stock between the Registrant and Halifax Fund, L.P., dated March 28, 2002.(20)
          4.16 Security Agreement between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(20)
          4.17 Amendment No. 1 to Share Purchase Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(20)
          4.18 Amendment No. 1 to Registration Rights Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(20)
          4.19 Registration Rights Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 28, 2002.(20)

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement and Stock Purchase Agreement.(3)
         10.2 Registrant's Amended 1989 Non--statutory Stock Option Plan and forms of Non-statutory Stock Option Agreement and Stock Purchase Agreement.(4)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.5 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
        *10.7 Joint Development Agreement between Fujitsu Limited and the Registrant dated March 5, 1999.(6)
        *10.8 Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(10)
        *10.9 Settlement and License Agreement dated November 9, 1999 between NEC and Enhanced Memory Systems, Inc., a subsidiary of the Registrant.(8)
         10.10 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(10)
         10.11   Registrant's 1999 Stock Option Plan.(10)
         10.12 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(11)
        *10.13 Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(9)
        *10.14 Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(13)

                                    Page-50

        *10.15 Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(14)
         10.16 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(13)
         10.17 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(15)
         10.18   Amendment No. 2 to Registrant's 1989 Non-statutory Stock
                 Option Plan, as amended, dated July 25, 2000.(15)
         10.19   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(15)
         10.20 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(15)
        *10.21 Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(15)
         10.22   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(15)
         10.23 Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated February 2, 2001.(15)
         10.24 Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated February 2, 2001.(15)
         10.25 Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated February 2, 2001.(15)
         10.26* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(18)
         10.27*  FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(19)
         10.28   Amendment to Employment Agreement effective December 14,
                 2000 between Registrant and William W. Staunton, dated December 12, 2001.(19)
         10.29 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated December 12, 2001.(19)
         10.30 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated
                 December 12, 2001.(19)

         23.1    Independent Auditors' Consent
         23.2    Information Regarding Consent of Arthur Andersen LLP

         21.1    Subsidiaries of Registrant

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(17)

         99.2* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.(21)

                                    Page-51

         99.3 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503; 39-2395;
                IA-2018; IC-25464; FR-62; File No. S7-03-02.(19)

         99.4 Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.5 Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    Page-52

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

(18)  Incorporated by reference to the Company's Amendment No. 1 to
      Form 10-Q (Commission File No. 0-17739) for the quarter ended
      September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

                                    Page-53

(19) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

(20) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2002.

(21)  Incorporated by reference to the Company's Amendment No. 2 to
      Form 10-Q (Commission File No. 0-17739) for the quarter ended
      March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002, as amended on July 23, 2001.

(b)  Reports on Form 8-K:

     On March 15, 2002, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On April 4, 2002, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On July 26, 2002, the Registrant filed a report on Form 8-K. The items reported was Item 4 - "Changes in Registrant's Certifying Accountant."

     On July 31, 2002, the Registrant filed a report on Form 8-K. The items reported was Item 5 - "Other Events."

     On February 27, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                    Page-54

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 31, 2003.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ Albert J. Hugo-Martinez
---------------------------     Chairman                          3-31-03
Albert J. Hugo-Martinez

/S/ William G. Howard
-------------------------       Director                          3-31-03
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          3-31-03
Eric A. Balzer

/S/ Klaus Fleischmann
---------------------------     Director                          3-31-03
Klaus Fleischmann

/S/ Harald Eggers
---------------------------     Director                          3-31-03
Harald Eggers

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-31-03
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director and                      3-31-03
Greg B. Jones                   President-Technology Group

/S/ LuAnn D. Hanson
-------------------------       Chief Financial Officer           3-31-03
LuAnn D. Hanson                 and Vice President of Finance

                                    Page-55

                          CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATIONS FOR FORM 10-K

I, William W. Staunton, III, certify that:

1.  I have reviewed this annual report on Form 10-K of Ramtron
    International Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                    Page-56

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ William W. Staunton, III
----------------------------
William W. Staunton, III
Chief Executive Officer

Date:  March 31, 2003

                                    Page-57

                          CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATIONS FOR FORM 10-K

I, LuAnn D. Hanson, certify that:

1.  I have reviewed this annual report on Form 10-K of Ramtron
    International Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                    Page-58

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ LuAnn D. Hanson
----------------------------
LuAnn D. Hanson
Chief Financial Officer

Date:  March 31, 2003

                                    Page-59