Form 10-Q
period 2003-03-31
RAMTRON INTERNATIONAL CORP
filed 2003-05-14
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes / /   No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 22,137,776 as of May 12, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         March 31,    Dec. 31,
                                                           2003        2002
                                                         ---------   ---------
     ASSETS

Current assets:
   Cash and cash equivalents                             $ 2,611     $ 3,222
   Accounts receivable, less allowances
     of $402 and $231, respectively                        8,041       8,981
   Inventories                                             6,869       8,952
   Other current assets                                      256         232
                                                        ---------   ---------
      Total current assets                                17,777      21,387

Property, plant and equipment, net                         4,537       4,600
Intangible assets, net                                    14,098      14,150
Other assets                                                 758         805
                                                        ---------   ---------
      Total assets                                       $37,170     $40,942
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $ 5,238     $ 5,960
   Accrued liabilities                                     1,294       1,147
   Deferred revenue                                        1,400       2,778
                                                        ---------   ---------
      Total current liabilities                            7,932       9,885

Deferred revenue                                           4,997       5,175
Long-term promissory notes net of
   unamortized discount of $2,138 and $2,272               5,862       5,728
                                                        ---------   ---------
      Total liabilities                                   18,791      20,788
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
     22,127,810 and 22,123,768 shares issued and
     outstanding, respectively                               221         221
   Additional paid-in capital                            234,547     234,517
   Accumulated deficit                                  (216,389)   (214,584)
                                                        ---------   ---------
      Total stockholders' equity                          18,379      20,154
                                                        ---------   ---------
      Total liabilities and stockholders' equity         $37,170     $40,942
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                              2003      2002
                                                            --------  --------
Revenue:
   Product sales                                            $ 9,941   $10,364
   License and development fees                                 117     1,408
   Royalties                                                    103        69
   Customer-sponsored research and development                  850       783
                                                            --------  --------
                                                             11,011    12,624
                                                            --------  --------
Costs and expenses:
   Cost of product sales                                      6,037     7,790
   Provision for inventory write-off                          1,227        60
   Research and development                                   1,992     2,601
   Customer-sponsored research and development                  556       461
   Sales, general and administrative                          2,722     2,795
                                                            --------  --------
                                                             12,534    13,707
                                                            --------  --------
Operating loss                                               (1,523)   (1,083)

Interest expense, related party                                (105)       (1)
Interest expense, other                                        (181)       (7)
Other income (expense), net                                       4       (21)
                                                            --------  --------
Net loss                                                    $(1,805)  $(1,112)
                                                            ========  ========
Loss per common share:
   Net loss                                                 $(1,805)  $(1,112)
   Dividends on redeemable preferred stock                       --       (35)
   Accretion of discount on redeemable preferred stock           --        (6)
                                                            --------  --------
Net loss applicable to common shares                        $(1,805)  $(1,153)
                                                            ========  ========
Net loss per share - basic and diluted                      $ (0.08)  $ (0.05)
                                                            ========  ========
Weighted average shares outstanding                          22,128    22,081
                                                            ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2003      2002
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(1,805)  $(1,112)
   Adjustments used to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             475       458
     Amortization of debt discount, related party              134        --
     Provision for inventory write-off                       1,227        60
     Loss on abandonment of intangible assets                   15        68
     Gain on sale of equipment                                 (11)       --

Changes in assets and liabilities:
     Accounts receivable                                       940      (778)
     Inventories                                               856      (233)
     Accounts payable and accrued liabilities                 (575)      109
     Deferred revenue                                       (1,556)     (250)
     Other                                                      31        48
                                                          --------- ---------
         Net cash used in operating activities                (269)   (1,630)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (212)     (305)
   Proceeds from sale of assets                                 29        --
   Intellectual property                                      (181)      (73)
                                                          --------- ---------
         Net cash used in investing activities                (364)     (378)
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from debenture                                      --     3,000
   Issuance of capital stock                                    22        --
                                                          --------- ---------
         Net cash provided by financing activities              22     3,000
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents          (611)      992

Cash and cash equivalents, beginning of period               3,222     3,259
                                                          --------- ---------
Cash and cash equivalents, end of period                   $ 2,611   $ 4,251
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 have been prepared from the books and records of Ramtron International Corporation, (the "Company"), without audit. The statements reflect all normal recurring adjustments which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2.   REVENUE RECOGNITION

The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists". During the first quarter of 2003, the Company concluded that it now has sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $1.3 million in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $490,000 during the first quarter of 2003.

NOTE 3.   STOCK-BASED COMPENSATON

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

                                    Page-5

                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                             2003             2002
                                           --------         --------
                                    (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                            $(1,805)         $(1,153)
    Pro forma                               (2,144)          (1,712)

Net Loss Per Share
    As reported - basic and diluted        $ (0.08)         $ (0.05)
    Pro forma - basic and diluted            (0.10)           (0.08)

For disclosure purposes, the fair value of stock based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2003 and 2002:

                                              2003          2003
                                           ----------    ----------
          Risk Free Interest Rate              4.00%       4.00%
          Expected Dividend Yield                 0%          0%
          Expected Lives                    4.0 years   4.0 years
          Expected Volatility                   110%        111%

The weighted average fair value of shares granted during the three months ended March 31, 2003 and 2002 was $1.62 and $2.85, respectively.

NOTE 4.  INVENTORIES

Inventories consist of:
                                            March 31,     Dec. 31,
                                              2003          2002
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $3,033        $3,783
                    Work in process           4,127         5,401
                    Obsolescence reserve       (291)         (232)
                                             ------        ------
                    Total                    $6,869        $8,952
                                             ======        ======

                                    Page-6

NOTE 5.   EARNINGS PER SHARE

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

The following table sets forth the calculation of loss per common share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2003      2002
                                                    --------  --------

Net loss applicable to common shares                $(1,805)  $(1,153)
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             22,124    22,081
   Weighted average common shares issued
     during period                                        4        --
                                                    --------  --------
Weighted average common shares at
  end of period - basic and diluted                  22,128    22,081
                                                    ========  ========

As of March 31, 2003, the Company had several equity instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. These potential stock issuances are excluded from earnings per share calculations because their effect was anti-dilutive:

                                    Three Months      Three Months
                                       Ended             Ended
                                    March 31, 2003    March 31, 2002
                                    --------------    --------------
                                            (in thousands)

Warrants                                2,349             2,100
Options                                 4,360             3,729
Convertible preferred stock                --               225
Convertible debenture                   1,327                --
Convertible debenture, related party      796               796

                                    Page-7

NOTE 6.   CONTINGENCIES

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

                                   Page-8

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised and National or another third party is successful in obtaining a patent covering the Company's ferroelectric technology, the Company would be precluded from producing, using or selling FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in the interference proceeding and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

NOTE 7.  LONG-TERM DEBT

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

In addition, 700,435 5-year common stock warrants were issued to the investors with an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000. The following assumptions were used to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures and warrants as of March 31, 2003 is approximately $1,418,000.

                                   Page-9

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount will be amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of March 31, 2003 is approximately $720,000.

NOTE 8.   SEGMENT INFORMATION

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

The following table presents segment information for the three months ended March 31, 2003 and 2002.

                                               2003                                      2002
                                ------------------------------------    -------------------------------------
                                  FRAM       EMS    Mushkin   Total        FRAM       EMS    Mushkin   Total
                                ------------------------------------    -------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                  $6,766   $   460   $2,715  $ 9,941        $4,610   $   358   $5,396   $10,364
  License and
    development fees                117        --       --      117         1,408        --       --     1,408
  Royalties                         103        --       --      103            69        --       --        69
  Customer-sponsored
    research and development        502       348       --      850            37       746       --       783
                                 ------   --------  ------  -------       -------  --------   ------   --------
                                  7,488       808    2,715   11,011         6,124     1,104    5,396    12,624

Costs and expenses                6,257     3,607    2,670   12,534         5,663     2,738    5,306    13,707
                                 ------   --------  ------  --------       -------  --------  ------   --------
Operating income (loss)           1,231    (2,799)      45   (1,523)          461    (1,634)      90    (1,083)
Other                                 4        (8)      --       (4)           --        --       --        --
                                 ------   --------  ------  --------       -------  --------  ------   --------
Segment income (loss)            $1,235   $(2,807)  $   45  $(1,527)       $  461   $(1,634)  $   90   $(1,083)
                                 ======   ========  ======  ========       =======  ========  ======   ========

                                   Page-10

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(278,000) and $(29,000) in 2003 and 2002, respectively, not allocated to business segments.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, the Company completes an analysis of the fair value of its goodwill to determine if there is an indicated impairment of its goodwill. The most recent analysis was completed as of December 31, 2002. At December 31, 2002, there was no indicated impairment of goodwill. There can be no assurance that future goodwill and long-lived asset impairments will not occur.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During        as of
                          January 1,     the        March 31,
                            2003        Period        2003
                          ---------    --------     ---------
                                    (in thousands)

     FRAM                   $  585       $ --        $  585
     EMS                        --         --            --
     Mushkin                 7,278         --         7,278
                           --------     -------     --------
     Total                  $7,863       $ --        $7,863
                           ========     =======     ========

Included in other intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       March 31,         December 31,
                                         2003                2002
                                     -------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                          $8,100              $7,934
       Product license fees              2,150               2,150
       Process technology                1,983               1,983
       Accumulated amortization         (5,998)             (5,780)
                                        -------             -------
         Total                          $6,235              $6,287
                                        =======             =======

                                   Page-11

Amortization expense for intangible assets for the three months ended March 31, 2003 and 2002, was approximately $218,000 and $193,000, respectively. Estimated amortization expense for intangible assets, is $900,000 in 2003, $900,000 in 2004, $900,000 in 2005, $900,000 in 2006,
$900,000 in 2007 and $1.7 million thereafter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption that constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new FRAM products;
(ii) broader customer acceptance of its FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii) the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products;
(viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customers' manufacturing programs;
(x) the availability and related cost of future financing; (xi) the retention of key personnel; (xii) the outcome of the Company's patent interference litigation proceedings; (xiii) factors not directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and
(xiv) global economic and political conditions related to on-going military actions against terrorism.

Additionally, recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and Nasdaq, could result in increased costs to the Company as it evaluates the implications of new rules and responds to their requirements. The new rules could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the dollar amount of the additional costs it may incur or the timing of such costs.

                                   Page-12

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and Enhanced-DRAM products. Since 1992, revenue has been derived from the sale of the Company's FRAM and Enhanced-DRAM products. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenues have resulted primarily from the timing of significant product orders, the timing of the signing of and delivery under license and development agreements, and the achievement of related performance milestones.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002.

REVENUES. Total revenue for the quarter ended March 31, 2003 was $11.0 million, a decrease of $1.6 million, or 13%, from the quarter ended March 31, 2002.

Revenue from product sales decreased $423,000, or 4%, for the quarter ended March 31, 2003, as compared to the same period in 2002. FRAM product revenues for the quarter ended March 31, 2003 increased $2.2 million to $6.8 million, from the quarter ended March 31, 2002. Increased FRAM product revenue is attributable to increases in shipments into the Ampy/ENEL utility meter program of approximately $500,000, non-Ampy/ENEL customers of approximately $700,000 and approximately $950,000 related to a change in our estimate of returns from distributors. The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 ("FAS No. 48"), "Revenue Recognition When Right of Return Exists". During the first quarter of 2003, the Company concluded that it now has sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $950,000 in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $450,000 during the first quarter of 2003.

Shipments into the Ampy/ENEL program represented approximately 61% and 78% of total FRAM product revenue for the periods ended March 31, 2003 and 2002, respectively.

                                   Page-13

Product revenues at the Company's Mushkin subsidiary decreased approximately $2.7 million to $2.7 million during the three months ended March 31, 2003, or 50%, compared to the same period in 2002. Mushkin revenues during the three month period ended March 31, 2002 were exceptionally high and resulted from targeting high volume low margin business. During the quarter ended June 30, 2002 the Company began to focus on higher margin, lower volume opportunities. Additionally, during the first quarter of 2003 Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the first quarter of 2003.

Product revenues at the Company's EMS subsidiary were $460,000 and $358,000 for the three months ended March 31, 2003 and 2002, respectively. The Company recently announced its intention to realign operations of its EMS subsidiary. This realignment will allow the Company to improve operational efficiency and concentrate the Company's resources on its FRAM product business. As part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, releasing the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included sales of the Company's ESRAM product, would have been financially unfavorable to the Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS will continue to provide contract engineering and design services in support of the joint product development program. EMS will also generate revenue from the product development program it entered into with Infineon. The Company also plans to continue seeking new opportunities and partnerships to exploit EMS' low-latency intellectual property.

The Company recognized $117,000 and $1.4 million in license and development fee revenue during the quarters ended March 31, 2003 and 2002, respectively. The decline of $1.3 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $103,000 in the quarter ended March 31, 2003. In the same period of 2002, royalty revenue of $69,000 was recognized. Royalty income in 2003 and 2002 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments and product development programs with Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenue of $850,000 and $783,000 during the quarters ended
March 31, 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program.

                                   Page-14

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the first quarter of 2003 decreased from 76% to approximately 61% as compared with the same period in 2002. Cost of sales associated with the Company's FRAM products decreased during the quarter from 63% in 2002 to approximately 51% in 2003. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. EMS cost of product sales increased to 90%, for the quarter ended March 31, 2003 as compared to 49% during the same period in 2002 due to a change in the product sales mix. EMS' sales during the three months ended March 31, 2003 were primarily related to its new ESRAM products which have experienced low yields. EMS product sales in the three months ended March 31, 2002 were primarily from its high yielding low cost 4 megabit product line. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 81% and 88% for the quarters ended March 31, 2003 and 2002, respectively. This decrease is attributable to changes in the focus of Mushkin sales to higher margin opportunities.

PROVISION FOR INVENTORY WRITE-DOWN. During the first quarter of 2003, the Company increased its provision for excess and obsolete inventory by $1.3 million compared to $60,000 during the first quarter of 2002. The 2003 charge primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories can be sold.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended March 31, 2003 decreased $514,000 to $2.5 million, a decrease of 17% as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2003 remained relatively flat at $2.7 million as compared to $2.8 million for the same period in 2002.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $104,000 to $105,000 for the quarter ended March 31, 2003, as compared to the same period in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $174,000 to $181,000 for the three months ended March 31, 2003, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell in April 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the three months ended March 31, 2003 was $269,000, a decrease of $1.4 million as compared to the same period in 2002. Cash used to fund operating losses, after non-cash charges, decreased $561,000 for the three-month period ending March 31, 2003 as compared to the same period in 2002. The decrease was due primarily to improved operating results which reduced the operating loss (excluding provisions for inventory write-off) between periods by $474,000.

                                   Page-15

Accounts receivable decreases of $940,000 since the end of 2002 are primarily attributable to collection of outstanding amounts due from a particular Ampy/ENEL subcontractor who was delayed in paying the Company $2.6 million. As of March 31, 2003, approximately 56% of the outstanding balance had been collected and by April 30, 2003 96% of the outstanding balance was collected.

Inventories decreased $2.1 million during the three-month period ended
March 31, 2003. This decrease is the result of shipping FRAM product into the Ampy/ENEL program that were built up during the fourth quarter of 2002 because of a temporary slowdown of shipments into the Ampy/ENEL program.
Additionally, during the three months ended March 31, 2003, the Company recorded a provision for inventory write-off of $1.3 million, primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories can be sold.

Accounts payable and accrued liabilities decreased approximately $575,000 during the three months ended March 31, 2003, from $7.1 million at the end of 2002 to $6.5 million at March 31, 2003. The decrease is primarily related to reduced first quarter shipments of FRAM production wafers from the Company's foundry partners as the Company depleted excess inventories built up during the fourth quarter of 2002.

Deferred revenue decreased approximately $1.6 million from December 31, 2002. This change is primarily related to a change in our estimate of returns from distributors (refer to Results of Operations for further discussion) and recognizing revenue on the Company's customer sponsored research and development programs with Hewlett Packard and Infineon.

Cash used in investing activities was $364,000 for the three months ended March 31, 2003, compared to $378,000 for the same period in 2002. Capital expenditures were $212,000 in the three months ended March 31, 2003 compared to $305,000 in the three-month period ended March 31, 2002. Equipment and plant expenditures are expected to be minimal during the remainder of 2003. During the three months ended March 31, 2003, $181,000 was expended for intellectual property, compared to $73,000 for the same period in 2002.

During the three months ended March 31, 2003, net cash provided by financing activities was $22,000 from the exercise of previously issued stock options. $3.0 million of cash provided by financing activities during the three months ended March 31, 2002 was primarily from the issuance of a $3 million, 5 year, 5% fixed rate, convertible debenture to Infineon.

                                   Page-16

The Company is currently involved in a patent interference proceeding (see
Note 6 of Part I - "Contingencies"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that such a result could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

During the remainder of 2003, the Company will continue to receive cash from product sales, a FRAM license milestone payment from an existing licensee and ongoing Enhanced-DRAM customer-sponsored research and development programs.

In March 2003, the Company entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus .50% per annum and a term of three years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company plans to use the credit facility for working capital requirements. The Company has yet to borrow any funds under this credit agreement.

The Company had $2.6 million in cash and cash equivalents at March 31, 2003. The Company believes it has sufficient resources to fund its operations through at least March 2004. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures, other operating expenditures and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

                                   Page-17

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K. At March 31, 2003, the Company's commitments under these obligations were as follows (in thousands):

                      Operating        NEBF         Convertible
                        Leases    Consulting Fee(1)  Debentures   Total
                      ---------   ---------------   -----------  -------

       2003            $  740           $ 65          $   --      $  805
       2004               745             80              --         825
       2005                19             80              --          99
       2006                15             80              --          95
       2007                --             80           8,000       8,080
                       ------           ----          ------      ------
       Total           $1,519           $385          $8,000      $9,904
                       ======           ====          ======      ======
-----------
(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

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

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have any post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors when it is unable to make a reasonable estimate of product returns due to insufficient historical product return information.

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

                                   Page-18

Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers.

SIGNIFICANT POLICIES AFFECTED BY JUDGMENTS AND ESTIMATES. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company generally records product sales revenue upon shipment to the customer or distributor. Product sales revenue in a given period is reduced by an estimated allowance for expected product returns based on historical information. The revenue recorded by the Company in each reporting period is dependent on estimates of product return rates. Changes in return rate estimates could result in revisions to the amount of product revenue recognized in a given period.

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

While the Company maintains a stringent credit approval process, significant judgments are made by management in connection with assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. The Company continues to monitor our customers' credit worthiness, and use our judgment in establishing the estimated amounts of customer receivables, which will ultimately not be collected. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

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

                                   Page-19

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual goodwill impairment testing as of December 31, 2002, and determined that no impairments existed at those dates. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions. As a result of future periodic, at least annual, impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company. Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

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

NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003.
There was no material impact on the Company's financial position or results of operations from the adoption of SFAS. No. 146.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the

                                   Page-20
interim and annual financial statements, including a roll forward of the entity's product warranty liabilities. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company adopted FIN No. 45 on January 1, 2003. There was no material impact on the Company's financial position or results of operations from the adoption of FIN No. 45.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.

OUTLOOK

The Company expects revenues will continue to be variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenues, there is increased stability in world-wide DRAM markets, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and DRAM module products, decrease the cost of producing such products and develop and commercialize new FRAM and DRAM products.

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

                                   Page-21

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at March 31, 2003 would have less than an $100,000 effect on the Company's earnings or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the first quarter of 2003 in any previously reported litigation, see Note 6 of Part I for a current description of on-going litigation.

ITEMS 2-5 - NONE

                                   Page-22

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          4.1 Credit and Security Agreement between Registrant, Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.

          4.2 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated March 31, 2003.

          4.3 Revolving Note between Enhanced Memory Systems, Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.

          4.4 Revolving Note between Mushkin Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.

          4.5 Guaranty by Registrant of Enhanced Memory Systems, Inc. for the benefit of Wells Fargo Business Credit, Inc. dated March 31, 2003.

          4.6 Guaranty by Registrant of Mushking Inc. for the benefit of Wells Fargo Business Credit, Inc. dated March 31, 2003.

         99.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On February 27, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On April 14, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On May 2, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

                                   Page-23

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 14, 2003                             /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

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

                                   Page-25

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

Date:  May 14, 2003

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

Date:  May 14, 2003

                                   Page-28