Form 10-Q
period 2003-06-30
RAMTRON INTERNATIONAL CORP
filed 2003-08-19
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2003

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

Common Stock, $.01 Par Value - 22,145,992 as of August 12, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                          June 30,    Dec. 31,
                                                           2003        2002
                                                         ---------   ---------
     ASSETS

Current assets:
   Cash and cash equivalents                             $ 3,488     $ 3,222
   Accounts receivable, less allowances
     of $370 and $231, respectively                        6,726       8,981
   Inventories                                             5,784       8,952
   Other current assets                                      315         232
                                                        ---------   ---------
      Total current assets                                16,313      21,387

Property, plant and equipment, net                         4,308       4,600
Intangible assets, net                                     8,203      14,150
Other assets                                                 711         805
                                                        ---------   ---------
      Total assets                                       $29,535     $40,942
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $ 4,165     $ 5,960
   Accrued liabilities                                     1,210       1,147
   Deferred revenue                                          935       2,778
                                                        ---------   ---------
      Total current liabilities                            6,310       9,885

Deferred revenue                                           4,817       5,175
Long-term debt, net of unamortized
   discount of $2,004 and $2,272, respectively             5,996       5,728
                                                        ---------   ---------
      Total liabilities                                   17,123      20,788
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
     22,137,776 and 22,123,768 shares issued and
     outstanding, respectively                               221         221
   Additional paid-in capital                            234,551     234,517
   Accumulated deficit                                  (222,360)   (214,584)
                                                        ---------   ---------
      Total stockholders' equity                          12,412      20,154
                                                        ---------   ---------
      Total liabilities and stockholders' equity         $29,535     $40,942
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2003      2002      2003      2002
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $10,371   $ 9,972   $20,312   $20,336
   License and development fees             117     1,408       234     2,817
   Royalties                                123        50       226       119
   Customer-sponsored research
     and development                      1,078     1,215     1,928     1,997
                                        --------  --------  --------  --------
                                         11,689    12,645    22,700    25,269
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  5,874     6,550    11,911    14,399
   Provision for inventory write-off         54       116     1,281       176
   Research and development               2,019     2,687     4,011     5,228
   Customer-sponsored research
     and development                        710       611     1,266     1,073
   Sales, general and administrative      2,975     3,100     5,697     5,895
   Impairment of goodwill                 3,843        --     3,843        --
   Impairment of intangible assets        1,687        --     1,687        --
                                        --------  --------  --------  --------
                                         17,162    13,064    29,696    26,771
                                        --------  --------  --------  --------
Operating loss                           (5,473)     (419)   (6,996)   (1,502)
Interest expense, related party            (105)      (88)     (210)      (90)
Interest expense, other                    (204)     (181)     (385)     (187)
Other income, net                            12        26        21        35
Loss on disposition of assets, net         (202)      (58)     (206)      (88)
                                        --------  -------- ---------  --------
Net loss                                $(5,972)  $  (720)  $(7,776)  $(1,832)
                                        ========  ======== ========= =========
Net loss per common share:
  Net loss                              $(5,972)  $  (720)  $(7,776)  $(1,832)
  Dividends on redeemable
    preferred stock                          --       (35)       --       (70)
  Accretion of redeemable
    preferred stock                          --        (6)       --       (12)
                                        --------  --------  -------- ---------
Net loss applicable to common shares    $(5,972)  $  (761)  $(7,776)  $(1,914)
                                        ========  ======== ========= =========
Net loss per share -
  basic and diluted                     $ (0.27)  $ (0.03)  $ (0.35)  $ (0.09)
                                        ========  ========  ========  ========
Weighted average shares outstanding -
  basic and diluted                      22,137    22,082    22,133    22,082
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2003      2002
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                                $(7,776)  $(1,832)
   Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                             937       952
     Amortization of debt discount                             268       164
     Provision for inventory write-off                       1,281       176
     Loss on abandonment of intangible assets                  217        88
     Impairment of goodwill                                  3,843        --
     Impairment of intangible assets                         1,687        --
     Gain on sale of equipment                                 (11)       --
     Stock options issued for services                          --        71

Changes in assets and liabilities:
     Accounts receivable                                     2,255    (2,328)
     Inventories                                             1,887      (419)
     Accounts payable and accrued liabilities               (1,732)    1,076
     Deferred revenue                                       (2,201)     (686)
     Other                                                      15        (8)
                                                          --------- ---------
         Net cash provided by (used in)
            operating activities                               670    (2,746)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (219)     (481)
   Proceeds from sale of assets                                 29        --
   Payments related to intellectual property                  (244)      (86)
                                                          --------- ---------
         Net cash used in investing activities                (434)     (567)
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from debenture                                      --     8,000
   Debenture issue costs                                        --      (589)
   Issuance of common stock                                     30         4
                                                          --------- ---------
         Net cash provided by financing activities              30     7,415
                                                          --------- ---------
Net increase in cash and cash equivalents                      266     4,102

Cash and cash equivalents, beginning of period               3,222     3,259
                                                          --------- ---------
Cash and cash equivalents, end of period                    $3,488   $ 7,361
                                                          ========= =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $   34   $     9
                                                          ========= =========
   Warrant issued for debt issuance costs                   $   --   $   109
                                                          ========= =========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 have been prepared from the books and records of Ramtron International Corporation, (the "Company"), without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2.   REVENUE RECOGNITION

The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists". During the first quarter of 2003, the Company concluded that it had sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $1.3 million in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $490,000 during the first quarter of 2003 and the six-month period ended June 30, 2003.

NOTE 3.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net loss for the three and six month periods ended June 30, 2003 and 2002 would have been increased to the following adjusted amounts:

                                   Page-5

                                              Three Months Ended
                                                   June 30,
                                           -------------------------
                                             2003             2002
                                           --------         --------
                                    (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                            $(5,972)         $  (761)
    Pro forma                               (6,150)          (1,306)

Net Loss Per Share
    As reported - basic and diluted         $(0.27)          $(0.03)
    Pro forma - basic and diluted            (0.28)           (0.06)

                                              Six Months Ended
                                                   June 30,
                                           -------------------------
                                             2003             2002
                                           --------         --------
                                    (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                            $(7,776)         $(1,914)
    Pro forma                               (8,293)          (3,018)

Net Loss Per Share
    As reported - basic and diluted        $ (0.35)         $ (0.09)
    Pro forma - basic and diluted            (0.37)           (0.14)

For disclosure purposes, the fair value of stock based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and six months ended June 30, 2003 and 2002:

                            Three months ended          Six months ended
                              ended June 30,             ended June 30,
                            ------------------         ------------------
                              2003      2002             2003      2002
                            --------  --------         --------  --------
  Risk Free Interest Rate      4.00%     4.00%            4.00%     4.00%
  Expected Dividend Yield         0%        0%               0%        0%
  Expected Lives             4.0 yrs   4.0 yrs          4.0 yrs   4.0 yrs
  Expected Volatility           110%      111%             110%      111%

The weighted average fair value of shares granted during the six months ended June 30, 2003 and 2002 was $1.62 and $2.59, respectively.

                                   Page-6

NOTE 4.  INVENTORIES

Inventories consist of:
                                            June 30,     Dec. 31,
                                              2003          2002
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $2,788        $3,783
                    Work in process           3,340         5,401
                    Obsolescence reserve       (344)         (232)
                                             ------        ------
                    Total                    $5,784        $8,952
                                             ======        ======

NOTE 5.   EARNINGS PER SHARE

The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic income per share is computed by dividing reported income (loss) available to common stockholders by weighted average shares outstanding. Diluted income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company recorded a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of loss per common share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2003      2002      2003      2002
                                       --------  --------  --------  --------
Net loss applicable to common shares   $(5,972)   $ (761)  $(7,776)  $(1,914)
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning
     of period                          22,135    22,081    22,124    22,081
   Weighted average common
     shares issued during period             2         1         9         1
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - basic and diluted     22,137    22,082    22,133    22,082
                                       ========  ========  ========  ========
Loss per share - basic and diluted     $ (0.27)   $(0.03)  $ (0.35)  $ (0.09)
                                       ========  ========  ========  ========

                                   Page-7

As of June 30, 2003, the Company had several equity instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. These potential stock issuances are excluded from loss per share calculations because their effect was anti-dilutive:

                                    Three and            Three and
                                    Six Months           Six Months
                                      Ended                 Ended
                                  June 30, 2003         June 30, 2002
                                  -------------        --------------
                                             (in thousands)

Warrants                              2,349                 2,614
Options                               3,959                 3,706
Convertible preferred stock              --                   232
Convertible debentures                2,123                 2,123

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

                                   Page-9

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

In addition, 700,435 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000 at March 28, 2002. The following assumptions were used at the time of initial issuance to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures and warrants as of June 30, 2003 is approximately $1,329,000.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of June 30, 2003 is approximately $675,000.

The debentures contain covenants, which are customary for this type of financing, including, without limitation: achieving a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30,2003 (the "Default"). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the "Waiver Agreement") with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all

                                   Page-10
remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the next six quarters. The quarterly payments will be between $600,000 and $800,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement provides that the Company will lower the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement and extend the exercise period for one year. These adjustments to the original terms of the convertible debentures will create significant additional non-cash charges to interest expense, which will be recorded in the third quarter. As of June 30, 2003 the Company was in compliance with all other covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least June 30, 2004 and, as such, has classified the amounts outstanding on the convertible debentures as long-term as of June 30, 2003.

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

                                   Page-11

The following table presents segment information for the three months ended June 30, 2003 and 2002.

                                               2003                                      2002
                                ------------------------------------    -------------------------------------
                                  FRAM       EMS    Mushkin   Total        FRAM       EMS    Mushkin   Total
                                ------------------------------------    -------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                  $7,878   $    95    $2,398   $10,371      $5,969   $   213   $3,790   $ 9,972
  License and
    development fees                117        --        --       117       1,408        --       --     1,408
  Royalties                         123        --        --       123          50        --       --        50
  Customer-sponsored
    research and development        320       758        --     1,078         307       908       --     1,215
                                 -------  --------  --------  -------     -------  --------   -------  --------
                                  8,438       853     2,398    11,689       7,734     1,121    3,790    12,645

Costs and expenses                7,393     1,754     2,485    11,632       5,980     3,229    3,855    13,064
Impairment charges                   --     1,687     3,843     5,530          --        --       --        --
                                 -------  --------  --------  --------     -------  --------  -------  --------
Operating income (loss)           1,045    (2,588)   (3,930)   (5,473)      1,754    (2,108)     (65)     (419)
Other                               (76)     (116)      --       (192)        (36)      (23)      --       (59)
                                 -------  --------  --------  --------     -------  --------  -------  --------
Segment income (loss)            $  969   $(2,704)  $(3,930)  $(5,665)     $1,718   $(2,131)  $  (65)  $  (478)
                                 =======  ========  ========  ========     =======  ========  =======  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(307,000) and $(242,000) in 2003 and 2002, respectively, not allocated to business segments.

                                   Page-12

The following table presents segment information for the six months ended June 30, 2003 and 2002.

                                               2003                                      2002
                                ------------------------------------    -------------------------------------
                                  FRAM       EMS    Mushkin   Total        FRAM       EMS    Mushkin   Total
                                ------------------------------------    -------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                 $14,644   $   555   $ 5,113   $20,312     $10,579   $   572   $9,185  $20,336
  License and
    development fees                234        --        --       234       2,817        --       --    2,817
  Royalties                         226        --        --       226         119        --       --      119
  Customer-sponsored
    research and development        822     1,106        --     1,928         343     1,654       --    1,997
                                --------  --------  --------  -------     --------  --------  ------  --------
                                 15,926     1,661     5,113    22,700      13,858     2,226    9,185   25,269

Costs and expenses               13,650     5,362     5,154    24,166      11,643     5,968    9,160   26,771
Impairment charges                   --     1,687     3,843     5,530          --        --       --       --
                                --------  --------  --------  --------    --------  --------  ------  --------
Operating income (loss)           2,276    (5,388)   (3,884)   (6,996)      2,215    (3,742)      25   (1,502)
Other                               (72)     (134)       --      (206)        (65)      (23)      --      (88)
                                --------  --------  --------  --------    --------  --------  ------  --------
Segment income (loss)           $ 2,204   $(5,522)  $(3,884)  $(7,202)    $ 2,150   $(3,765)  $   25   (1,590)
                                ========  ========  ========  ========    ========  ========  ======  ========
Total assets                    $20,469   $ 3,714   $ 5,352   $29,535     $27,239   $ 6,221   $9,316  $42,776
                                ========  ========  ========  ========    ========  ========  ======  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(574,000) and $(242,000) in 2003 and 2002, respectively, not allocated to business segments.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." At least annually, the Company completes an analysis of the fair value of its goodwill to determine if there is an indicated impairment of its goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

                                   Page-13

As a result of an analysis completed as of June 30, 2003, the Company recorded impairment charges totaling $5,530,000. These charges include $3,843,000 for impairment of goodwill related to the Company's Mushkin business unit. As a result of the events discussed below, the Company determined it was necessary to perform an analysis of the fair value of this goodwill during the second quarter. This charge is reflective of a sustained downturn in DRAM market conditions that the Company expects to continue for some time into the future and has resulted in lower than expected actual and projected revenue and profitability of this business unit. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons.

In June 2003, EMS was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. The Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon. A valuation of EMS' intangible assets was completed and impairment charges of $1,687,000 were recorded to adjust asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations.

The impairment charges are non-cash in nature and do not affect the Company's liquidity. There can be no assurance that future goodwill and long-lived asset impairments will not occur.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During        as of
                          January 1,     the        June 30,
                            2003        Period        2003
                          ---------   ---------     ---------
                                    (in thousands)

     FRAM                   $  585     $    --       $  585
     EMS                        --          --           --
     Mushkin                 7,278      (3,843)(a)    3,435
                           --------    --------     --------
     Total                  $7,863     $(3,843)      $4,020
                           ========    ========     ========
---------
(a) Second quarter 2003 impairment charge.

                                   Page-14

Included in other intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       June 30,         December 31,
                                         2003                2002
                                     -------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                          $7,045              $7,934
       Product license fees              2,150               2,150
       Process technology                   --               1,983
       Accumulated amortization         (5,012)             (5,780)
                                        -------             -------
         Total                          $4,183              $6,287
                                        =======             =======

Amortization expense for intangible assets for the three months ended
June 30, 2003 and 2002, was approximately $225,000 and $228,000, respectively. Amortization expense for the six months ended June 30, 2003 and 2002, was approximately $444,000 and $421,000, respectively. Estimated amortization expense for intangible assets, is $700,000 in 2003, $700,000 in 2004, $700,000 in 2005, $700,000 in 2006, $700,000 in 2007 and $1.4 million thereafter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

This quarterly report contains statements under this caption that constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 and that are subject to certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to: (i) the timely completion of the development and qualification for manufacturing of the Company's new FRAM products;
(ii) broader customer acceptance of its FRAM products; (iii) the Company's ability to manufacture its products on a cost-effective and timely basis at its alliance foundry partners; (iv) the Company's ability to perform under existing alliance and joint development agreements and to develop new alliance and foundry relationships; (v) our ability to introduce timely new technologies and products and market acceptance of such technologies and products; (vi) the success of our on-going cost-reduction efforts; (vii) the timing and availability of manufacturing resources provided by our manufacturing and alliance partners for the production of our products;
(viii) the alliance partners' willingness to continue development activities as they relate to their license agreements with the Company; (ix)the loss of a significant customer or delay in our customers' manufacturing programs;
(x) effects on the Company's cash flow and available cash as a result of quarterly redemptions of debentures (xi) the availability and related cost of future financing; (xii) the retention of key personnel; (xiii) the outcome of the Company's patent interference litigation proceedings; (xiv) factors not

                                   Page-15
directly related to the Company, such as competitive pressures on pricing, marketing conditions in general, competition, technological progression, product obsolescence and the changing needs of potential customers and the semiconductor industry in general; and (xv) global economic and political conditions related to on-going military actions against terrorism.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002.

REVENUES. Total revenue for the quarter ended June 30, 2003 was $11.7 million, a decrease of $956,000, or 8%, from the quarter ended June 30, 2002.

Revenue from product sales increased $399,000, or 4%, for the quarter ended June 30, 2003, as compared to the same period in 2002. FRAM product revenues for the quarter ended June 30, 2003 increased $1.9 million to $7.9 million, from the quarter ended June 30, 2002. Increased FRAM product revenue is attributable to increases in shipments into the Ampy/ENEL utility meter program of approximately $1.1 million and other customers of approximately $800,000. Shipments into the Ampy/ENEL program represented approximately 70% and 74% of total FRAM product revenue for the quarters ended June 30, 2003 and 2002, respectively.

                                   Page-16

Product revenues at the Company's Mushkin subsidiary decreased approximately $1.4 million to $2.4 million during the three months ended June 30, 2003, or 37%, compared to the same period in 2002. Mushkin revenues during the three month period ended June 30, 2002 were exceptionally high and resulted from targeting high volume low margin business. During the quarter ended June 30, 2002, the Company began to focus on higher margin, lower volume opportunities.

Product revenue at the Company's EMS subsidiary was $95,000 and $213,000 for the three months ended June 30, 2003 and 2002, respectively. During the second quarter of 2003 the Company announced its intention to realign operations of its EMS subsidiary, improving operational efficiency and concentrating the Company's resources on its FRAM product business. In April 2003, as part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, to release the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included sales of the Company's ESRAM product, would have been financially unfavorable to the Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS expected to provide contract engineering and design services in support of the joint product development program for an additional six to twelve months. However, in June 2003, Hewlett Packard notified the Company its engineering services would not be required beyond July 31, 2003. EMS also generated revenue from the product development program it entered into with Infineon. In June 2003, Infineon decided not to market the product EMS was developing for Infineon. As a result of the changes in the Hewlett Packard and Infineon engineering services agreements the Company will no longer pursue product or service revenue related to EMS' DRAM technology.

The Company recognized $117,000 and $1.4 million in license and development fee revenue during the quarters ended June 30, 2003 and 2002, respectively. The decline of $1.3 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $123,000 in the quarter ended June 30, 2003. In the same period of 2002, royalty revenue of $50,000 was recognized. Royalty income in 2003 and 2002 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments and product development programs with Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenue of $1.1 million and $1.2 million during the quarters ended June 30, 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program. Customer funded research and development revenue in future periods is expect to decline as a result of the completion of the Hewlett Packard and Infineon product development programs.

                                   Page-17

COST OF SALES. Overall cost of product sales (exclusive of provisions for inventory write-offs) as a percentage of product revenue during the second quarter of 2003 decreased from 66% to approximately 57% as compared with the same period in 2002. Cost of sales associated with the Company's FRAM products decreased during the quarter from 53% in 2002 to approximately 49% in 2003. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. EMS cost of product sales increased to 59%, for the quarter ended June 30, 2003 as compared to 44% during the same period in 2002 due to a change in the product sales mix. EMS' sales during the three months ended June 30, 2003 were primarily related to its new products, which have experienced low yields. EMS product sales in the three months ended June 30, 2002 were primarily from its high yielding low cost 4-megabit product line. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 82% and 88% for the quarters ended June 30, 2003 and 2002, respectively. This decrease is attributable to changes in the focus of Mushkin sales to higher margin opportunities.

PROVISION FOR INVENTORY WRITE-DOWN. During the second quarter of 2003, the Company increased its provision for excess and obsolete inventory by $54,000 compared to $116,000 during the second quarter of 2002. Quarterly charges to the provision are the result of management's estimate of excess and obsolete inventories as of the balance sheet date and fluctuate with changes in inventory levels and sales forecasts for the Company's products.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended June 30, 2003 decreased $569,000 to $2.7 million, a decrease of 17% as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended June 30, 2003 remained relatively flat at $3.0 million as compared to $3.1 million for the same period in 2002.

IMPAIRMENT OF GOODWILL. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believes the downturn will likely continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of the Company's review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. The impairment charge is non-cash in nature and does not affect the Company's liquidity. There can be no assurance that future goodwill impairments will not occur.

                                   Page-18

IMPAIRMENT OF INTANGIBLE ASSETS. In June 2003, Enhanced Memory Systems was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. The Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon. This caused the Company to review the valuation of Enhanced Memory Systems' intangible asset portfolio and resulted in the recording of impairment charges of $1.7 million to adjust the asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. The impairment charges are non-cash in nature and do not affect the Company's liquidity. There can be no assurance that future long-lived asset impairments will not occur.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $17,000 to $105,000 for the quarter ended June 30, 2003, as compared to the same period in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER.  Other interest expense increased $23,000 to
$204,000 for the three months ended June 30, 2003, primarily due to minimum interest charges related to the Company's Wells Fargo credit facility.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

REVENUES. Total revenue for the six months ended June 30, 2003 was $22.7 million, a decrease of $2.6 million, or 10%, from the same period in 2002.

Revenue from product sales was flat at $20.3 million for the six months ended June 30, 2003 and 2002. FRAM product revenues for the six months ended
June 30, 2003 increased $4.1 million to $14.6 million, from the six months ended June 30, 2002. Increased FRAM product revenue is attributable to increases in shipments into the Ampy/ENEL utility meter program of approximately $1.7 million, other customers of approximately $1.4 million and approximately $950,000 related to a change in our estimate of returns from distributors. The Company historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 ("FAS No. 48"), "Revenue Recognition When
Right of Return Exists". During the first quarter of 2003, the Company concluded that it now had sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $950,000 in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $450,000 during the first six months of 2003.

                                   Page-19

Shipments into the Ampy/ENEL program represented approximately 66% and 76% of total FRAM product revenue for the periods ended June 30, 2003 and 2002, respectively.

Product revenues at the Company's Mushkin subsidiary decreased approximately $4.1 million to $5.1 million during the six months ended June 30, 2003, or 44%, compared to the same period in 2002. Mushkin revenues during the six-month period ended June 30, 2002 were exceptionally high and resulted from targeting high volume low margin business. During the quarter ended June 30, 2002, the Company began to focus on higher margin, lower volume opportunities. Additionally, during the first quarter of 2003 Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the six months ended June 30, 2003.

Product revenues at the Company's EMS subsidiary were $555,000 and $572,000 for the six months ended June 30, 2003 and 2002, respectively. During the second quarter of 2003 the Company announced its intention to realign operations of its EMS subsidiary, improving operational efficiency and concentrating the Company's resources on its FRAM product business. In April 2003, as part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, to release the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included sales of the Company's ESRAM product, would have been financially unfavorable to the Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS expected to provide contract engineering and design services in support of the joint product development program for an additional six to twelve months. However, in June 2003, Hewlett Packard notified the Company its engineering services would not be required beyond July 31, 2003. EMS also generated revenue from the product development program it entered into with Infineon. In June 2003, Infineon decided not to market the product EMS was developing for Infineon. As a result of the changes in the Hewlett Packard and Infineon engineering services agreements the Company will no longer pursue product or service revenue related to EMS' DRAM technology.

The Company recognized $234,000 and $2.8 million in license and development fee revenue during the six months ended June 30, 2003 and 2002, respectively. The decline of $2.6 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $226,000 in the six months ended June 30, 2003. In the same period of 2002, royalty revenue of $119,000 was recognized. Royalty income in 2003 and 2002 is attributable to FRAM licensing agreements with existing licensees.

                                   Page-20

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments and product development programs with Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenue of $1.9 million and $2.0 million during the six months ended June 30, 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program. Customer funded research and development revenue in future periods is expect to decline as a result of the completion of the Hewlett Packard and Infineon product development programs.

COST OF SALES. Overall cost of product sales (exclusive of inventory write-offs) as a percentage of product revenue during the six months ended June 30, 2003 decreased from 71% to approximately 59% as compared with the same period in 2002. Cost of sales associated with the Company's FRAM products decreased during the six months ended June 30, 2003 from 57% in 2002 to approximately 50% in 2003. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. EMS cost of product sales increased to 85%, for the six months ended June 30, 2003 as compared to 45% during the same period in 2002 due to a change in the product sales mix. EMS' sales during the six months ended June 30, 2003 were primarily related to its new ESRAM products, which have experienced low yields. EMS product sales in the six months ended June 30, 2002 were primarily from its high yielding low cost 4-megabit product line. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 82% and 88% for the six months ended June 30, 2003 and 2002, respectively. This decrease is attributable to changes in the focus of Mushkin sales to higher margin opportunities.

PROVISION FOR INVENTORY WRITE-DOWN. During the six months ending June 30, 2003, the Company increased its provision for excess and obsolete inventory by $1.3 million compared to $176,000 during the same period of in 2002. The 2003 charge is primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories can be sold.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the six months ended June 30, 2003 decreased $1.0 million to $5.3 million, a decrease of 16% as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the six months ended June 30, 2003 of $5.7 million decreased $198,000 as compared the same period in 2002 primarily due to decreased legal fees associated with the Company's intellectual property portfolio.

                                   Page-21

IMPAIRMENT OF GOODWILL. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believes the downturn will likely continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of the Company's review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. The impairment charge is non-cash in nature and does not affect the Company's liquidity. There can be no assurance that future goodwill impairments will not occur.

IMPAIRMENT OF INTANGIBLE ASSETS. In June 2003, Enhanced Memory Systems was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. The Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon. This caused the Company to review the valuation of Enhanced Memory Systems' intangible asset portfolio and resulted in the recording of impairment charges of $1.7 million to adjust the asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. The impairment charges are non-cash in nature and do not affect the Company's liquidity. There can be no assurance that future long-lived asset impairments will not occur.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $120,000 to $210,000 for the six months ended June 30, 2003, as compared to the same period in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $198,000 to $385,000 for the six months ended June 30, 2003, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell in April 2002 and minimum interest charges related to the Company's Wells Fargo credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations for the six months ended June 30, 2003 was $670,000, an increase of $3.4 million as compared to the same period in 2002. Cash generated to fund operations, after non-cash charges, increased $827,000 for the six-month period ending June 30, 2003 as compared to the same period in 2002. The increase was due primarily to improved operating results which reduced the operating loss between periods before charges for inventory write-offs and impairments of goodwill and intangible assets.

                                   Page-22

Accounts receivable decreases of $2.3 million since the end of 2002 are primarily attributable to collection of all outstanding amounts due from a particular Ampy/ENEL subcontractor who was delayed in paying the Company $2.6 million.

Inventories decreased $1.9 million during the six-month period ended
June 30, 2003. This decrease is the result of shipping FRAM product into the Ampy/ENEL program that were built up during the fourth quarter of 2002 because of a temporary slowdown of shipments into the Ampy/ENEL program.
Additionally, during the six months ended June 30, 2003, the Company recorded a provision for inventory write-off of $1.3 million, primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories can be sold.

Accounts payable and accrued liabilities decreased approximately $1.7 million during the six months ended June 30, 2003, from $7.1 million at the end of 2002 to $5.4 million at June 30, 2003. The decrease is primarily related to reduced shipments of FRAM production wafers from the Company's foundry partners as the Company depleted excess inventories built up during the fourth quarter of 2002.

Deferred revenue decreased approximately $2.2 million from December 31, 2002. This change is primarily related to a change in our estimate of returns from distributors (refer to Results of Operations for further discussion) and recognizing revenue on the Company's customer sponsored research and development programs with Hewlett Packard and Infineon.

Cash used in investing activities was $434,000 for the six months ended June 30, 2003, compared to $567,000 for the same period in 2002. Capital expenditures were $219,000 in the six months ended June 30, 2003 compared to $481,000 in the six-month period ended June 30, 2002. Equipment and plant expenditures are expected to be minimal during the remainder of 2003. During the six months ended June 30, 2003, $244,000 was expended for intellectual property, compared to $86,000 for the same period in 2002.

During the six months ended June 30, 2003, net cash provided by financing activities was $30,000 from the exercise of previously issued stock options. $7.4 million of cash provided by financing activities during the six months ended June 30, 2002 was primarily from the issuance of $8 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund and Bramwell Capital Corporation.

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

                                   Page-23

The Company has $8 million of 5%, 5 year, fixed price convertible debentures outstanding (See Note 7 of Part I - "Long-term Debt"). The debentures contain covenants which are customary for this type of financing, including: achieving a minimum amount of EBITDA, as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. On August 18, 2003, the Company entered into a Waiver Agreement with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the next six quarters. The quarterly payments will be between $600,000 and $800,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement provides that the Company will lower the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement and extend the exercise period for one year. These adjustments to the original terms of the convertible debentures will create significant additional non-cash charges to interest expense, which will be recorded in the third quarter. As of June 30, 2003, the Company was in compliance with all other covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least June 30, 2004 and, as such, has classified the amounts outstanding on the convertible debentures as long-term as of June 30, 2003. The Company believes its future cash flows will be sufficient to meet the quarterly payment schedule through 2004.

During the remainder of 2003, the Company will continue to receive cash from product sales, an expected FRAM license payment from an existing licensee and ongoing FRAM customer-sponsored research and development programs.

The Company is undertaking expense reduction measures during the third quarter of 2003 to appropriately size its business to expected revenue levels and reduce its operating losses and cash usage.

In March 2003, the Company entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus .50% per annum and a term of three years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company plans to use the credit facility for working capital requirements. Borrowing limits are subject to available collateral balances. At June 30, 2003, the borrowing base was $1.9 million. The Company has yet to borrow any funds under this credit agreement.

                                   Page-24

The Company had $3.5 million in cash and cash equivalents at June 30, 2003. The Company believes it has sufficient resources to fund its operations through at least June 2004. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures, other operating expenditures, the required quarterly redemption of the Company's outstanding debentures, totaling $3.8 million by December 31, 2004, and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K. At June 30, 2003, the Company's commitments under these obligations were as follows (in thousands):

                      Operating        NEBF         Convertible
                        Leases    Consulting Fee(1)  Debentures   Total
                      ---------   ---------------   -----------  -------

       2003            $  494           $ 50          $   --      $  544
       2004               745             80              --         825
       2005                19             80              --          99
       2006                15             80              --          95
       2007                --             80           8,000       8,080
                       ------           ----          ------      ------
       Total           $1,273           $370          $8,000      $9,643
                       ======           ====          ======      ======
-----------
(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

In 2002, the Company's EMS subsidiary entered into an agreement with its subcontract assembly and test supplier for committed capacity on certain semiconductor test equipment. If the committed capacity under this agreement is not utilized by the end of 2003, EMS will be liable for additional payments to its supplier. Such payments are not expected to exceed $300,000.

CRITICAL ACCOUNTING POLICIES. The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and

                                   Page-25
expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from royalties is recognized when reported to the Company after the shipment of product from the Company's technology license partners to direct customers.

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

                                   Page-26

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

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value.
Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. During the quarter ended June 30, 2003 the Company recorded $1.7 million of intangible asset impairments related to its EMS subsidiary. These impairments were the result of changing business conditions that decreased the likelihood that certain intangible assets would provide sufficient cash-flows to support the historical cost valuations. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual goodwill impairment testing as of December 31, 2002, and determined that no impairments existed at that date. However, due to changing business conditions in its Mushkin business unit the Company performed an additional goodwill impairment test as of June 30, 2003 and recorded a $3.8 million impairment charge as of June 30, 2003 (see Note 9 of the Notes to Consolidated Financial Statements -
Part I). This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. The Company

                                   Page-27
will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions. As a result of future periodic, at least annual, impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company. Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

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

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.

                                   Page-28

In May 2003, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no initial impact on the Company's financial position, results of operations or cash flows as of June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect the adoption SFAS No. 150 to have an impact on its results on the Company's financial position, results of operations or cash flows.

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

In June 2003, Enhanced Memory Systems was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. The Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon.

                                   Page-29

On June 30, 2003 the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders have entered into an agreement to waive the covenant violation. The Waiver Agreement provides for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the next six quarters. The quarterly payments will be between $600,000 and $800,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement provides that the Company will lower the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement and extend the exercise period for one year. These adjustments to the original terms of the convertible debentures will create significant additional non-cash charges to interest expense, which will be recorded in the third quarter. As of June 30, 2003, the Company was in compliance with all other covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least June 30, 2004 and, as such, has classified the amounts due beyond June 30, 2004 on the convertible debentures as long-term as of June 30, 2003. The Company believes its future cash flows will be sufficient to meet the quarterly payment schedule through 2004.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at June 30, 2003 would have less than an $100,000 effect on the Company's earnings or cash flows.

                                   Page-30

ITEM 4 - CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures and internal controls over financial reporting of the Company as defined in Exchange Act Rule 13(a)-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the second quarter of 2003 in any previously reported litigation, see Note 6 of Part I for a current description of on-going litigation.

ITEM 2 - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On June 30, 2003 the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders have entered into an agreement to waive the covenant violation. See "Part I, Note 7 - Long-term Debt" and "Part I, Item 2, Liquidity and Capital Resources" for additional information.

On June 30, 2003, the Company failed to meet the minimum net worth and net income provisions required under its $3 million credit facility with Wells Fargo, which by the terms of the credit facility became an event of default on June 30, 2003. The Company and Wells Fargo have not yet entered into an agreement to waive the covenant violations. At June 30, 2003, there were no borrowings under the Wells Fargo Credit Facility.

                                   Page-31

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2003, the Company held its 2003 Annual Meeting of Common Stockholders (the "Annual Meeting") in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.
At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company:

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      William W. Staunton, III      18,829,092            372,775
      Greg B. Jones                 18,831,092            370,775
      William G. Howard             18,931,779            270,088
      Eric A. Balzer                18,925,257            276,610
      Albert J. Hugo-Martinez       18,927,569            274,298
      Harald Eggers                 18,826,221            375,646
      Klaus Fleischmann             18,958,064            243,803

The Company's stockholders also approved the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 by the following votes.

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

           19,128,869            59,762               13,236

The items to be voted upon at the 2003 Annual Meeting were routine items (Directors and Auditors). Brokers had discretionary authority to vote for both of these items regardless if they received voting instructions from the beneficial holders. As a result, there were no broker non-votes for the 2003 Annual Meeting.

ITEM 5 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          4.1 Waiver Agreement between Bramwell Capital Corporation and the Registrant, dated August 18, 2003.

          4.2 Waiver Agreement between Halifax Fund, L.P. and the Registrant, dated August 18, 2003.

          4.3 Waiver Agreement between Infineon Technologies AG and the Registrant, dated August 18, 2003.

                                   Page-32

         10.1* Amendment Number Two to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, dated April 14, 2003.

         10.2* Amendment to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory
                Systems, Inc., a subsidiary of the Registrant, dated February 8, 2002.

         10.3* Amendment Number Three to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, dated June 27, 2003.

         31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     On June 13, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 9 - "Regulation FD Disclosure."

     On August 7, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Conditions."

                                   Page-33

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 19, 2003                           /S/ LuAnn D. Hanson
                                         -------------------------
                                          LuAnn D. Hanson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Page-34