Form 10-Q
period 2003-09-30
RAMTRON INTERNATIONAL CORP
filed 2003-11-07
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2003

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

Common Stock, $.01 Par Value -  22,181,625 shares as of November 05, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Sept. 30,    Dec. 31,
                                                           2003        2002
                                                         ---------   ---------
     ASSETS

Current assets:
   Cash and cash equivalents                             $ 3,856     $ 3,222
   Accounts receivable, less allowances
     of $409 and $231, respectively                        4,421       8,981
   Inventories                                             5,206       8,952
   Other current assets                                      312         232
                                                        ---------   ---------
      Total current assets                                13,795      21,387

Property, plant and equipment, net                         4,079       4,600
Intangible assets, net                                     8,085      14,150
Other assets                                                 663         805
                                                        ---------   ---------
      Total assets                                       $26,622     $40,942
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $ 4,498     $ 5,960
   Accrued liabilities                                       882       1,147
   Deferred revenue                                        1,038       2,778
   Current portion of long-term debt, net of
     unamortized discount of $746 and $0, respectively     1,674          --
                                                        ---------   ---------
      Total current liabilities                            8,092       9,885

Deferred revenue                                           4,641       5,175
Long-term debt, net of unamortized
   discount of $1,251 and $2,272, respectively             3,529       5,728
                                                        ---------   ---------
      Total liabilities                                   16,262      20,788
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
    22,165,591 and 22,123,768 shares issued and
     outstanding, respectively                               222         221
   Additional paid-in capital                            234,794     234,517
   Accumulated deficit                                  (224,656)   (214,584)
                                                        ---------   ---------
      Total stockholders' equity                          10,360      20,154
                                                        ---------   ---------
      Total liabilities and stockholders' equity         $26,622     $40,942
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2003      2002      2003      2002
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 7,252   $10,967   $27,564   $31,303
   License and development fees             117     1,996       350     4,812
   Royalties                                155       238       380       357
   Customer-sponsored research
     and development                        396       624     2,325     2,621
                                        --------  --------  --------  --------
                                          7,920    13,825    30,619    39,093
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  4,581     7,547    16,492    21,730
   Provision for inventory write-off         30        40     1,311       216
   Research and development               2,400     2,627     6,412     8,071
   Customer-sponsored research
     and development                        370       496     1,636     1,569
   Sales, general and administrative      2,377     2,731     8,074     8,625
   Impairment of goodwill                    --        --     3,843        --
   Impairment of intangible assets           --        --     1,687        --
                                        --------  --------  --------  --------
                                          9,758    13,441    39,455    40,211
                                        --------  --------  --------  --------
Operating income (loss)                  (1,838)      384    (8,836)   (1,118)
Interest expense, related party            (132)     (109)     (342)     (199)
Interest expense, other                    (252)     (182)     (637)     (369)
Other income, net                             5       115        27       151
Loss on disposition of assets               (78)      (55)     (284)     (143)
                                        --------  -------- ---------  --------
Net income (loss)                       $(2,295)  $   153  $(10,072)  $(1,678)
                                        ========  ======== ========= =========
Net income (loss) per common share:
  Net income (loss)                     $(2,295)  $   153  $(10,072)  $(1,678)
  Dividends on redeemable
    preferred stock                          --       (12)       --       (82)
  Accretion of redeemable
    preferred stock                          --        (2)       --       (14)
                                        --------  --------  -------- ---------
Net income (loss) applicable
    to common shares                    $(2,295)  $   139  $(10,072)  $(1,774)
                                        ========  ======== ========= =========
Net income (loss) per share:
  Basic                                 $ (0.10)  $  0.01   $ (0.45)  $ (0.08)
                                        ========  ========  ========  ========
  Diluted                               $ (0.10)  $  0.01   $ (0.45)  $ (0.08)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  22,148    22,083    22,138    22,082
                                        ========  ========  ========  ========
  Diluted                                22,148    22,658    22,138    22,082
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.
                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2003      2002
                                                           --------  --------
Cash flows from operating activities:
   Net loss                                               $(10,072)   $(1,678)
   Adjustments used to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                           1,300     1,476
     Amortization of debt discount                             454       260
     Provision for inventory write-off                       1,311       216
     Loss on abandonment of intangible assets                  295       140
     Impairment of goodwill                                  3,843        --
     Impairment of intangible assets                         1,687        --
     Gain on sale of equipment                                 (11)       --
     Stock options issued for services                          --        71

Changes in assets and liabilities:
     Accounts receivable                                     4,560      (864)
     Inventories                                             2,435      (176)
     Accounts payable and accrued liabilities               (1,727)    1,521
     Deferred revenue                                       (2,274)   (2,812)
     Other                                                      76       240
                                                          --------- ---------
       Net cash provided by (used in) operating
         activities                                          1,877    (1,606)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (228)     (698)
   Proceeds from sale of assets                                 29        --
   Intellectual property                                      (329)     (272)
                                                          --------- ---------
       Net cash used in investing activities                  (528)     (970)
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from long-term debt issuance                        --     8,000
   Long-term debt issue costs                                   --      (746)
   Principal payments on long-term debt                       (800)       --
   Redemption of convertible preferred stock                    --    (1,174)
   Issuance of common stock                                     85         4
                                                          --------- ---------
       Net cash provided by (used in) financing
         activities                                           (715)    6,084
                                                          --------- ---------
Net increase in cash and cash equivalents                      634     3,508

Cash and cash equivalents, beginning of period               3,222     3,259
                                                          --------- ---------
Cash and cash equivalents, end of period                  $  3,856  $  6,767
                                                          ========= =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $    320  $    112
                                                          ========= =========
   Warrant issued for debt issuance costs                 $     --   $   190
                                                          ========= =========
See accompanying notes to consolidated financial statements.
                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 have been prepared from the books and records of Ramtron International Corporation, (the "Company"), without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2.   REVENUE RECOGNITION

The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48, "Revenue Recognition When Right of Return Exists". During the first quarter of 2003, the Company concluded that it had sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $1.3 million in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $490,000 during the first quarter of 2003 and the nine-month period ended September 30, 2003.

NOTE 3.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net income
(loss). Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company's net income (loss) for the three and nine month periods ended September 30, 2003 and 2002 would have changed to the following adjusted amounts:

                                   Page-5

                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                             2003             2002
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss) applicable to
  common shares:
    As reported                            $(2,295)         $   139
    Pro forma                               (2,460)            (250)

Net income (loss) per share:
    As reported - basic and diluted         $(0.10)          $ 0.01
    Pro forma - basic and diluted            (0.11)           (0.01)

                                              Nine Months Ended
                                                 September 30,
                                           -------------------------
                                             2003             2002
                                           --------         --------
                                    (in thousands, except per share amounts)
Net loss applicable to
  common shares:
    As reported                            $(10,072)         $(1,774)
    Pro forma                               (10,754)          (3,267)

Net loss per share:
    As reported - basic and diluted        $ (0.45)         $ (0.08)
    Pro forma - basic and diluted            (0.49)           (0.15)

For disclosure purposes, the fair value of stock based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and nine months ended September 30, 2003 and 2002:

                            Three months ended          Nine months ended
                               September 30,              September 30,
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

The weighted average fair value of shares granted during the nine months ended September 30, 2003 and 2002 was $1.62 and $2.40, respectively.

                                   Page-6

NOTE 4.  INVENTORIES

Inventories consist of:
                                            Sept. 30,     Dec. 31,
                                              2003          2002
                                            ---------     --------
                                                (in thousands)

                    Finished goods           $3,193        $3,783
                    Work in process           2,331         5,401
                    Obsolescence reserve       (318)         (232)
                                             ------        ------
                    Total                    $5,206        $8,952
                                             ======        ======

NOTE 5.   EARNINGS PER SHARE

The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by weighted average shares outstanding. Diluted net income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company recorded a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         2003      2002      2003      2002
                                       --------  --------  --------  --------
Net income (loss) applicable to
   common shares                       $(2,295)   $  139   $(10,072) $(1,774)
                                       ========  ========  ========= ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning
     of period                          22,138    22,083     22,124   22,081
   Weighted average common
     shares issued during period            10        --         14        1
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                 22,148    22,083     22,138   22,082

   Effect of other dilutive securities:
    Options                                 --       421         --       --
    Warrants                                --       154         --       --
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted               22,148    22,658     22,138   22,082
                                       ========  ========  ========  ========

Net income (loss) per share:
  basic                                $ (0.10)   $ 0.01   $ (0.45)  $ (0.08)
                                       ========  ========  ========  ========
  diluted                              $ (0.10)   $ 0.01   $ (0.45)  $ (0.08)
                                       ========  ========  ========  ========

                                   Page-7

As of September 30, 2003, the Company had several equity instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. These potential stock issuances are excluded from loss per share calculations because their effect was anti-dilutive:

                                  Three and
                                 Nine Months    Three Months    Nine Months
                                    Ended           Ended           Ended
                                Sep. 30, 2003   Sep. 30, 2002   Sep. 30, 2002
                                -------------   -------------   -------------
                                             (in thousands)
Warrants                             2,349          1,489            2,394
Options                              3,630          2,024            3,729
Convertible debentures               1,910          2,123            2,123

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

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the

                                   Page-8
original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company.
In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. In November 2002, the Patent Office informed the Company and National that it will not change its August 2001 decision. In December 2002, the Company appealed this decision to the District Court of the District of Columbia.

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

NOTE 7.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG ("Infineon"), Halifax Fund ("Halifax"), managed by The Palladin Group, L.P. and Bramwell Capital Corporation ("Bramwell"), managed by Cavallo Capital. Prior to issuance of the convertible debentures, Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20% of its outstanding shares, and 20% of the outstanding shares of the Company's subsidiary, Enhanced Memory Systems, Inc. ("EMS"). On March 29, 2002, the Company issued

                                   Page-9
a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price ("VWAP") of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

In addition, 700,435 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000 at March 28, 2002. The following assumptions were used at the time of initial issuance to value these warrants: risk free interest rate of 4.93%, expected yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of September 30, 2003 is approximately $1,376,000.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of September 30, 2003 is approximately $621,000.

The debentures contain covenants, which are customary for this type of financing, including, without limitation: achieving a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the "Default"). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the "Waiver Agreement") with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the next six quarters. The Company paid the initial principal payment of $800,000 on August 19, 2003. The remaining five quarterly payments will be between $600,000 and $620,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement provides that the Company will lower the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and extend the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase of approximately $179,000 to debt discount and additional

                                   Page-10
paid-in capital, which was recorded during the quarter ended September 30, 2003. This increase to debt discount will be amortized into interest expense over the remaining life of the debenture. As of September 30, 2003 the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet its covenant requirements from January 1, 2004 through at least September 30, 2004 and, as such, has classified the amounts due after September 30, 2004 as long-term as of September 30, 2003.

NOTE 8.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

The Company's operations are conducted through three business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. EMS licenses, manufactures and distributed high-speed DRAM products. The Company's wholly owned subsidiary, Mushkin Inc. ("Mushkin"), distributes high-speed DRAM products in the aftermarket through both direct and e-commerce sales channels.

The accounting policies for determining segment net income or loss are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table presents segment information for the three months ended September 30, 2003 and 2002.

                                               2003                                      2002
                                ------------------------------------    -------------------------------------
                                  FRAM       EMS    Mushkin   Total        FRAM       EMS    Mushkin   Total
                                ------------------------------------    -------------------------------------
                                                              (in thousands)
Revenue:
  Product sales                 $ 4,622   $    15   $ 2,615   $ 7,252     $ 6,668   $   248   $4,051  $10,967
  License and
    development fees                117        --        --       117       1,996        --       --    1,996
  Royalties                         155        --        --       155         238        --       --      238
  Customer-sponsored
    research and development        154       242        --       396         235       389       --      624
                                --------  --------  --------  --------    --------  --------  ------  --------
                                  5,048       257     2,615     7,920       9,137       637    4,051   13,825

Costs and expenses                6,102       991     2,665     9,758       6,763     2,671    4,007   13,441
                                --------  --------  --------  --------    --------  --------  ------  --------
Operating income (loss)          (1,054)     (734)      (50)   (1,838)      2,374    (2,034)      44      384
Other                               (78)       --        --       (78)        (51)       (4)      --      (55)
                                --------  --------  --------  --------    --------  --------  ------  --------
Segment income (loss)           $(1,132)  $  (734)  $   (50)  $(1,916)    $ 2,323   $(2,038)  $   44      329
                                ========  ========  ========  ========    ========  ========  ======  ========

                                   Page-11

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(379,000) and $(176,000) in 2003 and 2002, respectively, not allocated to business segments.

The following table presents segment information for the nine months ended September 30, 2003 and 2002.

                                               2003                                      2002
                                ------------------------------------    -------------------------------------
                                  FRAM       EMS    Mushkin   Total        FRAM       EMS    Mushkin   Total
                                ------------------------------------    -------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                 $19,266   $   571   $ 7,727   $27,564    $17,246   $   820   $13,237   $31,303
  License and
    development fees                350        --        --       350      4,812        --        --     4,812
  Royalties                         380        --        --       380        357        --        --       357
  Customer-sponsored
    research and development        976     1,349        --     2,325        578     2,043        --     2,621
                                --------  --------  --------  --------   --------  --------  --------  --------
                                 20,972     1,920     7,727    30,619     22,993     2,863    13,237    39,093

Costs and expenses               19,752     6,354     7,819    33,925     18,406     8,638    13,167    40,211
Impairment charges                   --     1,687     3,843     5,530         --        --        --        --
                                --------  --------  --------  --------   --------  --------  --------  --------
Operating income (loss)           1,220    (6,121)   (3,935)   (8,836)     4,587    (5,775)       70    (1,118)
Other                              (150)     (123)       --      (273)      (116)      (27)       --      (143)
                                --------  --------  --------  --------   --------  --------  --------  --------
Segment income (loss)           $ 1,070   $(6,244)  $(3,935)  $(9,109)   $ 4,471   $(5,802)  $    70   $(1,261)
                                ========  ========  ========  ========   ========  ========  ========  ========
Total assets                    $17,608   $ 3,505   $ 5,509   $26,622    $24,363   $ 6,001   $ 9,833   $40,197
                                ========  ========  ========  ========   ========  ========  ========  ========

Segment income (loss) excludes interest income, interest expense and miscellaneous charges on a total basis of $(963,000) and $(417,000) in 2003 and 2002, respectively, not allocated to business segments.

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

                                   Page-12

As a result of an analysis completed as of June 30, 2003, the Company recorded impairment charges totaling $5,530,000. These charges included $3,843,000 for impairment of goodwill related to the Company's Mushkin business unit. As a result of the events discussed below, the Company determined it was necessary to perform an analysis of the fair value of this goodwill during the second quarter. This charge is reflective of a sustained downturn in DRAM market conditions that the Company expects to continue for some time into the future and has resulted in lower than expected actual and projected revenue and profitability of this business unit. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons.

In June 2003, EMS was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. However, the Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon. A valuation of EMS' intangible assets was completed and impairment charges of $1,687,000 were recorded to adjust asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations.

The impairment charges are non-cash in nature and do not affect the Company's liquidity. There can be no assurance that future goodwill and long-lived asset impairments will not occur.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During        as of
                          January 1,     the        Sep. 30,
                            2003        Period        2003
                          ---------   ---------     ---------
                                    (in thousands)

     FRAM                   $  585     $    --       $  585
     Mushkin                 7,278      (3,843)(a)    3,435
                           --------    --------     --------
     Total                  $7,863     $(3,843)      $4,020
                           ========    ========     ========
---------
(a) Second quarter 2003 impairment charge.

                                   Page-13

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                     September 30,       December 31,
                                         2003                2002
                                     -------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                          $7,023              $7,934
       Product license fees              2,150               2,150
       Process technology                   --               1,983
       Accumulated amortization         (5,108)             (5,780)
                                        -------             -------
         Total                          $4,065              $6,287
                                        =======             =======

Amortization expense for intangible assets for the three months ended September 30, 2003 and 2002, was approximately $127,000 and $263,000, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002, was approximately $570,000 and $683,000, respectively. Estimated amortization expense for intangible assets, is $700,000 in 2003, $550,000 in 2004 through 2007 and $1.7 million thereafter.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2002.

REVENUES. Total revenue for the quarter ended September 30, 2003 was $7.9 million, a decrease of $5.9 million, or 43%, from the quarter ended September 30, 2002. This decrease is primarily due to a decline in product revenue of $3.7 million and lower license and development fee revenue of $1.9 million.

The 34% decline in product revenue for the quarter ended September 30, 2003 was the result of decreased product sales at both the FRAM and Mushkin businesses. Compared to the quarter ended September 30, 2002, FRAM product revenues decreased $2.0 million, a decrease of 31%. The decrease from the third quarter of 2002 was the result of a $3.0 million decline in revenue from the Enel meter program offset by a $1.0 million increase in all other customer revenue. Strong order and shipment activity for the Enel meter program during the second quarter of 2003 resulted in the reduced activity during the current quarter. Shipments into the Ampy/ENEL program represented approximately 43% and 76% of total FRAM product revenue for the quarters ended September 30, 2003 and 2002, respectively.

Product revenues at the Company's Mushkin subsidiary decreased approximately $1.4 million to $2.6 million during the three months ended September 30, 2003, or 35%, compared to the same period in 2002. The Company's focus on higher margin, lower volume opportunities, as well as the sustained downturn in the DRAM markets, are the primary reasons for the quarterly decrease in revenues.

                                   Page-15

Product revenue at the Company's EMS subsidiary was $16,000 and $248,000 for the three months ended September 30, 2003 and 2002, respectively. During the second quarter of 2003 the Company announced its intention to realign operations of its EMS subsidiary, improving operational efficiency and concentrating the Company's resources on its FRAM product business. In April 2003, as part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, to release the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included sales of the Company's ESRAM product, would have been financially unfavorable to the Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS expected to provide contract engineering and design services in support of the joint product development program for an additional six to twelve months. However, in June 2003, Hewlett Packard notified the Company its engineering services would not be required beyond July 31, 2003. EMS also generated revenue from the product development program it entered into with Infineon. In June 2003, Infineon decided not to market the product EMS was developing for Infineon. As a result of the changes in the Hewlett Packard and Infineon engineering services agreements, the Company will no longer pursue product or service revenue related to EMS' DRAM technology.

The Company recognized $117,000 and $2.0 million in license and development fee revenue during the quarters ended September 30, 2003 and 2002, respectively. The decline of $1.9 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $155,000 in the quarter ended September 30, 2003. In the same period of 2002, royalty revenue of $238,000 was recognized. Royalty revenue in 2003 and 2002 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments and product development programs with Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenue of $396,000 and $624,000 during the quarters ended September 30, 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program.

                                   Page-16

COST OF SALES. Overall cost of product sales (exclusive of provisions for inventory write-offs) as a percentage of product revenue during the third quarter of 2003 decreased from 69% to approximately 63% as compared with the same period in 2002. Cost of sales associated with the Company's FRAM products decreased during the quarter from 59% in 2002 to approximately 51% in 2003. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 85% and 87% for the quarters ended September 30, 2003 and 2002, respectively.
This decrease is attributable to changes in the focus of Mushkin sales to higher margin opportunities.

PROVISION FOR INVENTORY WRITE-DOWN. During the third quarter of 2003, the Company increased its provision for excess and obsolete inventory by $30,000 compared to $40,000 during the third quarter of 2002. Quarterly charges to the provision are the result of management's estimate of excess and obsolete inventories as of the balance sheet date and fluctuate with changes in inventory levels and sales forecasts for the Company's products.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended September 30, 2003 decreased $353,000 to $2.8 million, a decrease of 11% as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended September 30, 2003 decreased $354,000 to $2.4 million as compared to $2.7 million for the same period in 2002. This reduction is primarily related to lower marketing expenses at the Company's EMS subsidiary, reduced sales representative commissions resulting from lower product revenues and decreases in administrative salaries and benefits.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $23,000 to $132,000 for the quarter ended September 30, 2003, as compared to the same period in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $70,000 to $252,000 for the three months ended September 30, 2003, primarily due to minimum interest charges related to the Company's Wells Fargo credit facility and increased amortization of debt discount resulting from principal payments during the quarter on the Company's convertible debentures.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Total revenue for the nine months ended September 30, 2003 was $30.6 million, a decrease of $8.5 million, or 22%, from the same period in 2002.

                                   Page-17

Revenue from product sales decreased $3.7 million, or 12%, for the nine months ended September 30, 2003 as compared to the same period in 2002. FRAM product revenues for the nine months ended September 30, 2003 increased $2.0 million to $19.3 million, from the nine months ended September 30, 2002. The Company's shipments to new and existing (non-Ampy/ENEL) customers increased $2.5 million during the period, while Ampy/ENEL shipments decreased approximately $1.5 million. Additionally, the Company recorded revenue of approximately $950,000 related to a change in our estimate of returns from distributors during the nine-month period ended September 30, 2003. The Company historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 ("FAS No. 48"), "Revenue Recognition When Right of Return Exists". During the first quarter of 2003, the Company concluded that it now had sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $950,000 in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $450,000 during the first nine months of 2003.

Shipments into the Ampy/ENEL program represented approximately 60% and 78% of total FRAM product revenue for the nine-month periods ended September 30, 2003 and 2002, respectively.

Product revenues at the Company's Mushkin subsidiary decreased approximately $5.5 million to $7.3 million during the nine months ended September 30, 2003, or 42%, compared to the same period in 2002. Mushkin revenues during the nine-month period ended September 30, 2002 were high and resulted from targeting high volume low margin business. During the quarter ended June 30, 2002, the Company began to focus on higher margin, lower volume opportunities, which resulted in decreasing revenue beginning in the latter half of 2002. Additionally, during the first quarter of 2003 Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the nine months ended September 30, 2003.

Product revenues at the Company's EMS subsidiary were $571,000 and $820,000 for the nine months ended September 30, 2003 and 2002, respectively. During the second quarter of 2003 the Company announced its intention to realign operations of its EMS subsidiary, improving operational efficiency and concentrating the Company's resources on its FRAM product business. In April 2003, as part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, to release the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included sales of the Company's ESRAM product, would have been financially unfavorable to the

                                   Page-18

Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS expected to provide contract engineering and design services in support of the joint product development program for an additional six to twelve months. However, in June 2003, Hewlett Packard notified the Company its engineering services would not be required beyond July 31, 2003. EMS also generated revenue from the product development program it entered into with Infineon. In June 2003, Infineon decided not to market the product EMS was developing for Infineon. As a result of the changes in the Hewlett Packard and Infineon engineering services agreements the Company will no longer pursue product or service revenue related to EMS' DRAM technology.

The Company recognized $350,000 and $4.8 million in license and development fee revenue during the nine months ended September 30, 2003 and 2002, respectively. The decline of $4.5 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $380,000 in the nine months ended September 30, 2003. In the same period of 2002, royalty revenue of $357,000 was recognized. Royalty income in 2003 and 2002 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments and product development programs with Hewlett Packard Co. and Infineon Technologies AG. The Company recognized customer-sponsored research and development revenue of $2.3 million and $2.6 million during the nine months ended September 30, 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program. Customer funded research and development revenue in future periods is expected to decline as a result of the completion of the Hewlett Packard and Infineon product development programs.

COST OF SALES. Overall cost of product sales (exclusive of inventory write-offs) as a percentage of product revenue during the nine months ended September 30, 2003 decreased from 69% to approximately 60% as compared with the same period in 2002. Cost of sales associated with the Company's FRAM products decreased during the nine months ended September 30, 2003 from 58% in 2002 to approximately 50% in 2003. FRAM cost of sales declined as the Company improved manufacturing yields, shipped a more economical version of the product used in the Ampy/ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 83% and 88% for the nine months ended September 30, 2003 and 2002, respectively. This decrease is attributable to changes in the focus of Mushkin sales to higher margin opportunities.

                                   Page-19

PROVISION FOR INVENTORY WRITE-DOWN.  During the nine months ending
September 30, 2003, the Company increased its provision for excess and obsolete inventory by $1.3 million compared to $216,000 during the same period of 2002. The 2003 charge is primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories at EMS can be sold.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the nine months ended September 30, 2003 decreased $1.6 million to $8 million, a decrease of 17% as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the nine months ended September 30, 2003 of $8.1 million decreased $551,000 as compared the same period in 2002 primarily due to on-going cost reduction activities which reduced salary, employee benefits and travel expenses.

IMPAIRMENT OF GOODWILL. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believed the downturn was likely to continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of the Company's review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. The impairment charge is non-cash in nature and does not affect the Company's liquidity. There can be no assurance that future goodwill impairments will not occur.

IMPAIRMENT OF INTANGIBLE ASSETS. In June 2003, Enhanced Memory Systems was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of Enhanced-DRAM products. However, the Company will pursue the sale or licensing of EMS' intellectual property assets. Any sale of the intellectual property assets will require the prior approval of Infineon. This caused the Company to review the valuation of Enhanced Memory Systems' intangible asset portfolio and resulted in the recording of impairment charges of $1.7 million to adjust the asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. The impairment charges are non-cash in nature and do not affect the Company's liquidity. There can be no assurance that future long-lived asset impairments will not occur.

                                   Page-20

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $143,000 to $342,000 for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $268,000 to $637,000 for the nine months ended September 30, 2003, primarily due to interest expense related to convertible debentures issued to Halifax and Bramwell in April 2002 and minimum interest charges related to the Company's Wells Fargo credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations for the nine months ended September 30, 2003 were $1.9 million, an increase of $3.5 million as compared to the same period in 2002. Cash used to fund operations, after non-cash charges, increased $1.7 million for the nine-month period ending September 30, 2003 as compared to the same period in 2002. The increase was due primarily to operating losses during the third quarter of 2003 resulting from a one-quarter slow down in shipments to the Company's principal FRAM customer. Fourth quarter shipments to this customer are expected to return to normal levels of approximately 2 million units per quarter.

Accounts receivable decreases of $4.6 million since the end of 2002 are primarily attributable to collection of all outstanding amounts due from a particular Ampy/ENEL subcontractor who was delayed in paying the Company $2.6 million and lower third quarter sales activity as previously discussed.

Inventories decreased $2.4 million during the nine-month period ended September 30, 2003. This decrease is the result of shipping FRAM product into the Ampy/ENEL program that were built up during the fourth quarter of 2002 because of a temporary slowdown of shipments into the Ampy/ENEL program and reduced product shipments from the Company's foundry, Fujitsu, due to the effects of an earthquake in the vicinity of Fujitsu's wafer foundry in May 2003. Wafer shipments returned to normal levels in the latter half of the third quarter 2003. Additionally, during the nine months ended September 30, 2003, the Company recorded a provision for inventory write-off of $1.3 million, primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing EMS inventories can be sold.

Accounts payable and accrued liabilities decreased approximately $1.7 million during the nine months ended September 30, 2003, from $7.1 million at the end of 2002 to $5.4 million at September 30, 2003. The decrease is primarily related to reduced shipments of FRAM production wafers from the Company's foundry partners as the Company depleted excess inventories built up during the fourth quarter of 2002 and reduced product shipments from the Company's foundry, Fujitsu, due to the effects of an earthquake in the vicinity of Fujitsu's wafer foundry in May 2003. Wafer shipments returned to normal levels in the latter half of the third quarter 2003. Additionally, the Company's expense levels have decreased as a result of the reduction in EMS' operating activities.

                                   Page-21

Deferred revenue decreased approximately $2.3 million from December 31, 2002. This change is primarily related to a change in our estimate of returns from distributors (refer to Results of Operations for further discussion) and recognizing revenue on the Company's customer sponsored research and development programs with Hewlett Packard and Infineon.

Cash used in investing activities was $528,000 for the nine months ended September 30, 2003, compared to $970,000 for the same period in 2002. Capital expenditures were $228,000 in the nine months ended September 30, 2003 compared to $698,000 in the nine-month period ended September 30, 2002. Equipment and plant expenditures are expected to be minimal through the end of 2004. During the nine months ended September 30, 2003, $329,000 was expended for intellectual property, compared to $272,000 for the same period in 2002.

During the nine months ended September 30, 2003, net cash used in financing activities was $715,000 primarily related to principal payments of $800,000 to the Company's debenture holders in accordance with the terms of the covenant Waiver Agreement entered into with Halifax, Bramwell and Infineon on August 18, 2003 (See Note 7 in Notes to Consolidated Financial Statements). Per the terms of the agreement, the Company is required to make quarterly principal payments to the debenture holders for the next five quarters in amounts ranging from $600,000 to $620,000 per quarter. During the nine months ended September 30, 2002, $6.1 million of cash provided by financing activities was primarily from the issuance of $8 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax Fund and Bramwell Capital Corporation, offset by approximately $1.2 million used to redeem 1,160 shares of redeemable convertible preferred stock on its maturity date.

The Company is currently involved in a patent interference proceeding (see
Note 6 of Part I - "Contingencies"). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that such a result could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole. The Company may also incur significant litigation expenses in the defense of the interference proceeding.

The Company has $7.2 million of 5%, 5 year, fixed price convertible debentures outstanding at September 30, 2003 (See Note 7 of Part I - "Long-term Debt"). The debentures contain covenants, which are customary for this type of financing, including: achieving a minimum amount of EBITDA, as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. On August 18, 2003, the Company entered into a Waiver Agreement with the debenture holders. The

                                   Page-22

Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the six quarters from July 2003 to December 2004. The initial principal payment of $800,000 was made on August 19, 2003. The remaining five quarterly payments will be between $600,000 and $620,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. As of September 30, 2003 the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least September 30, 2004 and, as such, has classified the amounts due after September 30, 2004 as long-term as of September 30, 2003. The Company believes its future cash flows will be sufficient to meet the quarterly payment schedule through 2004.

During the remainder of 2003 and into 2004, the Company will continue to receive cash from product sales, an expected FRAM license payment from an existing licensee and ongoing FRAM customer-sponsored research and development programs.

In an effort to appropriately size its business to expected revenue levels and reduce its operating losses and cash usage, the Company took expense reduction measures during the third quarter of 2003 that are expected to result in savings of up to $500,000 per quarter.

The Company has entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of three years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company plans to use the credit facility for working capital requirements. Borrowing limits are subject to available collateral balances. At September 30, 2003, the borrowing base was $1.6 million. The Company has yet to borrow any funds under this credit agreement.

The Company had $3.9 million in cash and cash equivalents at September 30, 2003. The Company believes it has sufficient resources to fund its operations through at least September 2004. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures, other operating expenditures, the required quarterly redemption of the Company's outstanding debentures, totaling $3.0 million between October 1, 2003 and December 31, 2004, and the potential results of pending patent litigation, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or

                                   Page-23
at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K. At September 30, 2003, the Company's commitments under these obligations were as follows (in thousands):

            Operating        NEBF         Convertible    Committed
              Leases    Consulting Fee(1)  Debentures    Capacity(2)   Total
            ---------   ---------------   -----------    ---------    -------

2003          $200           $ 35           $  600          $129      $  964
2004            20             80            2,440            --       2,540
2005            19             80               --            --          99
2006            15             80               --            --          95
2007            --             80            4,160            --       4,240
             ------         ------          ------        -------     -------
Total         $254           $355           $7,200          $129      $7,938
             ======         ======          ======        =======     =======
-----------
(1) These consulting fees are required to be paid to NEBF as long as NEBF owns at least 5% of the outstanding shares of the Company.

(2) In 2002, the Company's EMS subsidiary entered into an agreement with its subcontract assembly and test supplier for committed capacity on certain semiconductor test equipment. During the quarter ended September 30, 2003 EMS recorded approximately $129,000 in excess capacity charges to complete its agreement with the assembly and test supplier.

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

                                   Page-24

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

                                   Page-25

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

                                   Page-26

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

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any variable interest entities that it may be required to consolidate.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No.
150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments existing as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position, results of operations or cash flows.

OUTLOOK

The Company expects revenues will continue to be variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenue, there is increased stability in world-wide DRAM markets, new products are developed and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

                                   Page-27

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and DRAM module products, decrease the cost of producing such products and develop and commercialize new FRAM and DRAM module products.

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

On June 30, 2003, the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders have entered into an agreement to waive the covenant violation. The Waiver Agreement provides for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the six quarters. The initial principal payment of $800,000 was made on August 19, 2003. The remaining five quarterly payments will be between $600,000 and $620,000. If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement provides that the Company will lower the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and extend the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount of approximately $179,000 which was recorded during the quarter ended September 30, 2003. This increase to debt discount will be amortized into interest expense over the remaining life of the debenture. As of September 30, 2003 the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least September 30, 2004 and, as such, has classified the amounts due after September 30, 2004 as long-term as of September 30, 2003. The Company believes its future cash flows will be sufficient to meet the quarterly payment schedule through 2004.

                                   Page-28

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at September 30, 2003 would have less than an $100,000 effect on the Company's earnings or cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

As of September 30, 2003, under direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) the Company's disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While there have been no material developments during the third quarter of 2003 in any previously reported litigation, see Note 6 of Part I for a current description of on-going litigation.

ITEMS 2-5 - NONE

                                   Page-29

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          4.1 First Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated June 12, 2003.

          4.2 Second Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated September 5, 2003.

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

(b)  Reports on Form 8-K

     On August 7, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

     On October 23, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On October 24, 2003, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

                                   Page-30

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 7, 2003                        /S/ LuAnn D. Hanson
                                        -------------------------
                                         LuAnn D. Hanson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                   Page-31