Form 10-K
period 2003-12-31
RAMTRON INTERNATIONAL CORP
filed 2004-03-26
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

                         Common Stock ($.01 par value)
                         -----------------------------
                             (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  / X /  No  /   /

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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 22, 2004 was $44,995,945 based on the closing price of the Company's common stock as reported on The Nasdaq Stock Market.

As of March 22, 2004, 22,196,264 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . .   4
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 3.  Legal Proceeding . . . . . . . . . . . . . . . . . . . .  19
     Item 4.  Submission of Matters to a Vote of Security Holders  . .  21

PART II
     Item 5.   Market for Registrant's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . .  21
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  23
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .  23
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  51
     Item 8.   Financial Statements and Supplementary Data . . . . . .  52
     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  53
     Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . .  53

PART III
     Item 10.  Directors and Executive Officers of the Registrant  . .  54
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .  54
     Item 12.  Security Ownership of Principal Stockholders
               and Management  . . . . . . . . . . . . . . . . . . . .  54
     Item 13.  Certain Relationships and Related Management  . . . . .  54
     Item 14.  Principal Accountant Fees and Services  . . . . . . . .  54

PART IV
     Item 15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . .  54

                                   Page-3

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" and are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and in the Company's Annual Reports to Shareholders.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.   BUSINESS

                              COMPANY OVERVIEW

Ramtron International Corporation (Ramtron or the Company) is a fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated products used by our customers for a wide range of applications.

Ramtron provides non-volatile ferroelectric random access memory devices (FRAM), analog and mixed signal products and high-performance dynamic random access memory (DRAM) modules. Ramtron's FRAM product portfolio includes serial and parallel non-volatile memories and analog and mixed signal integrated semiconductor products which are developed and marketed by Ramtron International Corporation. The Company's DRAM products are developed and marketed through its wholly owned subsidiary, Mushkin Inc.(Mushkin) and formerly by its 80% owned subsidiary, Enhanced Memory Systems, Inc. (EMS).

                                   Page-4

Our headquarters facility is located at 1850 Ramtron Drive, Colorado Springs, Colorado 80921, and our website is www.ramtron.com. Our common stock trades on the Nasdaq National Market under the symbol "RMTR." Copies of Ramtron's Forms 10-K, 10-Q, 8-K and any other documents the Company files with the Securities and Exchange Commission (SEC) may be obtained at no charge at the SEC's website (www.sec.gov), the Company's website or directly from the Company.

Ramtron's FRAM technology integrates ferroelectric materials with standard semiconductor chip design and fabrication technology to provide nonvolatile memory and analog and mixed signal products with unique performance characteristics. FRAM devices are used in a wide variety of applications in the metering, computing, automotive, communications, consumer and industrial, scientific and medical markets.

Mushkin markets and sells high-performance DRAM memory modules through retail, e-commerce and direct sales channels. Mushkin's products are built using components secured through many of the world's leading DRAM suppliers. Mushkin products are primarily used in original equipment manufacturer (OEM) and end-user personal computer systems.

The Company's EMS subsidiary was involved in the design, development and sale of high-performance DRAM products targeted to compete with high-speed static random access memory, known as SRAM. EMS' products were designed to approach the performance characteristics of SRAM products but at significantly lower cost and higher memory storage capacity. During 2003, the Company determined it was uneconomical to continue with the development of EMS' products. Continuing the development of EMS' products would have required significant additional investment by the Company and it was unlikely EMS would be able to profitably manufacture and sell its products. Additionally, in June 2003 EMS was notified by its primary contract engineering service customers that collaborative product development programs would be discontinued. As a result, the Company will no longer pursue sales or development of EMS' DRAM products or engineering service revenue. The Company does intend to pursue the sale or licensing of EMS' patent portfolio.

The Company's primary source of revenue is from sales of its FRAM and DRAM module products. Other revenue sources include funded research and development programs, licensing and royalties related to its FRAM technology and intellectual property. The Company focuses product sales efforts on unique, high performance applications in its target markets. Customer funded research and development program fees are primarily generated through ferroelectric technology support programs with major semiconductor manufacturers. Fees and royalties are derived from the licensing of the Company's intellectual property to large semiconductor manufacturers. The Company has entered into several strategic relationships to develop and fabricate its FRAM products. FRAM strategic licensees include Fujitsu, Ltd. (Fujitsu), Toshiba Corporation (Toshiba), Samsung Electronics Company, Ltd. (Samsung), Infineon Technologies AG (Infineon), NEC Corporation (NEC) and Texas Instruments, Inc. (Texas Instruments).

                                   Page-5

In recent years, Ramtron has entered into several significant business relationships. In July 2000, the Company's FRAM business unit entered into a 5 year volume purchase agreement with Ampy Automation Digilog, Ltd. for the primary purpose of supplying approximately 27 million FRAM devices into a utility meter product Ampy designed and developed for ENEL Distribuzione SpA
(ENEL), a leading Italian utility company. Initial deliveries into this program began in 2001 and are expected to continue through at least mid 2005. This program represented approximately 60%, 74%, and 47% of FRAM product sales during 2003, 2002 and 2001, respectively. While there are no order quantity or schedule guarantees the Company believes, based on volume projections from ENEL, it will continue to supply approximately two million units per quarter into this program through mid 2005.

In 2001, Texas Instruments and NEC entered into technology license agreements with the Company's FRAM business unit. Subject to the specific terms of each agreement, these agreements include a license to use the Company's FRAM technology, and/or, royalties, development assistance and manufacturing capacity upon commercialization of the technology by the licensee. Ramtron has been providing technology development assistance to Texas Instruments since July 2001.

In 2001, Infineon acquired approximately 20% of the Company's outstanding common stock by entering into a share purchase agreement with the Company pursuant to which Infineon agreed to invest approximately $30 million in the Company, $10 million in cash and $20 million in Infineon common stock (443,488 shares), in exchange for 4,430,005 shares of the Company's common stock. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories.

In 2002, Infineon increased its investment in the Company through the purchase of a $3 million, convertible debenture that gives Infineon the right to acquire up to an additional 1,058,630 shares of the Company's common stock by exercising the conversion features of the debenture and related common stock warrants issued to Infineon in connection with its purchase of the debenture.

See Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning each of the Company's operating segments and for certain geographic financial information concerning the business of the Company.

                                   Page-6

                                  PRODUCTS

BACKGROUND

The memory market is divided into two classes of products, volatile and nonvolatile. Nonvolatile memory refers to the ability of an integrated circuit memory device to retain data without power, while volatile memory loses its data in the absence of power. There are multiple variations of products within each class.

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

Volatile memory. DRAM and SRAM are the two fundamental integrated circuit product categories in the volatile memory market. A microprocessor uses random access memory to hold temporary instructions and data needed to complete tasks. This enables a system's microprocessor to access instructions and data stored in memory quickly. DRAMs are the most widely used memory device in computing applications today because of their low cost, large storage capacity, and unlimited random access read/write capability.

SRAM performs memory functions similar to DRAM, but is much faster and does not require the memory storage cells to be continuously re-charged. However, the large memory cell size of the SRAM makes it significantly more expensive and less power efficient than DRAM. Important limitations of SRAM are high cost per memory bit and low chip storage density as compared to DRAM.

FRAM PRODUCTS (Non-volatile)

Ramtron was the first company to introduce ferroelectric technology in commercial memory products, beginning with a 4-kilobit parallel interface product in late 1992. Since demonstrating this product, the Company has attracted a number of licensees, and has broadened its product line to include memories integrated with analog and mixed signal functions. Today, the Company offers a line of serial and parallel interface FRAM memories and analog and mixed signal integrated FRAM memories that have distinct advantages over EEPROM and BBSRAM alternatives. These products are fabricated by Fujitsu using the Company's proprietary FRAM technology. The Company has also licensed its FRAM technology to several other large semiconductor manufacturers. During 2003, 2002 and 2001, the Company had FRAM product sales of $26.6 million, $22.2 million, and $4.5 million, respectively.

                                   Page-7

A FRAM memory cell is built using a standard CMOS process with an additional layer of ferroelectric material, in crystal form, between two electrode plates to form a capacitor. This capacitor construction is very similar to that of a DRAM capacitor. Rather than storing data as charge on a capacitor like volatile memory products, a ferroelectric memory stores data within a crystalline structure. These crystals maintain two stable states which may be sensed as a "1" or a "0" by the integrated circuit. Due to its basic RAM design, the circuit reads and writes simply and easily. However, unlike volatile memories, the data state is stable with or without power. The ferroelectric mechanism is completely different than the floating gate technology used by other nonvolatile memories. FRAM memory products do not require a periodic refresh and when power is removed or fails, the FRAM memory retains its data. Regardless of the electrical interface, a FRAM device is structurally designed to operate in a manner very similar to a volatile memory product. Thus it has similar performance to a volatile memory product for both read and write operations.

FRAM technology provides Ramtron's nonvolatile memory and analog and mixed signal integrated memory products with unique performance characteristics and properties. These products combine data non-volatility with the benefits of RAM devices including a high number of read and write cycles, high speed for both read and write functions and low power consumption. The Company's analog and mixed signal memory products integrate features such as a real-time clock, system supervisor, event counter and other commonly needed peripherals with a standard FRAM memory.

FRAM serial and parallel interface memory products are offered in 4-kilobit, 16-kilobit, 64-kilobit and 256-kilobit densities with selected industry standard interfaces and industry-standard package types. Our serial FRAM products often compete with EEPROM serial memories with identical pin configurations. As a result of FRAM feature advantages, the Company's products are currently able to command a price premium over EEPROM products in selected applications.

The Company's parallel interface products compete with battery-backed SRAM products, or BBSRAM. SRAMs are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current FRAM parallel products include 64-kilobit and 256-kilobit devices with industry standard interfaces and package types.

The Company has recently introduced analog and mixed signal integrated memory products with a variety of analog and mixed signal functions combined with a FRAM memory device on a single chip. FRAM memory of up to 256-kilobits is included in these devices.

Analog semiconductor products are integrated circuits that sense, regulate, control and manage continuously varying voltage and current levels in a system. Digital semiconductor products, such as memory or microprocessors, are integrated circuits that process information that is represented in binary code as a "0" or "1." Mixed signal semiconductor products incorporate both analog and digital circuit functions into a single integrated circuit.

                                   Page-8

Analog and mixed signal FRAM memory devices are designed to increase Ramtron's share of a the various semiconductor devices that comprise electronic systems or products by integrating functions which currently require the customer to use multiple devices. Analog and mixed signal functions Ramtron has integrated with its FRAM memories include data collection with a time stamp, system reset requirements, notification of impending power failure, event logging and configuration data storage. These new integrated products provide greatly simplified system development and debug, reduced printed circuit board space required in the application and an overall cost savings to the customer.

These products and products the Company expects to introduce in the future will include functions that are commonly combined with nonvolatile memory at the system level, and functions that can be improved by integration with FRAM technology. The Company expects to develop new serial, parallel, analog and mixed signal FRAM memory products in densities up to 1-megabit during 2004.

The Company anticipates increases in its available fabrication capacity from its foundry partners. The fabrication and commercialization of FRAM technology associated with the Company's foundry partners depends primarily upon the individual foundry's process and product development activities, the timing and results of which are uncertain. The Company intends to continue developing new products suitable to the available fabrication processes of each of its foundry partners.

The manufacturing costs of FRAM products are presently higher than competing EEPROM and BBSRAM products. Therefore, the Company focuses its product development, marketing and sales effort on those applications where the advantages of the FRAM features outweigh the cost disadvantage or, as in the case of the Company's mixed signal memory products, we can offer a cost effective system solution by replacing multiple chips with a single chip solution.

The Company continues to work to reduce manufacturing costs and increase FRAM
penetration.   During 2001, the Company completed an important step in this process by successfully developing and manufacturing a one-transistor, one-capacitor, or 1T/1C, 256-kilobit product fabricated on a 0.5 micron manufacturing process. Until late in 2001, FRAM products were built on a 0.5 micron manufacturing process using 2-transistor, 2-capacitor, or 2T/2C, cell structures. The effect of moving to 1T/1C products is to reduce the size of the memory cell by roughly 50%, increasing the total number of available die per wafer and lowering overall manufacturing cost. Another step in our cost reduction efforts was completed in 2003 with the introduction of a 0.35 micron manufacturing process at the Company's foundry partner, Fujitsu.
Using the 0.35 micron manufacturing process results in approximately 50% more die per wafer as compared to the 0.5 micron manufacturing process. A majority of the Company's new products are expected to be developed using the
0.35 micron manufacturing process. Legacy products are expected to continue to be fabricated on the 0.5 micron manufacturing process and will be evaluated on a case by case basis for migration to the 0.35 micron process.

                                   Page-9

FRAM MARKETS

The FRAM business unit targets six primary markets including metering, automotive, computing, industrial, scientific, medical, consumer and communications. These markets are large and diverse. The Company has identified several target applications in each market segment as shown below. They include established applications that can benefit from the Company's technology and this benefit provides an opportunity for the company to engage customers in close relationships. The Company believes that an application and market focus, rather than a commodity memory focus, is key to expanding the served opportunity and to developing more integrated and competitive products in the future.

                   FRAM Markets and Selected Applications
                   --------------------------------------
     Meters                          Computing
     ------                          ---------
     Electric, Gas, Water            RAID systems
     Automated Meter Reading         Keyboard, video, mouse switches
     Taxi                            Servers
     Flow                            Network attached storage
     Postage                         Storage area networks
                                     Printers and copiers

     Communications                  Automotive
     --------------                  ----------
     Short message system phones     Restraint systems
     Cell base stations              Smart airbag systems
     DSL line cards                  Body controls
     Portable GPS                    Car radio/DVD/Navigation systems
                                     Instrumentation clusters

     Consumer                        Industrial, Scientific and Medical
     --------                        ----------------------------------
     Plasma TV                       Medical instruments
     LCD TV                          Test equipment
     Set top box                     Motor controls
     Home automation                 RF/ID data logging

DRAM MODULE PRODUCTS (Volatile)

The Company's wholly owned subsidiary, Mushkin, is a supplier of high-performance DRAM memory modules and other storage products for a wide range of applications, including personal computing, gaming and networking. Mushkin's DRAM memory modules are built using components secured through many of the world's leading DRAM suppliers, such as Samsung and Infineon. Mushkin sells its products through direct and retail channels to small personal computer system manufacturers and end users of personal computer systems interested in after-market system upgrades. During 2003, 2002 and 2001, the Company sold $11.4 million, $16.3 million and $11.5 million, respectively, of Mushkin products.

                                   Page-10

DRAM MODULE MARKETS

Mushkin's product line targets high performance needs in the commodity, main memory and storage device market. While the majority of the main memory and storage device market is satisfied with the performance of current standard memory products, a growing segment of the market demands higher performance memory and storage solutions. This segment is comprised of both computer system manufacturers and end users. The Mushkin products are positioned to provide performance advantages over standard solutions at slightly increased cost and are sold through a combination of direct, retail and e-commerce sales channels. Examples of applications that use DRAM memory modules and storage devices are desktop and laptop computers, servers, desktop computers optimized for gaming activities, digital cameras and MP3 players.

                            CUSTOMERS AND SALES

Product Revenue ($ thousands)

                                2003        2002        2001
                              -------     -------     -------
       FRAM                   $26,593     $22,224     $ 4,541
       DRAM:
         Mushkin               11,446      16,313      11,514
         EMS                      871       1,772       1,158
                              -------     -------     -------
       Total                  $38,910     $40,309     $17,213
                              =======     =======     =======

FRAM Customers. Sales to ENEL, a leading Italian utility company, represented 60%, 74% and 47% of FRAM product revenue during 2003, 2002 and 2001, respectively, and is the only FRAM customer that represented greater than 10% of total FRAM revenue.

FRAM Product Revenue ($ thousands)

                                2003        2002        2001
                              -------     -------     -------
       ENEL                   $15,857     $16,409      $2,150
       Other                   10,736       5,815       2,391
                              -------     -------     -------
       Total                  $26,593     $22,224      $4,541
                              =======     =======     =======

Ramtron expects to continue to expand its product portfolio by introducing new serial, parallel and analog and mixed signal integrated FRAM products, make improvements in reducing FRAM product manufacturing costs and expand its manufacturing capacity with strategic partners to further penetrate existing customers and markets and to develop new customers.

                                   Page-11

As is typical in the semiconductor industry, FRAM products can require lengthy "design-in" cycles for customer applications and extensive application engineering support. Ramtron's internal application experts support customer design-in activities. Such support is an important element of the Company's sales and marketing efforts.

DRAM Module Sales. Fry's Electronics represented approximately 50% and 41% of total Mushkin revenues for 2003 and 2002, respectively, and is the only Mushkin customer that represented greater than 10% of total Mushkin revenue. During 2003, approximately 76% of Mushkin sales were through direct and retail sales channels, while 24% were sold through e-commerce channels.

On a consolidated basis, export sales as a percentage of total sales were 67%, 47%, and 23% for the years 2003, 2002 and 2001, respectively. The increase in export sales as a percentage of total sales is primarily the result of increasing FRAM product sales primarily to Europe, Asia and Japan, in part, because of increased offshore manufacturing activity by U.S. companies. The Company also believes Europe, Asia and Japan are early adopters of new technologies.

Sales Channels. The Company markets its products through manufacturers representatives and electronics distributors who are supported by directly employed sales managers with regional responsibility. Such marketing activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. The Company anticipates using existing channels for the future sales and distribution of products.

We maintain full-time sales and marketing personnel in the United States, Japan, Europe, Hong Kong and China. Ramtron has distribution and/or representation relationships with more than 60 companies world-wide, with an emphasis in North America, Europe, Japan and Asia.

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

                                   Page-12

                                MANUFACTURING

Ramtron is a fabless semiconductor manufacturer. The Company's manufacturing strategy is to develop and design new products internally for production by third-party manufacturers. Ramtron's agreements with third-party manufacturers are intended to enable the Company to avoid the large capital expenditures that otherwise would be required to manufacture FRAM products and DRAM module products in commercial volumes. Under the fabless business strategy, Ramtron will continue to be dependent on other manufacturers for the manufacture of FRAM and DRAM module products.

FRAM Manufacturing. Although Ramtron has entered into license agreements with Fujitsu, Rohm, Toshiba, Infineon and Texas Instruments that provide for the development and/or manufacture of FRAM products, Fujitsu is currently the sole supplier of FRAM products to the Company. Ramtron has also entered into licensing arrangements with Samsung and NEC for the Company's ferroelectric technology, which do not include a manufacturing agreement. The Company completed its transition to a fabless manufacturing strategy for FRAM products in 1999. Commercial fabrication of FRAM products at Ramtron's Colorado Springs facility ceased at the end of the first quarter in 1999.

The Company and Fujitsu entered into a contract manufacturing agreement, whereby Fujitsu has agreed to supply the Company's FRAM products. Fujitsu is required to notify the Company at least 2 years in advance of any change in its ability, or intention, to continue manufacturing the Company's FRAM products. Any changes in Fujitsu's ability to manufacture the Company's FRAM products could have a material adverse effect on the Company's business.

Additionally, the Company has a manufacturing agreement with Rohm that is not currently active. The Company has not yet negotiated foundry supply agreements with Toshiba, Infineon or Texas Instruments, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions, primarily, the achievement of commercial manufacturing capabilities. There is no assurance, however, that the Company's foundry partners will achieve commercial manufacturing capability in a timeframe sufficient to meet the Company's capacity requirements, or at all.

DRAM Module Manufacturing. Mushkin secures DRAM component parts and storage devices from leading DRAM manufacturers and subcontracts, to third parties, its memory module assembly and test operations.

Under its fabless business strategy the Company will continue to be dependent on other manufacturers for the manufacture of FRAM and DRAM module products. The Company's business may be adversely affected by the unavailability of an individual foundry partner's capacity from time to time. This risk is particularly significant due to the current dependence on only one manufacturer, Fujitsu, for the supply of FRAM products to the Company. The Company believes that the raw materials and services required for the manufacture of its products at its manufacturing foundry partners are readily available from multiple sources.

                                   Page-13

As is customary in the semiconductor industry, Ramtron subcontracts with foreign companies to assemble and test finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by Ramtron or the third-party manufacturers and are implemented under the supervision of Ramtron's product engineers or such third-party manufacturers. While such subcontracted functions offer significant economic benefits, they also introduce substantial risks. The Company expects to receive lower priority from such subcontractors than do larger firms as a result of the Company's limited volume of production. In addition, the Company is exposed to all of the risks associated with using foreign subcontractors. The Company actively manages these subcontracted operations to minimize any associated risks.

                         RESEARCH AND DEVELOPMENT

Ramtron is focused on using its technological and engineering expertise to develop proprietary technologies to efficiently produce high quality, technologically advanced products that meet the complex and diverse needs of its customer base. The Company intends to continue to leverage and expand its technological and engineering expertise to develop new proprietary technologies and to further expand its serial, parallel and analog and mixed signal FRAM product offerings to target metering, computing, communications, automotive, consumer, industrial, scientific and medical applications.

Ramtron will continue to make significant additional investments in research and development of additional FRAM technologies and products. Current research and development activities are focused on expanding the Company's product offerings of the FRAM business segment. The Company also continues limited investment in ferroelectric materials and process technology development in its Colorado Springs facility.

Additionally, Ramtron seeks to maintain its leadership role in FRAM technology development by working in cooperation with the world's leading semiconductor manufacturers to further the development of Ramtron's proprietary FRAM technology. Ramtron maintains a preference for partners that serve our strategic interest by providing complementary technology, production capacity, or market access. Ramtron has license and/or development agreements with Fujitsu, Rohm, Toshiba, Infineon, Samsung, NEC and Texas Instruments.

Ramtron entered into a FRAM technology license and development agreement with Texas Instruments in August 2001. Ramtron and Texas Instruments are working together to create, evaluate and demonstrate low-voltage, nonvolatile embedded FRAM technology at technology process nodes of 0.13 micron and below. Under this agreement Ramtron receives license and development fees for a license to the Company's FRAM technology and technical development services.

                                   Page-14

Approximately 26 of the Company's employees are engaged in research and development. In addition, manufacturing personnel are involved in research and development through efforts to increase the manufacturing yields of our products. Ramtron invested approximately $9.4 million in 2003, $11.8 million in 2002 and $16.7 million in 2001, in new product and technology development. Included in such research and development expenses is customer-sponsored research and development expenditures of approximately $1.8 million in 2003, $2.1 million in 2002 and $2.4 million in 2001.

                                 COMPETITION

The semiconductor memory industry is intensely competitive. All of the Company's FRAM and DRAM module products experience intense competition from numerous domestic and foreign companies. Ramtron may be at a disadvantage in competing with many of these competitors who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter cyclical to fluctuations in semiconductor memory operations. In addition, the Company's foundry partners are not prohibited from selling products that compete directly with the Company's products.

FRAM PRODUCTS. Ramtron considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM, BBSRAM and Nonvolatile RAM products in low-density applications. Although nonvolatile Flash memory products are important in the high-density, nonvolatile memory product market, Ramtron's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V. and by specialized product companies, like Atmel Corporation. In addition, there are a variety of fabless semiconductor companies, including Xicor, Inc. and Catalyst Semiconductor, Inc.

Using the Company's FRAM technology, Ramtron introduces product performance as a competitive factor, which has varying importance depending on the customer and the application. Currently, Ramtron's FRAM manufacturing costs are higher than those for conventional competing technologies resulting in a price premium for FRAM products that, for example, compete directly with EEPROM products. The Company is, therefore, executing a strategy of targeting applications where the FRAM feature advantages offset higher product prices. One result of this strategy is a smaller market than the total commodity market in which FRAM products can be sold. The Company will continue to emphasize FRAM product benefits while the Company and its manufacturing partners work to reduce the cost of production.

In addition to performance, we also face competition from industry standard products with multiple sources, where the basis for competition is price, availability, customer relationships, quality and customer service. Ramtron faces intense competition based on these factors.

                                   Page-15

Ramtron's licensees may market products, which compete with the Company's FRAM products. Most of Ramtron's licensees have the right to manufacture and sell FRAM for their own account. For example, as part of the Company's agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC and Texas Instruments, Ramtron granted each of those companies a non-exclusive license to FRAM technology and know-how, which includes the right to manufacture and sell products using FRAM technology. Most of these license agreements provide for the continuation of the license rights to Ramtron's technology and know-how after expiration or termination of the agreements on a royalty-bearing or royalty-free basis.

To the extent that any of our products achieve market acceptance, there can be no assurance that competitors will not be able to develop and offer competitive products or implement pricing strategies for FRAM and DRAM module products that could adversely affect the Company's business and operating results. The Company's ability to compete successfully depends on its ability to develop low-cost volume production, permitting its products to be sold at a price that is both competitive and profitable, and on its ability to design products that successfully address customer requirements. Ramtron's success also depends on factors beyond its control, including the rate at which customers incorporate the Company's products into their own products, the success of the Company's customers in selling their products, the success of the protection of Ramtron's intellectual property, the success of competitors' products and general market and economic conditions. Many companies are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages of the Company's products. There can be no assurance that the Company's FRAM or DRAM module technology will not be supplanted in the future by competing technology or that the Company will have the technical capability or financial resources to be competitive in the semiconductor industry with respect to the design, development or manufacture of either its FRAM or DRAM module products.

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

                                   Page-16

                        PATENTS AND PROPRIETARY RIGHTS

Patents and trade secrets owned by the Company provide a defense against competitors introducing infringing products that will compete with the Company's FRAM and DRAM products and the royalty-bearing products of the Company's licensees. Although the Company intends to enforce its patents and trade secrets aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that the Company will have the financial resources necessary to adequately enforce its patent and trade secret rights, and the unavailability or unenforceability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results.
See "Item 3. Legal Proceeding." The Company's strategic alliance partners, have access to the Company's proprietary FRAM technology and know-how and have the right, on a royalty-paying or royalty-free basis, to manufacture and sell ferroelectric products. The Company does not license from others any material right covering its ferroelectric technology and does not believe its technology infringes any known patents. The Company has, however, entered into a cross-license agreement with Symetrix Corporation for the possible use by the Company, and certain of its licensees through available sublicense rights, for ferroelectric technology that may have been developed by Symetrix. The Company is aware, because others have obtained patents covering numerous semiconductor designs or processes, that the Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could have a material adverse affect on the Company. See "Item 3. Legal Proceeding."

The Company holds 146 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between November 2004 and June 2021. Three of these patents involving FRAM technology are owned jointly by Ramtron and Seiko Epson and 10 involving DRAM technology are owned jointly by Ramtron and Nippon Steel. The Company has applied for 22 additional United States patents covering certain aspects of its products and technology. The Company has also taken steps to apply for foreign patents on its products and technology. The Company holds 28 unexpired foreign patents and has 19 foreign patent applications pending. A number of the pending foreign patents will, upon issuance, be jointly owned by the Company and Fujitsu.

In addition to prosecuting patent infringement, the Company protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with all vendors, visitors and technical employees.

                                   Page-17

The Company believes its inventions are of fundamental importance to its business and that patents that have been issued, or allowed but not yet issued, will provide protection against unauthorized use of the Company's inventions. There is evidence that other companies are seeking to develop and patent technology similar to the Company's technologies. Furthermore, other companies may seek to reverse engineer the Company's products.

                             EXECUTIVE OFFICERS

The executive officers of the Company, and certain information about them, are as follows:

Name                   Age   Position(s)
----                   ---   -----------

William W. Staunton    56    Director, Chief Executive Officer
Greg B. Jones          56    Director, President-Technology Group
LuAnn D. Hanson        44    Chief Financial Officer, Vice President of
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

                                   Page-18

In February 2000, Ms. Hanson was named Chief Financial Officer and Vice President of Finance. Ms. Hanson joined the Company in September 1993 as Assistant Controller. In April 1995, she was named Controller and served in that capacity until January 1999 when she was named Vice President of Finance and Corporate Controller. Before joining the Company, Ms. Hanson held various positions at Carniero, Chumney & Co., certified public accountants, and various positions in accounting with United Technologies Microelectronics Center. Ms. Hanson is a certified public accountant and attended the University of Northern Iowa earning a Bachelor of Arts degree in Accounting and a Master of Business Administration degree in Finance and Accounting from Regis University.

                                  EMPLOYEES

The Company has 84 employees, including 14 in management and administration, 26 in research and development, 22 in manufacturing and 22 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. The majority of the Company's employees have been granted options to purchase common stock pursuant to either the Company's Amended and Restated 1986 Stock Option Plan, the 1989 Non-statutory Stock Option Plan, the 1995 Stock Option Plan, as amended, or the 1999 Stock Option Plan. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. None of the Company's employees currently have employment contracts or post-employment non-competition agreements with the Company. The Company believes that its employee relations are good.

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

Item 3.   LEGAL PROCEEDING

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (Patent Office) between the Company, National Semiconductor Corporation (National) and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each

                                   Page-19
claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued
United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

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

If the Company's patent rights that are the subject of the interference proceeding are ultimately lost or significantly compromised, the Company would be precluded from producing FRAM products in the United States using the Company's existing design architecture, absent being able to obtain a suitable license to exploit such rights. If such patent rights are ultimately awarded to National, and if a license to such rights is not subsequently entered into by the Company with National, National could use the patent to prevent the manufacture, use or sale by the Company, and/or its licensees, within the United States of any products that come within the

                                   Page-20
scope of such patent rights, which would include all FRAM products as currently designed, and which would materially adversely affect the Company. The Company has vigorously defended its patent rights in this interference contest and will continue such efforts. The Company is uncertain as to the ultimate outcome of the interference proceeding, as well as to the resulting effects upon the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock trades on the National Market tier of The
Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2003 and 2002 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2003
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.26        $1.58
Second Quarter . . . . . . . . . . . . . . . . . .   $2.69        $1.75
Third Quarter  . . . . . . . . . . . . . . . . . .   $2.93        $2.00
Fourth Quarter . . . . . . . . . . . . . . . . . .   $2.82        $2.18

2002
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.74        $2.75
Second Quarter . . . . . . . . . . . . . . . . . .   $3.87        $1.70
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.54        $1.80
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.38        $1.82

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On
March 22, 2004, the last reported sale of the Company's common stock was $2.79 per share. As of March 22, 2004, there were approximately 2,171 record holders of the Company's common stock.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company intends to retain any earnings to finance its operations.

                                   Page-21

The following table summarizes information as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

                     Equity Compensation Plan Information
                     ------------------------------------
                    Number of
                   securities            Weighted-
                     to be                average
                   issued upon           exercise             Number of
                   exercise of           price of             securities
                   outstanding          outstanding       remaining available
                    options,             options,         for future issuance
                  warrants and         warrants and           under equity
Plan category        rights               rights           compensation plans
-------------     ------------         ------------       -------------------
Equity
compensation
plans approved
by security
holders             4,095,994              $5.79                827,509

Equity
compensation
plans not
approved by
security
holders(1)            448,713              $3.85                 34,882
                    ---------                                   -------
Total               4,544,707              $5.61                862,391
                    =========                                   =======
-----------

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

                                      Year Ended December 31,
                             2003      2002      2001      2000      1999
                           --------  --------  --------  --------  --------
                               (in thousands, except per share data)

Revenue                    $42,399   $50,545   $22,856   $26,079   $24,871
Gross margin, product
   sales(1)                 14,278    12,029     2,835     6,263     3,992
Operating loss              (8,177)   (1,300)  (20,970)  (12,925)   (5,825)
Net loss applicable
  to common shares          (9,505)   (1,923)  (33,151)  (14,497)   (2,035)
Net loss per share
  basic and diluted          (0.43)    (0.09)    (1.57)    (0.88)    (0.16)

Working capital              7,197    11,502     4,112     6,943     7,285
Total assets                29,645    40,942    35,819    38,362    29,380
Total long-term debt         3,035     5,728        --     6,314     5,766
Redeemable preferred stock      --        --     1,078       920       914
Stockholders' equity        11,042    20,154    19,039    21,501    13,323
Cash dividends per
  common share(2)               --        --        --        --        --
----------

(1) Includes provision for inventory write-off of $1,554,000 in 2003, $246,000 in 2002, $912,000 in 2001, $125,000 in 2000 and $1,178,000
     in 1999.

(2) The Company has not declared any cash dividends on its common stock and does not expect to pay any such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and, as such, are based on current expectations and are subject

                                   Page-23
to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words.

               CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have any post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors when it is unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

The Company records customer sponsored research and development revenue on arrangements entered into with customers. The revenue recorded by the Company in each reporting period is dependent upon estimates regarding the cost of projects and the achievement of milestones. Changes in estimates regarding these matters could result in revisions to the amount of revenue recognized on these arrangements.

                                   Page-24

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS. While the Company maintains a stringent credit approval process, significant judgments are made by management in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continue to monitor our customers' credit worthiness, and use our judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

INVENTORY VALUATION. The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

LONG-LIVED ASSETS. The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. During 2003, the Company recorded $1.7 million of intangible asset impairments related to its EMS subsidiary. These impairments were the result of changing business conditions that decreased the likelihood that certain intangible assets would provide sufficient cash-flows to support the historical cost valuations. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. There can be no assurance that future long-lived asset impairments will not occur.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual goodwill impairment testing as of December 31, 2002, and determined that no impairments existed at that date. However, due to changing business conditions in its Mushkin business unit the Company performed an additional goodwill impairment test as of June 30, 2003 and recorded a $3.8 million impairment charge(see Note 4 of the Notes to Consolidated Financial Statements). At December 31, 2003, the Company completed its annual analysis of the fair value of its goodwill and determined there was no impairment of

                                   Page-25
its goodwill. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company. Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

DEFERRED INCOME TAXES. The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon the Company generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

                           RESULTS OF OPERATIONS

OVERVIEW

Since its inception, the Company has been primarily engaged in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and DRAM products. Revenue has been derived from the sale of the Company's FRAM and DRAM products beginning in 1992. The Company has also generated revenue under license and development agreements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Accordingly, fluctuations in the Company's revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

The Company's total revenue was $42.4 million, $50.5 million and $22.9 million for 2003, 2002 and 2001, respectively.

For 2003, 2002 and 2001, FRAM product sales represented approximately 68%, 55% and 26% of total product sales revenue, respectively; EMS product sales accounted for 2%, 4% and 7%, respectively; while Mushkin product sales represented 30%, 41% and 67% for the same periods. During these periods, product sales revenue accounted for approximately 92%, 80% and 75%, respectively, of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

                                   Page-26

FRAM product sales have become the dominate source of revenue for the Company as a result of an expansion of the FRAM customer base, deeper penetration of existing customers, an expanding FRAM product portfolio and our participation in the utility meter replacement program at ENEL, a leading Italian utility company, which is replacing 27,000,000 utility meters in Italy. The ENEL program began in late 2001 and is expected to continue until mid 2005. Ramtron has been generating average quarterly revenue of approximately $4 million related to this program since the beginning of 2002. We expect this program to continue to generate revenue of approximately $4 million per quarter until mid 2005. In addition, the Company has been able to significantly increase revenue from other FRAM customers during each of the last three years with non-ENEL product revenue totaling approximately $10.7 million, $5.8 million and $2.4 million in 2003, 2002 and 2001, respectively.

Mushkin revenue for 2003, 2002 and 2001 was approximately $11.4 million, $16.3 million and $11.5 million, respectively. During this period, Mushkin's business transitioned from generating revenue predominately from e-commerce sources to a business with a substantial retail presence by distributing its products through Fry's Electronics. Currently Fry's sales represent approximately 50% of Mushkin's annual revenue. Also, during the latter part of 2002, Mushkin began to focus on lower volume, higher margin sales opportunities to improve its overall financial performance. This had the effect of reducing revenue but improving net income (exclusive of goodwill impairment charges) in 2003.

The Company's costs and expenses were $50.6 million in 2003, compared with $51.8 million in 2002 and $43.8 million in 2001.

Cost of product sales as a percentage of product sales (exclusive of provisions for inventory write-offs) was 59%, 69% and 78% for 2003, 2002 and 2001, respectively. Correspondingly, gross margin rates were 41% for 2003 compared with 31% in 2002 and 22% in 2001. The improvements in gross margin rates have resulted primarily from a change in sales mix. FRAM product sales began to be the dominant source of revenue in 2002 and FRAM product sales generate significantly higher margin rates than Mushkin product sales. In addition, the Company has been able to reduce its cost of FRAM manufacturing through a combination of price reductions from its wafer supplier and subcontract assembly and test suppliers and also through a more economical FRAM cell structure that reduced the size of each unit produced for the ENEL program by approximately 50%, improving margins for its FRAM segment. FRAM product gross margins during 2003 were 51%, compared with 43% in 2002 and 22% in 2001. Mushkin product gross margins during 2003 were 17%, compared with 12% in 2002 and 20% in 2001. Mushkin margin improvements in 2003 as compared to 2002 are primarily the result of improved average selling prices for Mushkin's products.

                                   Page-27

Research and development expenses, including customer sponsored research and development, were $9.4 million in 2003, compared with $11.8 million in 2002 and $16.7 million in 2001. The changes in research and development expenses are primarily related to an increased allocation of FRAM engineering resources to manufacturing support activities as product revenue increased and reduced product development expenses at the Company's EMS subsidiary. During 2003, 2002 and 2001, EMS was engaged in product development programs with Cypress Semiconductor Corporation, Hewlett Packard and Infineon, incurring significant expenses for contract design support, photomask and wafer costs to support these programs. In the second quarter of 2003, the Company determined it was uneconomical to continue with the development of EMS' products due to significant future engineering costs required to bring its products to market and uncertainty related to its ability to manufacture products profitably and achieve sufficient market penetration. Additionally, in June 2003, EMS was notified by its primary contract engineering service customers that collaborative product development programs would be discontinued. As a result, the Company will no longer pursue sales or development of EMS' DRAM products.

Sales, general and administrative expenses were $11.0 million, $11.8 million and $12.8 million for 2003, 2002 and 2001, respectively. Decreases in these expenses from 2002 to 2003 are primarily the result of on-going cost reduction activities which reduced salary, employee benefit and travel expenses. The decrease of $1.0 million from 2001 to 2002 is primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002.

Specific charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and costs due to asset dispositions and impairments. Such charges totaled $6.7 million in 2003 and $12.3 million in 2001. The actions taken during 2003 and 2001 are as follows:

  - During the second quarter of 2003, the Company announced its intention to realign operations of its EMS subsidiary, improving operational efficiency and concentrating the Company's resources on its FRAM product business. In April 2003, as part of the realignment, EMS reached an agreement with Hewlett Packard, its principal customer, to release the Company from future development and engineering costs and product delivery requirements. The original terms of the development contract, which included product sales upon the completion of the product development phase of the contract, would have been financially unfavorable to the Company given the contractual selling price of the product relative to present and expected wafer foundry and manufacturing costs. Under its revised agreement with Hewlett Packard, EMS expected to provide contract engineering and design services in support of the joint product development program for an additional six to twelve months. However, in June 2003, Hewlett Packard notified the Company its engineering services would not be required beyond July 31, 2003. EMS also generated revenue from the product development program

                                   Page-28
    it entered into with Infineon. In June 2003, Infineon decided not to market the product EMS was developing for it. As a result of the changes in the Hewlett Packard and Infineon engineering services agreements, the Company will no longer pursue product or service revenue related to EMS' DRAM technology. Specific charges related to these events totaled $2.9 million for the write-down of excess and obsolete inventory, intellectual property and manufacturing process technology rights.

  - A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believed the downturn was likely to continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin. The result of the Company's review was a charge of $3.8 million for impairment of goodwill during 2003.

  - During 2001, the Company recorded a loss of $11.4 million on the disposition of 443,488 shares of Infineon common stock owned by the Company, consisting of all the shares obtained through a share purchase agreement with Infineon dated December 14, 2000.

  - During 2001, the Company recorded charges totaling $912,000 for excess and obsolete inventories, of which $450,000 related to its FRAM products and $462,000 related to EMS products.

As a result of the Company's limited revenue as compared to its substantial ongoing product research and development and other costs, the Company has incurred losses on a consolidated basis in each fiscal year since its inception and has required substantial capital infusions in the form of debt and equity financing. Net losses for 2003, 2002 and 2001 are $9.5 million, $1.8 million and $33.0 million, respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2003 AS COMPARED TO 2002

REVENUE.  Total revenue for 2003 decreased $8.1 million, or 16% from 2002.

Revenue from product sales decreased $1.4 million, or 3%, from 2002. FRAM product revenue for 2003 increased $4.4 million to $26.6 million, from 2002. Increased FRAM product revenue is primarily attributable to increased shipments to non-ENEL customers. During 2003, approximately 60% of FRAM product revenue was attributable to the ENEL program. The Company expects the ENEL component of its revenue during 2004 will remain a significant portion of total FRAM product revenue. Additionally, the Company recorded revenue of approximately $950,000 related to a change in our estimate of returns from distributors during 2003. The Company historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data

                                   Page-29
to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 ("FAS No. 48"), "Revenue Recognition When Right of Return Exists." During the first quarter of 2003, the Company concluded that it had sufficient shipment and return experience to allow for the recognition of revenue on shipments to certain distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $950,000 in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $450,000 during 2003.

Product revenue at our Mushkin business unit for 2003 was $11.4 million, a decrease of $4.9 million, or 30%, as compared to 2002. Decreases in Mushkin product revenue is the result of focusing on lower volume, higher margin sales opportunities to improve its overall financial performance, reducing revenue but improving net income. Additionally, during the first quarter of 2003, Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 in 2003.

Product revenue at the Company's EMS subsidiary was $871,000 and $1.8 million for 2003 and 2002, respectively. As discussed above, during 2003, the Company realigned the operations of its EMS subsidiary and will no longer pursue product or service revenue related to EMS' DRAM technology.

License and development fees for 2003 were $498,000, as compared to $6.8 million for 2002. The decline of $6.3 million resulted from recognizing the remaining revenue related to the Company's Texas Instruments FRAM license and development agreement during 2002. The Company continues to work with Texas Instruments on a customer sponsored research and development basis.

The Company recognized royalty revenue of $480,000 in 2003. In 2002, $398,000 of royalty revenue was recognized. Such royalty income was primarily attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue during 2003 is primarily attributable to the Company's FRAM technology development program with Texas Instruments and DRAM product development programs with Hewlett Packard and Infineon. The Company recognized customer-sponsored research and development revenue of $2.5 million and $3.0 million 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program. Customer funded research and development revenue in future periods is expected to decline as a result of the completion of the Hewlett Packard and Infineon product development programs.

                                   Page-30

GROSS MARGINS AND COST OF SALES (Excluding provision for inventory write-down
- See "Provision For Inventory Write-down" for additional information.) Overall gross margins and cost of product sales as a percentage of product revenue during 2003 were 41% and 59%, respectively. Gross margins associated with the Company's FRAM products increased from 43% in 2002, to approximately 51% in 2003. FRAM gross margins improved as the Company improved manufacturing yields, shipped a more economical version of the product used in the ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. Gross margin as a percentage of product revenue at our Mushkin subsidiary increased to 17% in 2003, as compared to 12% in 2002. Mushkin margin improvements are primarily the result of improved average selling prices for Mushkin's products.

PROVISION FOR INVENTORY WRITE-DOWN. During 2003, the Company recorded provisions for excess and obsolete inventory of $1.6 million compared to $246,000 during the same period of 2002. The 2003 charge is primarily related to the realignment of the Company's EMS business due to poor market conditions and the high costs of developing EMS' new products. As a result, the Company believes it is unlikely existing inventories at EMS can be sold. Including these charges, overall gross margins as a percentage of revenue in 2003 were 37% compared to 30% in 2002. During 2003, the expenses recorded for excess and obsolete FRAM inventories which are not included in cost of product sales is $278,000. Including these charges, FRAM gross margins as a percentage of revenue in 2003 were 51% compared to 43% in 2002. The Company also recorded $1,276,000 of inventory write-downs for excess and obsolete EMS inventories in 2003.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for 2003 decreased $2.4 million to $9.4 million, a decrease of 20%, as compared with the same period in 2002. This decline is primarily due to decreased costs related to the development of new products at the Company's EMS subsidiary.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for 2003 of $11.0 million decreased $747,000, as compared the same period in 2002, primarily due to on-going cost reduction activities which reduced salary, employee benefits and travel expenses.

IMPAIRMENT OF GOODWILL. As previously discussed, a mid-year review of goodwill associated with the Company's Mushkin subsidiary resulted in a charge of $3.8 million for impairment of goodwill in 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. There can be no assurance that future goodwill impairments will not occur.

IMPAIRMENT OF INTANGIBLE ASSETS. As discussed above, during 2003, the Company realigned its EMS subsidiary and will no longer pursue sales or development of EMS' DRAM products. This caused the Company to review the valuation of EMS' intangible asset portfolio and resulted in the recording of impairment charges of $1.7 million to adjust the asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations. There can be no assurance that future long-lived asset impairments will not occur.

                                   Page-31

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $178,000 to $486,000 for 2003, as compared to 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $319,000 to $879,000 for 2003, primarily due to interest expense related to convertible debentures issued to Halifax Fund, L.P. (Halifax) and Bramwell Capital Corporation (Bramwell) in April 2002 and minimum interest charges related to the Company's credit facility with Wells Fargo Business Credit, Inc. (Wells Fargo).

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2002 AS COMPARED TO 2001

REVENUE.  Total revenue for 2002 increased $27.7 million, or 121%, from 2001.

Revenue from product sales increased $23.1 million, or 134%, from 2001. FRAM product revenue for 2002 increased $17.7 million to $22.2 million, from 2001. Increased FRAM product revenue is primarily attributable to increased shipments into the ENEL utility meter program as this program moved to full production in early 2002. During 2002, approximately 74% of FRAM product revenue was attributable to the ENEL program.

Product revenue at our Mushkin business unit for 2002 was $16.3 million, an increase of $4.8 million, or 42%, as compared to 2001. Increases in Mushkin product revenue are primarily attributable to progress in penetrating larger accounts through the addition of direct sales staff. This strategy improved revenue but had a negative impact on gross margins and overall profitability.

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

                                   Page-32

Customer-sponsored research and development revenue for 2002 increased $365,000 to $3.0 million as compared to the same period in 2001. This increase resulted primarily from EMS' product development programs with Cypress Semiconductor, Hewlett Packard and Infineon. The amount of customer sponsored research and development revenue recognized during a given period is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period and the amount of work remaining to complete the program. For 2002, profit related to customer funded research and development revenue totaled
$927,000 as compared to $206,000 during 2001. This improvement was primarily attributable to a reduction in the estimated costs to complete our product development contract with Hewlett Packard and may not be representative of profit margins on customer funded research and development revenue to be recognized in future periods.

GROSS MARGINS AND COST OF SALES (Excluding provision for inventory write-down
- See "Provision For Inventory Write-down" for additional information.) Overall gross margins and cost of product sales as a percentage of product revenue during 2002 were 31% and 69% respectively, compared with overall gross margins of 22% and cost of sales of 78% for 2001. Gross margins associated with the Company's FRAM products improved to 43% from 19% in 2001. FRAM gross margins improved as the Company improved manufacturing yields, shipped a more economical version of the product used in the ENEL metering program and realized cost reductions at the Company's subcontract manufacturers. EMS' gross margins decreased from 51% to 41% in 2002. Gross margins as a percentage of product revenue at our Mushkin subsidiary decreased to 12% in 2002 as compared to 20% in 2001. This decrease was the result of sustained price decreases in the DRAM industry and a focus on high volume, low margin sales opportunities during the first half of 2002.

PROVISION FOR INVENTORY WRITE-DOWN. During 2002, the Company recorded provisions for excess and obsolete inventory of $246,000 compared to $912,000 during the same period of 2001. Overall gross margins including these charges were 30% in 2002 compared to 16% in 2001. During 2001, the Company recorded expenses of $450,000 for excess and obsolete FRAM inventories which are not included in cost of product sales. Including this charge, FRAM gross margins as a percentage of revenue were 43% in 2002 and 9% in 2001. The Company also recorded $462,000 of inventory write-downs for excess and obsolete EMS inventories. Including this charge, EMS' gross margins as a percentage of revenue in 2001 was 11%.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the year 2002 decreased $4.8 million to $11.8 million, a decrease of 29% as compared with the same period in 2001. This decrease was primarily due to decreased contract design support services, photo mask and wafer costs for the development of EMS DRAM products, and an increased allocation of FRAM engineering resources to manufacturing activities.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for 2002 decreased $1.0 million to $11.8 million, a decrease of 8% as compared to the same period in 2001. This decrease was primarily attributable to new accounting standards that eliminated the amortization of goodwill beginning January 1, 2002. During 2002 and 2001, the Company recorded $0 and $1.5 million, respectively, of goodwill amortization.

                                   Page-33

INTEREST EXPENSE, RELATED PARTY. Related party interest expense in 2002 decreased $874,000, to $308,000, primarily due to the November 2001 retirement of the Company's credit facility with the National Electrical Benefit Fund. Related party interest expense in 2002 results from interest charges related to a convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $524,000 in 2002 primarily due to interest expense related to the convertible debentures issued to Halifax and Bramwell on April 1, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, because revenue generated from operations and licensing has been insufficient to fund operations, the Company has depended on its ability to raise equity capital through private placements of stock and borrowings under debt instruments.

In 1995, the Company entered into a loan facility, bearing interest at 12%, with the National Electrical Benefit Fund (the Fund), an investment fund established for the purpose of providing retirement and related benefits to employees in the electrical contracting and related industries. During 1999, the Company and the Fund agreed to amend the terms of the credit facility extending the maturity date to March 15, 2002, decreasing the interest rate to 8% and requiring the Company maintain certain financial ratios, as defined in the loan document. In July 2001, the note was again amended to extend the maturity date to July 12, 2002. The Company's borrowings under the Fund's credit facility totaled approximately $7.0 million. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion of the debt into the Company's common stock. All principal and accrued interest due, totaling approximately $7.1 million, was paid to the Fund on November 15, 2001.

The Company raised funds through the private placement of preferred and common stock in 1993, 1997, 1998 and 1999. Also, the Company and Infineon entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to acquire 4,430,005 shares of the Company's common stock, the equivalent of 20% of the Company's then outstanding common shares. In exchange for this ownership position, Ramtron received $10 million in cash and 443,488 shares of Infineon's common stock. All 443,488 Infineon shares were sold by the Company during 2002, generating approximately $8.6 million in cash.

                                   Page-34

In March 2002, the Company issued $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon, Halifax, managed by The Palladin
Group, L.P. and Bramwell, managed by Cavallo Capital. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.77, which is equal to the five-day volume weighted average price (VWAP) of the Company's common stock immediately prior to the transaction signing. The Company can require conversion of the debenture provided the VWAP of the Company's common stock is at least 200% of the conversion price for 20 or more of 30 consecutive trading days. The debenture is secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and certain accounts receivable and patents. In addition, 700,435, 5-year common stock warrants were issued to the investors at an initial exercise price of $4.28 per share.

The debentures contain covenants, which are customary for this type of financing, including: achieving a minimum amount of EBITDA, as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. On August 18, 2003, the Company entered into a Waiver Agreement with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the six quarters from July 2003 to December 2004. Principal payments of $1.4 million were made in 2003. The remaining four quarterly payments to be paid during 2004 will be between $600,000 and $620,000. If the Company fails to make any of the required principal payments, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or require all the amounts then outstanding to be paid. The debenture holders may elect to waive any quarterly redemption right. As of December 31, 2003, the Company was in compliance with, or had obtained waivers of, all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from January 1, 2004 through at least December 31, 2004 and, as such, has classified the amounts due after December 31, 2004 as a long-term liability. The Company believes its existing cash resources and future cash flows will be sufficient to meet the quarterly payment schedule through 2004.
At December 31, 2003, the outstanding principal on the debentures is $6.6 million. Future maturities of the debentures are $2.4 million in 2004 and $4.2 million in 2007. For 2004, the debenture covenants include: (1) EBITDA Earnings of $937,500 for each six month period ending March 31, June 30, September 30, and December 31, 2004; and (2) EBITDA Earnings for any fiscal quarter in 2004 not to exceed negative $250,000.

                                   Page-35

The Company has entered into a credit and security agreement with Wells Fargo to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of three years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company plans to use the credit facility for working capital requirements. Borrowing limits are subject to available collateral balances. At December 31, 2003, the borrowing base was $1.7 million. The Company has yet to borrow any funds under this credit agreement.

Cash and cash equivalents increased by $2.1 million in 2003 to $5.3 million. Cash flow provided by operations increased $9.4 million to $4.4 million as compared to 2002, when the Company used $5.0 million to fund operations.
Cash generated by operating income, after non-cash charges, which is net loss adjusted by depreciation and amortization, loss on sale of assets, non-cash compensation, provisions for inventory write-offs and impairment charges, was $298,000 in 2003, compared to $1.0 million in 2002.

Additionally, working capital requirements decreased approximately $10.1 million as compared to 2002, primarily due to a decrease of $2.8 million in accounts receivable and $4.0 million in inventories. During 2003, the Company collected delinquent payments totaling $2.4 million from a subcontract manufacturer on the ENEL program. The Company reduced its inventories primarily as a result of the depletion of larger than normal ENEL program inventories at the end of 2002 and the realignment of the Company's EMS business.

Accounts payable and accrued liabilities decreased on a year-over-year basis from $7.1 million at the end of 2002 to $6.4 million at the end of 2003. This decrease is primarily attributable to decreased purchases related to reduced activity levels of the Company's EMS subsidiary as compared to the same period in 2002.

Deferred revenue decreased $538,000 from $8.0 million at the end of 2002 to $7.4 million at the end of 2003. This decrease is primarily related to earning previously deferred revenue related to EMS' product development programs offset by additional proceeds received during 2003 related to a FRAM technology license milestone payment from an existing licensee. Deferred revenue related to this milestone will be amortized into revenue over the 8 year remaining life of such technology license.

Cash used in investing activities was $1.1 million in 2003, compared to $1.2 million of cash used in investing activities in 2002. In both 2003 and 2002, investing activities were primarily related to the acquisition of capital equipment and intellectual property.

                                   Page-36

Cash used in financing activities was $1.3 million in 2003, primarily related to principal payments to the Company's debenture holders as discussed above. During 2002, the Company generated net proceeds of approximately $7.2 million from the sale of convertible debentures to Infineon, Halifax and Bramwell pursuant to a share purchase agreement dated March 14, 2002. The Company used $1.2 million to redeem the remaining outstanding convertible preferred stock on July 31, 2002, its maturity date.

Equipment and plant expenditures are expected to be minimal during 2004.

The Company has incurred losses from operations since its inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, achieving forecasted revenue growth, success in raising additional financing to fund operations, if needed, maintaining gross profit margins and entering into additional foundry, license and research and development arrangements. There is no guarantee that the Company will be successful in addressing such risks.

The Company's current business plan contemplates revenue growth in 2004 due to increasing market penetration of the Company's FRAM products and Mushkin's DRAM module products. Also, the Company's expense levels have decreased as a result of the reduction in EMS' operating activities and other cost reduction activities the Company undertook during 2003. The Company believes that existing cash resources of $5.3 million as of December 31, 2003, cash generated from increasing product revenue, reduced operating expenses, and access to up to $3.0 million from its revolving line of credit with Wells Fargo will be sufficient to fund its operations through at least December 31, 2004.

In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM and Mushkin DRAM module products, the Company's projected continuing research and development expenditures, other projected operating expenditures and the cost associated with the Company's pending patent litigation, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in further dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect the Company's ability to continue business operations.

                                   Page-37

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements. At December 31, 2003, the Company's commitments under these obligations were as follows (in thousands):

                                                                       After
                                2004    2005    2006    2007    2008    2008
                               ------  ------  ------  ------  ------  ------

Long-term debt(1)              $2,845  $  328  $  238  $4,212  $   --  $   --
Capital lease obligations          --      --      --      --      --      --
Operating leases                   72      71      66      52      46      --
Purchase obligations(2)         3,352     230     230     230     230     230
Other long-term liabilities        --      --      --      --      --      --
                               ------  ------  ------  ------  ------  ------
  Total                        $6,269  $  629  $  534  $4,494  $  276  $  230
                               ======  ======  ======  ======  ======  ======
----------

(1) Includes required principal and interest payments for outstanding debentures held by Infineon, Halifax and Bramwell and minimum interest charges related to the Company's revolving line of credit with Wells Fargo.

(2) The Company's purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are primarily the result of purchase orders placed but not yet fulfilled by Fujitsu, the Company's semiconductor wafer supplier.

LEGAL MATTERS. The Company is currently involved in a patent interference proceeding (see Item 3 - "Patent Interference Proceeding" and Note 14 in the 2003 consolidated financial statements). If the Company is ultimately unsuccessful in these proceedings, there would be no retroactive cash payment requirements from the Company to the junior party as a result of such an adverse decision. While the Company cannot accurately estimate the financial effects of such a result, the Company believes that it could, depending on when a final non-appealable judgment is ultimately rendered, materially adversely affect the Company's FRAM product business and operating results and, thus, have a materially adverse effect on the Company's financial condition as a whole.

NEW ACCOUNTING STANDARDS.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No.
46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the

                                   Page-38
entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management does not believe it has any material variable interest entities that it would be required to consolidate.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with "Part I, Item 1. Business," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 8. Consolidated Financial Statements and Supplementary Data" and notes thereto included in the Annual Report. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

  - The statements under the heading "Item 1. Business - Company Overview" concerning (1) the Company's intent to pursue the sale or licensing of EMS' patent portfolio and (2) the Company's belief that it will continue to supply approximately 2 million units per quarter into the ENEL metering program through mid 2005, which statements are subject to various risks and uncertainties, including, without limitation, the inability of the Company to sell or license the EMS patent portfolio and the failure of the Company's expectations regarding the volume and timing of future orders related to the ENEL metering program and the Company's ability to timely and profitably fulfill such orders;

  - The statements under the heading "Item 1. Business - Products" concerning the Company's beliefs and expectations that (1) certain products the Company intends to introduce in the future will contain analog and mixed signal functions combined with non-volatile memory and that these functions can be improved by integration with our FRAM technology; (2) the expectation the Company will develop products with memory densities up to 1-megabit during 2004; (3) the Company's foundry partners will increase their fabrication capacity; (4) the Company's ability to develop new products which are suitable to the available fabrication processes of its foundry partners; (5) the potential migration of existing products to Fujitsu's 0.35 micron process; (6) the Company's belief that an application and market focus is key to expanding its served opportunity and developing more integrated and competitive products, which statements are subject to various risks and

                                   Page-39
     uncertainties, including, but not limited to, the inaccuracy of our assessment of the value of integrating analog and mixed signal functions with FRAM memories and such products ability to increase the Company's served opportunity, the time and complexities involved in developing new products with analog and mixed signal functionality, the time and complexities of developing new products in densities up to 1 megabit or migrating legacy products to newly available manufacturing processes, and the ability of the Company's foundry partners to sufficiently increase fabrication capacity;

  - The statements under the heading "Item 1. Business - Customers and Sales" concerning (1) the Company's ability to expand it product portfolio through the introduction of new serial, parallel and analog and mixed signal integrated FRAM products; (2) the reduction of FRAM product manufacturing costs; (3) increasing manufacturing capacity with strategic partners; (4) the Company's belief that Europe, Asia and Japan are early adopters of new technologies; (5) the Company's expected use of existing sales channels for future sales and distribution of its products, which statements are subject to various risks and uncertainties, including, but not limited to, the failure of the Company to introduce new serial, parallel and analog and mixed signal FRAM products and/or reduce product manufacturing costs, the failure of the Company's strategic partners to sufficiently and timely increase manufacturing capacity to meet the Company's production requirements, inaccuracies of the Company's assessment of new technology adoption patterns in Europe, Japan and Asia, and the Company's ability to use its existing channels for product sales and distribution;

  - The statement under the heading "Item 1. Business - Backlog" concerning the Company's ability to accurately assess whether backlog as of any particular date is a reliable indicator of future sales, which statement is subject to various risks and uncertainties, including, but not limited to, periodic downturns in the semiconductor industry and the economy in general, the Company's ability to timely manufacture its products, the ability of the Company's customers to accurately project their requirements for our products and the ability of the Company to accurately assess competitive factors, including pricing pressures on existing products;

  - The statements under the heading "Item 1. Business - Manufacturing" concerning the Company's belief that (1) the raw materials and services required for the manufacture of the Company's products at its foundry partners are readily available from multiple sources and (2) its limited volume of production will lower the priority it receives from its subcontract manufacturers as compared to other customers of such subcontract manufacturers, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of raw material suppliers, the termination of any of our subcontract manufacturing partners and our inability to establish relationships with alternative subcontract manufacturers;

                                   Page-40

  - The statement under the heading "Item 1. Business - Research and Development" concerning the Company's intention to use its technological and engineering expertise to develop new proprietary technologies to further expand its FRAM product offerings in its target markets, which statement is subject to various risks and uncertainties, including, but not limited to, the Company's ability to fund the investment required to develop proprietary technologies and overcome the technological challenges inherent in the development of any new product or technology;

  - The statement under the heading "Item 1. Business - Environmental Compliance" concerning the Company's belief that it has taken all necessary steps to ensure its activities are in compliance with all applicable environmental rules and regulations, which statement is subject to various risks and uncertainties, including, but not limited to, our ability to accurately assess the compliance requirements of environmental provisions;

  - The statement under the heading "Item 1. Business - Patents and Proprietary Rights" concerning the Company's beliefs and intentions to
     (1) to pursue the legal protection of our technology primarily through patent and trade secret protection; (2) to vigorously protect our intellectual property rights; (3) that the Company's technology does not infringe on any known patents;(4) that current and pending patent applications will provide protection against unauthorized use of the Company's inventions, which statements are subject to various risks and uncertainties, including, but not limited to, the absence of assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficient to protect our technology, the fact that litigation could result in substantial cost and adverse determinations that could result in a loss of our proprietary rights, subject us to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products;

  - The statement under the heading "Item 2. Properties" concerning the Company's belief that its current properties will be sufficient to meet our requirements for the foreseeable future is subject to various risks and uncertainties, including, without limitation, growth in net sales placing unexpected strains on our resources and properties;

  - The statement under the heading "Item 3. Legal Proceeding" and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14 Contingencies" regarding the outcome of, and the impact on our business, financial condition, or results of operations of the National Semiconductor Corporation patent interference litigation, which statement is subject to various uncertainties, including without limitation, our inability to accurately predict the determination of complex issues of fact and law;

                                   Page-41

  - The statements under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" regarding calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our consolidated financial statements, which statements are subject to risks, including, among others, the inaccuracy of our beliefs regarding actual product failure rates, inventory usage, actual default rates of our customers or other estimates, requiring revisions to the Company's estimated accounts receivable allowances, additional inventory write-downs, warranty and other reserves;

  - The statements under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" regarding the Company's expected (1) revenue from the ENEL metering program and the significance of such revenue to the Company's overall financial performance, revenues and gross margin levels;
     (2) ability to meet the 2004 EBITDA covenant requirements related to its outstanding debentures; (3) sufficiency of cash resources and future cash flows to meet the 2004 quarterly principal payments on the debentures; (4) level of equipment and plant expenditures during 2004;
     (5) revenue growth due to increasing market penetration; (6) sufficiency of cash resources to fund the Company's operations through at least December 31, 2004, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, foundry partner's timely ability to successfully manufacture products for Ramtron, foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

                                   Page-42

  - The statements under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's belief that near-term changes in interest rates, currency exchange rate fluctuations, inflation and other price pressures will not have a material effect on future earnings, fair values or cash flows of the Company, are subject to the risk, among other risks, that we have inaccurately assessed the degree of expected change in interest rates, currency exchange rates, inflation and price pressures;

  - The statements under the heading "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" regarding the Company's belief that (1) the carrying value of cash and cash equivalents, short-term trade receivable, payables and the convertible debentures approximate fair value; (2) the Company has no material variable interest entities it will be required to consolidate;
     (3) there is no indicated impairment of goodwill; (4) estimated amortization expense for identifiable intangible assets for each of the next five years will be approximately $550,000 per year; (5) it will be able to meet its debt covenant requirements through at least
     December 31, 2004; (6) it is more likely than not that deferred tax assets will not be realized, are subject to the risk that we have inaccurately assessed the fair value of our financial instruments, the existence of material variable interest entities, indicated impairment of goodwill, estimated amortization expense in future periods, the ability of the Company to achieve the required EBTIDA covenant requirements and realization of deferred tax assets.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and there can be no assurance that we will achieve or sustain profitability in the future.

We incurred net losses during 2003 of $9.5, $1.9 million in 2002 and $33.0 million in 2001. As of December 31, 2003, we had an accumulated deficit of $224.1 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. We are no longer pursuing any product or services revenue from EMS' products or technology. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

Fluctuations in our historical operating results, in part, have been due to unpredictable product order flows, a limited customer base, manufacturing and other fixed costs. These trends may continue in the future. Factors affecting the demand for our products include, the time required for incorporating our products into customers' product designs, and the ability of our customers' products to gain substantial market acceptance. These

                                   Page-43
factors also make it difficult for us to predict our future revenues. Because we base our operating expenses on anticipated revenue trends, which results in a substantial percentage of our expenses being fixed in the short term, our difficulty in predicting future revenues could affect our ability to achieve future profitability and result in fluctuations in operating results.

Factors that may cause our operating results to vary significantly in the future include:

  - our ability to timely develop and qualify for manufacturing new FRAM products, including FRAM products with memory capacities greater than 256-kilobits and FRAM products of all densities that incorporate on-chip analog and mixed signal functions;

  -  customer acceptance of our products;

  -  the timing and volume of customer orders;

  - our ability to manufacture our products on a cost-effective and timely basis through alliance foundry operations and contract manufacturers and the sensitivity of our production costs to the manufacturing yields achieved by our strategic licensees and contract manufacturers; and

  - factors not directly related to us, such as market conditions, competition, pricing pressures, technological developments, product obsolescence, the availability of supplies and raw materials, and changing needs of potential customers in the semiconductor industry in general.

Our products have achieved limited market acceptance, and if our products do not achieve market acceptance, we will be unable to increase our revenues and may never achieve sustained profitability.

Our success depends on the market acceptance of our FRAM and DRAM module products and the time required to achieve market acceptance. If one or more of our products fails to achieve market acceptance or if market acceptance is delayed, our revenues may not increase and our cash flow and financial condition could be harmed. We must design products that successfully address customer requirements if our products are to be widely accepted by the market. Potential customers will be reluctant to integrate our products into their systems unless our products are reliable, available at competitive prices, and address our customers' current systems requirements. Additionally, potential customers need assurances that their demand for our new products can be met in a timely manner.

Because our customer base for FRAM products is highly concentrated the loss of our primary FRAM customer or any decrease or delay in purchases from this customer could significantly reduce our revenues.

                                   Page-44

In 2003, 2002 and 2001, approximately 60%, 74% and 47%, respectively, of our FRAM product sales were generated from one customer, ENEL. Because our FRAM customer base is so concentrated, and because FRAM product sales represented more than 68% of our total product sales in 2003, any substantial reduction or cancellation of business from this customer or any significant decrease in the prices of FRAM products sold to them could significantly reduce our revenue, which would also harm our cash flow, operating results and financial condition.

If we do not continually develop new generations of FRAM and DRAM module products that achieve broad market acceptance, we will be unable to compete effectively.

Among other factors, our future success is dependent on our ability to develop, manufacture and market FRAM and DRAM module products that address customer requirements and compete effectively in the market with respect to price, performance and reliability. If we do not compete effectively, we could suffer price reductions, reduced revenue, reduced gross margins and reduced market share. New product development, which includes both our development of new products and the need to "design-in" such new products to customers' systems, is time-consuming and costly. This new product development requires a long-term forecast of market trends and customer needs, and often a substantial commitment of capital resources, with no assurance that products will be commercially viable.

In particular, we need to develop new product designs, new process technology and continue ferroelectric materials development. Our current FRAM products are designed at our Colorado Springs facility and manufactured at our partners' manufacturing facilities using 0.5 and 0.35 micron manufacturing processes. To cost effectively design new products with memory capacities greater than 256-kilobits our strategic licensees manufacturing capabilities need to be 0.35 micron or below to improve yields and reduce the cost of such FRAM products. We believe that our ability to compete in the markets in which we expect to sell our FRAM products will depend, in part, on our ability to produce FRAM products in smaller feature sizes and also our ability to effectively incorporate analog and mixed signal functions with our memory products. Our inability to successfully produce FRAM products with smaller feature sizes or analog and mixed signal functions would harm our ability to compete and our operating results.

Although the Company has recently developed analog and mixed signal products incorporating our FRAM memory solutions to supplement the Company's traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

                                   Page-45

Our ability to increase sales of our DRAM module products depends principally on the timely completion of our development and qualification of new DRAM products that provide price-performance advantages over competing products. Our continued ability to generate revenue from the sale of DRAM products will depend on our successful development, manufacture and marketing of new DRAM module products with improved price-performance characteristics, and we cannot provide any assurance that we will be successful in accomplishing the foregoing.

If we do not keep pace with rapid technological changes and frequent new product introductions, our products may become obsolete, and we may not be competitive.

The semiconductor memory industry is characterized by rapid technological changes and product obsolescence, price erosion and variations in manufacturing yields and efficiencies. To be competitive we will need to continually improve our products and keep abreast of new technology. Other companies, many of which have greater financial, technological and research and development resources than we do, are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages our products may currently have. We cannot provide any assurance that our ferroelectric technology will not be supplanted in the future by competing technology or that we will have the technical capability and financial resources to be competitive in the semiconductor industry with respect to the continued design, development and manufacture of either FRAM or DRAM module products.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our products. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third-party nondisclosure and assignment agreements. We cannot be assured that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing FRAM-based products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours.

                                   Page-46

We may be subject to intellectual property infringement claims that result in costly litigation and could harm our business and ability to compete.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to semiconductor memory technology, manufacturing processes and product designs. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees or OEMs in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with its use of our technology could harm our business.

We depend on a small number of suppliers for the supply of our products. Problems in their performance can seriously harm our financial results.

The Company currently relies on a single independent foundry to manufacture all of the Company's products. Reliance on this foundry involves several risks, including capacity constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules and the cost of our products, manufacturing yields, quality assurance and the loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations. The Company also relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Fujitsu and to acquire secondary foundry capability. Even if we enter into a secondary foundry relationship such manufacturing capacity is not likely to be available for at least 12 to 24 months after reaching an agreement due to significant effort required to develop and qualify for manufacturing a FRAM technology process. Our financial condition and results of operations could be materially adversely affected by the loss of Fujitsu as a supplier or our inability to obtain additional foundry capacity.

                                   Page-47

We face the risk of losing critical patent rights covering our FRAM products if we do not prevail in our pending patent interference litigation.

A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office between us, National Semiconductor Corporation and the Department of the Navy in regard to one of our issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention we believe is fundamentally important to our FRAM business in the United States. For a detailed explanation of such litigation please see Part I, Item 3, "Legal Proceeding."

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For fiscal 2003, 2002 and 2001, international sales comprised approximately 67%, 47% and 23%, respectively, of our net revenue. The increase in export sales as a percentage of total sales is primarily the result of increasing FRAM product sales primarily to Europe, Asia and Japan, in part, because of increased offshore manufacturing activity by U.S. companies. The Company also believes Europe, Asia and Japan are early adopters of new technologies. We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result of the large foreign component of the Company's revenue the Company is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices.

Currently, all our sales and inventory purchases are invoiced and paid in U.S. dollars, reducing our direct exposure to currency fluctuations. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

                                   Page-48

We have been unable to fulfill all our FRAM customers' orders according to the schedule originally requested due to the constraints in our wafer supply.

Due to the lead time constraints in our wafer supply, from time to time we have been unable to fulfill all our customers' orders according to the schedule originally requested. Although we attempt to maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

The Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to fluctuation, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete successfully, our revenue and ability to achieve profitability would suffer.

The semiconductor industry is intensely competitive and our FRAM and DRAM module products face intense competition from numerous domestic and foreign companies. We may be at a disadvantage in competing with many of our competitors that have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter-cyclical to fluctuations in semiconductor memory operations.

Our ability to compete also depends on factors beyond our control, including the rate at which customers incorporate our products into their own products, our customers' success in selling their products, the successful protection of our intellectual property, the success of competitors' products and general market and economic conditions. Our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

                                   Page-49

We compete in various markets with our FRAM strategic licensees and contract manufacturers, which may reduce our product sales.

Our strategic licensees may market products which compete with our FRAM products. Most of our strategic partners have the right to manufacture and sell FRAM products for their own account with or without the payment of royalties, depending upon the terms of their agreements with us. Because our strategic licensees may manufacture and market FRAM products themselves, they may give the development and manufacture of their own FRAM products a higher priority than the development and manufacture of our products. Any delay in market penetration by our products, or any competition in the marketplace from FRAM products manufactured and marketed by our strategic licensees, could reduce our product sales and harm our operating results.

We depend on a relatively small number of key personnel, and if we are unable to attract additional personnel or retain our key personnel, our business will suffer.

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and test engineers involved in the development and manufacture of our FRAM products and processes. The competition for these personnel is intense, and the loss of key employees, including executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us. There can be no assurance that we can retain them in the future. In addition, none of our employees have entered into post-employment non-competition agreements with us and, therefore, our employees are not contractually restricted from providing services to our competitors.

Our business is subject to strict environmental regulations and legal uncertainties, which could impose unanticipated requirements on our business in the future and subject us to liabilities.

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in our strategic licensees' and contract manufacturers' manufacturing processes. Compliance with these regulations can be costly. Increasing public attention has been focused on the environmental impact of semiconductor operations. Any changes in environmental rules and regulations may impose the need for additional investments in capital equipment and the implementation of compliance programs in the future. Any failure by us or our strategic licensees or contract manufacturers to comply with present or future environmental rules and regulations regarding the discharge of hazardous substances could subject us to serious liabilities or cause us to suspend manufacturing operations, which could seriously harm our business, financial condition and results of operations.

                                   Page-50

Earthquakes, other natural disasters and power shortages or interruptions may damage our business.

Some of our major contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred near Fujitsu's manufacturing facility in Iwate, Japan in May 2003, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations and to meet required principal payments to our debenture holders.

In view of our expected future working capital requirements in connection with the manufacture and sale of our FRAM and DRAM module products, our projected research and development and other operating expenditures, and the requirement to make $2.4 million of principal payments on our outstanding debentures during 2004, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at December 31, 2003 would have less than an $100,000 effect on earnings or cash flows.

                                   Page-51

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

Financial Statements:                                               Page
                                                                 ----------
Report of KPMG LLP, Independent Auditors                         F-1 to F-2

Report of Arthur Andersen LLP, Independent Public Accountants    F-3 to F-4

Consolidated Balance Sheets as of December 31, 2003 and 2002        F-5

Consolidated Statements of Operations
for the years ended December 31, 2003, 2002 and 2001                F-6

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2003, 2002 and 2001                F-7

Consolidated Statements of Cash Flows
for the years ended December 31, 2003, 2002 and 2001                F-8

Notes to Consolidated Financial Statements                       F-9 to F-33

Financial Statement Schedules:

Schedule II:  Valuation and Qualifying Accounts                    F-34

                                   Page-52

INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the financial statement schedules for each of the years in the two-year period ended December 31, 2003 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of Ramtron International Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in note 4 to the consolidated financial statements, in their report dated March 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As discussed in note 4 to the consolidated financial statements, Ramtron International Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                                    Page F-1

As discussed above, the consolidated statements of operations, stockholders' equity, and cash flows of Ramtron International Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in note 4, the consolidated financial statements for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Ramtron International Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/  KPMG LLP
-------------
KPMG LLP

Denver, Colorado
   February 6, 2004

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

/S/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP
Denver, Colorado,
   March 18, 2002.

                                    Page F-3

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on March 18, 2002. The report has not been reissued by Andersen nor has Andersen consented to its inclusion in this Annual Report on Form 10-K. The Andersen report refers to the consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2000 and 1999 which are no longer included in the accompanying financial statements.

                                    Page F-4

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                       (in thousands, except share data)
                                 -------------
                                                          2003        2002
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                             $ 5,303     $ 3,222
   Accounts receivable, less allowances
     of $272 and $231, respectively                        6,198       8,981
   Inventories                                             4,953       8,952
   Other current assets                                      291         232
                                                        ---------   ---------
      Total current assets                                16,745      21,387

Property, plant and equipment, net                         4,195       4,600
Goodwill and intangible assets, net                        8,089      14,150
Other assets                                                 616         805
                                                        ---------   ---------
      Total assets                                       $29,645     $40,942
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $ 5,331     $ 5,960
   Accrued liabilities                                     1,041       1,147
   Deferred revenue                                        1,395       2,778
   Current portion of long-term promissory notes,
      net of unamortized discount of $659 and $0,
      respectively                                         1,781          --
                                                        ---------   ---------
      Total current liabilities                            9,548       9,885

Deferred revenue                                           6,020       5,175
Long-term promissory notes net of unamortized
   discount of $1,125 and $2,272, respectively             3,035       5,728
                                                        ---------   ---------
      Total liabilities                                   18,603      20,788
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     22,191,225 and 22,123,768 shares issued and
     outstanding, respectively                               222         221
   Additional paid-in capital                            234,909     234,517
   Accumulated deficit                                  (224,089)   (214,584)
                                                        ---------   ---------
      Total stockholders' equity                          11,042      20,154
                                                        ---------   ---------
      Total liabilities and stockholders' equity         $29,645     $40,942
                                                        =========   =========
See accompanying notes to consolidated financial statements.
                                    Page F-5

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2003, 2002 and 2001
                    (in thousands, except per share amounts)
                                 -------------
                                                2003       2002       2001
                                              --------   --------   --------
Revenue:
   Product sales                              $ 38,910   $ 40,309   $ 17,213
   License and development fees                    498      6,829      2,704
   Royalties                                       480        398        295
   Customer-sponsored research and development   2,511      3,009      2,644
                                              ---------  ---------  ---------
                                                42,399     50,545     22,856
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        23,078     28,034     13,466
   Provision for inventory write-off             1,554        246        912
   Research and development                      7,608      9,731     14,216
   Customer-sponsored research and development   1,801      2,082      2,438
   Sales, general and administrative            11,005     11,752     12,794
   Impairment of goodwill                        3,843         --         --
   Impairment of intangible assets               1,687         --         --
                                              ---------  ---------  ---------
                                                50,576     51,845     43,826
                                              ---------  ---------  ---------
Operating loss                                  (8,177)    (1,300)   (20,970)
Interest expense, related party                   (486)      (308)    (1,182)
Interest expense, other                           (879)      (560)       (36)
Other income, net                                   37        341        315
Minority interest in net loss of subsidiary         --         --        267
Loss on disposition of marketable equity
  securities                                        --         --    (11,382)
                                              ---------  ---------  ---------
Net loss                                      $ (9,505)  $ (1,827)  $(32,988)
                                              =========  =========  =========
Loss per common share:
   Net loss                                   $ (9,505)  $ (1,827)  $(32,988)
   Dividends on redeemable preferred stock          --        (82)      (139)
   Accretion of redeemable preferred stock          --        (14)       (24)
                                              ---------  ---------  ---------
Net loss applicable to common shares          $ (9,505)  $ (1,923)  $(33,151)
                                              =========  =========  =========
Net loss per share:
   Basic and diluted                          $  (0.43)  $  (0.09)  $  (1.57)
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic and diluted                            22,149     22,088     21,177
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.
                                    Page F-6

                                                           RAMTRON INTERNATIONAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  For the years ended December 31, 2003, 2002 and 2001
                                                        (in thousands, except par value amounts)
                                                                     --------------
                                        Common Stock                                       Accumulated
                                      ($.01) Par Value             Additional                 Other      Comprehensive   Total
                                      ----------------  Deferred     Paid-in  Accumulated Comprehensive     Income    Stockholders'
                                       Shares  Amount Compensation   Capital    Deficit    Income(Loss)     (Loss)       Equity
                                       ------  ------ ------------ ---------- ----------- ------------- ------------- -------------
Balances, December 31, 2000            17,477   $175      $(202)    $201,038   $(179,510)    $     --      $     --       $21,501
Redeemable preferred stock accretion       --     --         --          (24)         --           --            --           (24)
Redeemable preferred stock
  dividend                                 --     --         --           --        (139)          --            --          (139)
Exercise of options                       174      2         --          386          --           --            --           388
Issuance of stock options
  for services provided                    --     --         --          123          --           --            --           123
Amortization of stock based
  compensation                             --     --        202           --          --           --            --           202
Sale of stock to Infineon               4,430     44         --       29,956          --           --            --        30,000
Other                                      --     --         --           --         (24)          --            --           (24)
Unrealized loss on marketable
  securities                               --     --         --           --          --      (11,382)      (11,382)           --
Reclassification adjustment for
  losses on marketable securities
  included in net loss                     --     --         --           --          --       11,382        11,382            --
Net loss                                   --     --         --           --     (32,988)          --       (32,988)      (32,988)
                                                                                                            --------
Comprehensive loss                         --     --         --           --          --           --      $(32,988)           --
                                                                                                           =========
                                       --------------------------------------------------------------------         ---------------
Balances, December 31, 2001            22,081    221         --      231,479    (212,661)          --            --        19,039
Redeemable preferred stock accretion       --     --         --          (14)         --           --            --           (14)
Redeemable preferred stock
  dividend                                 --     --         --           --         (82)          --            --           (82)
Exercise of options                        43     --         --           93          --           --            --            93
Issuance of stock options
  for services provided                    --     --         --           78          --           --            --            78
Issuance of common stock warrants
  related to debentures                    --     --         --        2,673          --           --            --         2,673
Issuance of common stock warrants
  for services provided                    --     --         --          189          --           --            --           189
Other                                      --     --         --           19         (14)          --            --             5
Net loss                                   --     --         --           --      (1,827)          --            --        (1,827)
                                       --------------------------------------------------------------------------------------------
Balances, December 31, 2002            22,124    221         --      234,517    (214,584)          --            --        20,154
Exercise of options                        67      1         --          135          --           --            --           136
Issuance of stock options
  for services provided                    --     --         --           57          --           --            --            57
Modification of common stock
  warrants related to debentures           --     --         --          179          --           --            --           179
Other                                      --     --         --           21          --           --            --            21
Net loss                                   --     --         --           --      (9,505)          --            --        (9,505)
                                       --------------------------------------------------------------------------------------------
Balances, December 31, 2003            22,191   $222      $  --     $234,909   $(224,089)    $     --     $      --       $11,042
                                       ============================================================================================
See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001
                                (in thousands)
                                --------------
                                                  2003       2002      2001
                                               --------  ---------  --------
Cash flows from operating activities:
   Net loss                                    $(9,505)  $ (1,827)  $(32,988)
   Adjustments used to reconcile net loss to
    net cash  provided by (used in) operating
    activities:
     Depreciation and amortization               1,671      1,837      3,433
     Amortization of debt discount                 667        401        686
     Loss on abandonment of patents                334        263         --
     Gain on sale of equipment                     (10)        --         --
     Warrants and stock options issued for
       services                                     57         78        123
     Stock-based compensation                       --        --         202
     Provision for inventory write-off           1,554        246        912
     Minority interest in subsidiary                --         --       (267)
     Loss on disposition and impairment of
       marketable equity securities                 --         --     11,382
     Impairment of goodwill                      3,843         --         --
     Impairment of intangible assets             1,687         --         --

   Changes in assets and liabilities:
     Accounts receivable                         2,783     (3,757)    (3,514)
     Inventories                                 2,445     (1,723)    (1,197)
     Accounts payable and accrued liabilities     (735)     2,169     (1,533)
     Deferred revenue                             (538)    (2,811)     7,875
     Other                                         151        159       (126)
                                               --------  ---------  ---------
       Net cash provided by (used in)
         operating activities                    4,404     (4,965)   (15,012)
                                               --------  ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment      (579)      (706)      (433)
   Proceeds from sale of equipment                  29         --         --
   Payments for intellectual property             (509)      (527)      (558)
   Proceeds from sale of investment                --          --      8,618
                                               --------  ---------  ---------
       Net cash provided by (used in)
         investing activities                   (1,059)    (1,233)     7,627
                                               --------  ---------  ---------
Cash flows from financing activities:
   Proceeds from debenture issuance                 --      8,000         --
   Debenture issue costs                            --       (758)        --
   Principal payments on debentures             (1,400)        --     (7,000)
   Redemption of convertible preferred stock        --     (1,174)        --
   Issuance of common stock, net of expenses       136         93     10,388
                                               --------  ---------  ---------
       Net cash provided by (used in)
         financing activities                   (1,264)     6,161      3,388
                                               --------  ---------  ---------
Net increase (decrease) in cash and
   cash equivalents                              2,081        (37)    (3,997)
Cash and cash equivalents, beginning of year     3,222      3,259      7,256
                                               --------  ---------  ---------
Cash and cash equivalents, end of year         $ 5,303   $  3,222   $  3,259
                                               ========  =========  =========
See accompanying notes to consolidated financial statements.
                                    Page F-8

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2003, 2002 and 2001
                           ------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the Company) designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company currently has two product lines, ferroelectric nonvolatile random access memory (FRAM) products sold through the Company's Ramtron business unit and high-performance dynamic random access memory (DRAM) products sold through its Mushkin Inc. (Mushkin) subsidiary and historically through its Enhanced Memory Systems, Inc. (EMS) subsidiary. EMS is not expected to generate product revenue in the periods beyond 2003.

The Company's revenue is derived primarily from the sale of its FRAM and DRAM module products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk controllers, personal computers and industrial control devices.

The Company has incurred losses from operations since its inception. The Company's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, achieving forecasted revenue, the Company's ability to successfully sell its products at prices that are sufficient to cover its operating costs, entering into additional license and research and development arrangements and success in raising additional financing to fund operations as necessary. There is no guarantee that the Company will be successful in addressing such risks.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's 80% owned subsidiary, EMS and its wholly owned subsidiaries, Mushkin and Ramtron Kabushiki Kaisha (Ramtron K.K.). EMS and Mushkin operate the Company's DRAM businesses targeting high performance DRAM and SRAM markets and retail and e-commerce market segments, respectively. The Company formed Ramtron K.K. to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japanese alliance partners. To date, Ramtron K.K. has had limited operations. All material inter-company accounts and transactions have been eliminated in consolidation.

Minority interest in the net book value and operating results of EMS are reflected in the accompanying consolidated balance sheets and statements of operations. Minority interest in net losses of EMS were not recorded subsequent to March 31, 2001, due to the minority interest balance being reduced to zero on that date.

CASH AND CASH EQUIVALENTS. The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no investment securities included in cash and cash equivalents at December 31, 2003. $1.5 million of investment securities were included in cash and cash equivalents as of December 31, 2002. These securities are classified as available-for-sale and are carried at their amortized cost, which approximates fair value.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. On January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
No. 142) and ceased amortization of its goodwill. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its annual goodwill impairment testing as of December 31, 2003, and determined that no impairments existed at that date. For more information on goodwill and the adoption of SFAS
No. 142, see Note 4.

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. The amounts capitalized for patents include the cost of acquiring and defending the patent.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), long-lived assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. For more information on impairments of long-lived assets and the adoption of SFAS No. 144, see Note 4.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have any post-shipment obligations or allow for any acceptance provisions. The Company defers recognition of sales to distributors when it is unable to make a reasonable estimate of product returns due to insufficient historical product return information.

The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under SFAS No. 48, "Revenue Recognition When Right of Return Exists." During the first quarter of 2003, the Company concluded that it had sufficient shipment and return experience to allow for the recognition of revenue on shipments to certain distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $1.3 million in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $490,000 for the year ended December 31, 2003.

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

NET LOSS PER SHARE. The Company calculates its income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic income (loss) per share is computed by dividing reported income (loss) available to common stockholders by weighted average shares outstanding. Diluted income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company records a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net loss per common share for the periods ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

                                                     December 31,
                                            -------------------------------
                                               2003       2002      2001
                                            ---------  ---------  ---------

Net loss applicable to common shares        $ (9,505)  $ (1,923)  $(33,151)
                                            =========  =========  =========
Common shares outstanding:
   Historical common shares outstanding
     at beginning of period                   22,124     22,081     17,477
   Weighted average common shares
     issued during period                         25          7      3,700
                                            ---------  ---------  ---------
Weighted average common shares at
  end of period - basic and diluted           22,149     22,088     21,177
                                            =========  =========  =========
Net loss per share - basic and diluted      $  (0.43)  $  (0.09)  $  (1.57)
                                            =========  =========  =========

For the years ended December 31, 2003, 2002 and 2001 the Company had several equity instruments or obligations that could create future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details such

                                   Page F-12
instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. These potential stock issuances were excluded from loss per share calculations because their effect was anti-dilutive:

                                                December 31,
                                       -------------------------------
                                          2003       2002       2001
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                 2,349       2,374     1,838
Options                                  4,545       4,535     3,717
Convertible preferred stock                 --          --       216
Convertible debentures                   1,751       2,123        --

STOCK-BASED COMPENSATON. At December 31, 2003, the Company had four stock-based compensation plans, which are more fully described in Note 7. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and Amendment of FASB Statement No. 123," the Company's net loss would have been increased to the following adjusted amounts:

                                   Year Ended     Year Ended     Year Ended
                                  Dec. 31, 2003  Dec. 31, 2002  Dec. 31, 2001
                                  -------------  -------------  -------------
                                    (in thousands, except per share amounts)
Net Loss Applicable to
  Common Shares
    As reported                       $ (9,505)     $(1,923)      $(33,151)
    Pro forma                          (10,885)      (4,181)       (36,235)

Net Loss Per Share
    As reported - basic and diluted   $ (0.43)      $ (0.09)      $  (1.57)
    Pro forma - basic and diluted       (0.49)        (0.19)         (1.71)

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2003, 2002 and 2001 grants:

                                         2003          2002          2001
                                      ----------    ----------    ----------
          Risk Free Interest Rate        3.00%         4.00%         4.00%
          Expected Dividend Yield           0%            0%            0%
          Expected Lives               4.0 years     4.0 years     4.0 years
          Expected Volatility             108%          111%          113%

The weighted average fair value of shares granted during the years ended December 31, 2003, 2002 and 2001 was $1.68, $2.75, and $1.67, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature. The carrying amount of the convertible debentures approximates its fair value because the fixed interest rate approximates a current market rate.

COMPREHENSIVE LOSS. The Company reports all changes in equity that result from transactions and other economic events from non-owner sources as comprehensive loss.

RECLASSIFICATIONS. Certain 2002 and 2001 balances have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management does not believe it has any material variable interest entities that it would be required to consolidate.

2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2003        2002
                                        ------      ------
                                          (in thousands)

          Finished goods                $2,269      $3,783
          Work in process                3,191       5,401
          Obsolescence reserve            (507)       (232)
                                        ------      ------
                                        $4,953      $8,952
                                        ======      ======

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2003      2002
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --        $   668   $   668
Buildings and improvements                    18 and 10      8,942     8,942
Equipment                                         5         15,057    14,892
Office furniture and equipment                    5            620       620
                                                           -------   -------
                                                            25,287    25,122
Less accumulated depreciation and amortization             (21,092)  (20,522)
                                                           -------   -------
                                                           $ 4,195   $ 4,600
                                                           =======   =======

Depreciation and amortization expense for property, plant and equipment was $965,000, $1,047,000, and $1,087,000 for 2003, 2002 and 2001, respectively.
Maintenance and repairs expense was $618,000, $616,000, and $710,000 for 2003, 2002 and 2001, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2003                2002
                                     -------------       ------------
                                               (in thousands)
   Goodwill                            $10,019             $13,862
   Amortizable intangible assets:
       Patents                           7,160               7,934
       Product license fees              2,150               2,150
       Process technology                   --               1,983
                                       --------            --------
                                        19,329              25,929

   Accumulated amortization:
       Goodwill                         (5,999)             (5,999)
       Amortizable intangible assets    (5,241)             (5,780)
                                       --------            --------
         Total                         $ 8,089             $14,150
                                       ========            ========

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2003, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During         as of
                          January 1,     the       December 31,
                            2003         Year          2003
                          ---------    ---------    ---------
                                     (in thousands)

     FRAM                   $  585      $    --       $  585
     Mushkin                 7,278       (3,843)       3,435
                          ---------    ---------    ---------
     Total                  $7,863      $(3,843)      $4,020
                           ========     ========     ========

Amortization expense for goodwill was $0, $0, and $1,534,000 for 2003, 2002 and 2001, respectively.

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changed the accounting for goodwill and intangible assets and required that goodwill no longer be amortized but be tested for impairment at least annually or more frequently if indicators of potential impairment exist. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, except for provisions

                                   Page F-16
related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 and completed its initial impairment review as of January 1, 2002. There was no indicated impairment of the Company's goodwill at the date of adoption or at its first annual review as of December 31, 2002. As a result of the events discussed below, the Company determined it was necessary to perform an analysis of the fair value of its goodwill during the second quarter of 2003. As a result of an analysis completed as of June 30, 2003, the Company recorded goodwill impairment charges totaling $3,843,000. This charge is reflective of a sustained downturn in DRAM market conditions that the Company expected would continue for some time into the future and had resulted in lower than expected actual and projected revenue and profitability of its Mushkin business unit. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. The Company completed its annual analysis of the fair value of its goodwill as of December 31, 2003 and determined there is no indicated impairment of its goodwill.

On January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortization of its goodwill which occurred on or before June 30, 2001. The following information is presented as if SFAS No. 142 was adopted as of January 1, 2001. The reconciliation of previously reported loss and loss per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

                                      For the years ended December 31,
                                      --------------------------------
                                        2003        2002        2001
                                      --------    --------    --------
                                           (in thousands, except
                                             per share amounts)

     Reported net loss applicable
       to common shares               $(9,505)    $(1,923)    $(33,151)
     Add: Goodwill amortization            --          --        1,534
                                      --------    ---------   ---------
     Adjusted net loss applicable to
        common shares                 $(9,505)    $(1,923)    $(31,617)
                                      ========    =========   =========

     Reported loss per common
       share - basic and diluted      $(0.43)     $ (0.09)    $  (1.57)
     Add: Goodwill amortization           --           --         0.08
                                      --------    ---------   ---------
     Adjusted loss per common
       share - basic and diluted      $(0.43)     $ (0.09)    $  (1.49)
                                      ========    =========   =========

In June 2003, EMS was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of EMS' DRAM products. However, the Company will pursue the sale or licensing of EMS' intellectual property assets. The EMS intellectual property assets are held as collateral for the Infineon debenture and any sale of these assets will require the prior approval and release by Infineon. As a result of these events, a valuation of EMS' intangible assets was completed and impairment charges of $1,687,000 were recorded to adjust asset carrying values to their estimated fair value at June 30, 2003. The fair values were determined by obtaining an appraisal from an independent consulting firm specializing in such valuations.

Amortization expense was $706,000, $790,000 and $812,000 in 2003, 2002 and
2001, respectively. Estimated amortization expense for intangible assets is $550,000 annually in 2004 through 2008 and $1.3 million thereafter.

5.  LONG-TERM DEBT:

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures to Infineon Technologies AG (Infineon), Halifax Fund (Halifax), managed by The Palladin Group, L.P.
and Bramwell Capital Corporation (Bramwell), managed by Cavallo Capital. Prior to issuance of the convertible debentures, Infineon owned 4,430,005 shares of Ramtron's outstanding common stock, or 20% of its outstanding shares, and 20% of the outstanding shares of the Company's subsidiary, EMS. On March 29, 2002, the Company issued a $3 million debenture to Infineon. The Halifax and Bramwell debentures, totaling $5 million, were issued on April 1, 2002. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769 per share, which is equal to 110% of the five-day volume weighted average price (VWAP) of the Company's common stock prior to the transaction signing. The debentures issued to Halifax and Bramwell are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents.

In addition, 700,435 shares, 5-year common stock warrants were issued to the investors with an exercise price of $4.28 per share. The warrants were valued using the Black Scholes option pricing method with a resulting total value of approximately $1,773,000. The following assumptions were used to value these warrants: risk free interest rate of 4.93%, expected dividend yield of 0%, expected life of five years, and expected volatility of 113%. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2003 and 2002 as a result of the issuance of the warrants is approximately $1,183,000 and $1,507,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature was recorded as an increase to additional paid-in-capital and as a debt discount to the outstanding debentures. This discount is being amortized over the life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2003 and 2002 as a result of the beneficial conversion feature is approximately $601,000 and $765,000, respectively.

The debentures contain covenants, which are customary for this type of financing, including, without limitation: achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (Default). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement requires that the Company make quarterly principal payments to the debenture holders totaling $3.8 million from August 2003 through December 2004. The Company paid the first two principal payments of $800,000 and $600,000 on August 19, 2003 and December 31, 2003, respectively. The remaining four quarterly payments in 2004 will be between $600,000 and $620,000 each. If the Company fails to make any of the required principal payments, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption. In addition, the Waiver Agreement lowered the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement ($3.04 per share) and extended the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase of approximately $179,000 to debt discount and additional paid-in capital during 2003. This increase to debt discount is being amortized into interest expense over the remaining life of the debenture. As of December 31, 2003 the Company was in compliance with or has obtained waivers for all covenants of the debentures. The Company believes it will be able to meet its covenant requirements from January 1, 2004 through at least December 31, 2004 and, as such, has classified the amounts due after December 31, 2004 as long-term.

Future maturities of the debentures are $2.4 million in 2004 and $4.2 million in 2007.

Interest paid to the debenture holders during 2003 and 2002 was approximately $385,000 and $305,000, respectively.

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company has yet to borrow any funds under this credit facility. Minimum interest charges paid to Wells Fargo Business Credit during 2003 was approximately $107,000. Amounts available under the credit facility were approximately $1.7 million as of December 31, 2003.

6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2008 for various equipment and facilities. Minimum future annual lease payments under these leases as of December 31, 2003 are as follows:

            2004         $ 72,000
            2005           71,000
            2006           66,000
            2007           52,000
            2008           46,000
                         --------
                         $307,000
                         ========

Total rent expense on all operating leases was $986,000, $1,312,000, and $698,000 for 2003, 2002 and 2001, respectively.

MANUFACTURING ALLIANCES. The Company has entered into a third-party manufacturing agreement for the supply of its FRAM products. The Company's third-party manufacturing agreement provides only for a call on the manufacturing capacity of the vendor. The product will be supplied to the Company at prices negotiated between the Company and the third-party manufacturer based on current market conditions. The Company does not engage in any take-or-pay agreements with its manufacturing vendors.

7.  STOCKHOLDERS' EQUITY:

PREFERRED STOCK. In February 1998, the Company issued and sold in a private placement Series A Convertible Preferred Stock (Preferred Stock). On July 20, 1999, the Company's common stockholders approved the restructuring of the terms of the Company's Preferred Stock. After the restructuring, 872 shares of Preferred Stock remained outstanding.

The restated terms of the remaining Preferred Stock included (i) a fixed conversion at $5.00 per share; (ii) a three-year term expiring on July 31, 2002; (iii) an adjusted dividend rate of 11% per annum (subject to possible future adjustments); and (iv) a mandatory redemption feature at the date of

                                   Page F-20
maturity of $1,000 per share plus accrued dividends. On July 31, 2002, in accordance with the restated terms of the preferred stock, the Company redeemed 1,160 shares for $1,174,000.

For the years ended December 31, 2003, 2002 and 2001, the Company recorded $0, $82,000 and $139,000 of dividends, respectively and $0, $14,000 and $24,000 of discount accretion on redeemable preferred stock, respectively.

COMMON STOCK PLACEMENT WITH INFINEON TECHNOLOGIES AG. The Company and Infineon entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to acquire 4,430,005 shares of the Company's common stock, the equivalent of 20% of the Company's outstanding common shares. In exchange for this ownership position, Ramtron received
$10 million in cash and 443,488 shares of Infineon's common stock. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories. The initial closing occurred February 2, 2001, providing the Company with $10 million in cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares in exchange for 2,953,337 shares of the Company's common stock. All Infineon shares were sold by the Company during 2001.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                     Number of Shares
                                               -----------------------------
                                                      (in thousands)
                                Exercise        Principal
                             Price Per Share   Stockholders   Others   Total
                             ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 2000           $2.25-$17.00       3,476         45     3,521

Cancelled                      $10.81-$16.22     (1,683)        --    (1,683)
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2001           $2.25-$17.00       1,793         45     1,838

Cancelled                          $5.00           (220)       (20)     (240)
Granted                        $3.77 - $4.28(1)     700         76       776
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2002           $2.25 - $17.00     2,273        101     2,374

Cancelled                      $4.28 - $17.00(1)   (700)       (25)     (725)
Granted                            $3.04(1)         700         --       700
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2003           $2.25 - $6.88      2,273         76     2,349
                                                 ===========================

All of the outstanding warrants are currently exercisable. Of such warrants, warrants to purchase 18,000 shares at $3.77 expire in March 2004; warrants to purchase 58,000 shares at $4.11 expire in March 2007, warrants to purchase 667,000 shares at $6.88 expire in December 2007; warrants to purchase 700,000 shares at $3.04 expire in March 2008;and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

----------

(1) In March 2002, the Company issued 700,435 warrants to purchasers of $8 million of convertible debentures offered by the Company at an exercise price of $4.28 per share. These warrants vested immediately and were valued at $1,773,000. These warrants were amended pursuant to a debt covenant waiver agreement dated August 18, 2003. The amended warrants have an exercise price of $3.04 per share and expire in March 2008.

All other outstanding warrants had a nominal value at the time of issuance.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the 1986 Plan), the 1989 Non-statutory
Stock Option Plan (the 1989 Plan), the 1995 Stock Option Plan, as amended (the 1995 Plan), and the 1999 Stock Option Plan (the 1999 Plan) (collectively, the Plans). The Plans reserve 6,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 2003, the Company has not granted any incentive stock options. The number of options available for future grant on these plans is 862,391.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 2000             $10.33         1,520      1,727      3,247

Granted                       $ 2.33           413        764      1,177
Cancelled                     $14.67          (158)      (375)      (533)
Exercised                     $ 2.23            --       (174)      (174)
Reclassification                               (18)        18         --
                                           -------------------------------
Outstanding at
December 31, 2001             $ 7.56         1,757      1,960      3,717

Granted                       $ 3.74           400        713      1,113
Cancelled                     $ 9.93           (10)      (242)      (252)
Exercised                     $ 2.19            --        (43)       (43)
                                           -------------------------------
Outstanding at
December 31, 2002             $ 6.54         2,147      2,388      4,535

Granted                       $ 2.31           425        662      1,087
Cancelled                     $ 6.49          (344)      (666)    (1,010)
Exercised                     $ 2.03            --        (67)       (67)
Reclassification                              (388)       388         --
                                           -------------------------------
Outstanding at
December 31, 2003             $ 5.61         1,840      2,705      4,545
                                           ===============================

As of December 31, 2003, 2002 and 2001, 2,735,000, 2,406,000, and 1,792,000
of the above options were exercisable, respectively, with weighted average exercise prices of $7.26, $8.79, and $10.90, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Outstanding         Price           Life
     --------------       -----------       ----------     ------------
                         (in thousands)

     $1.47 - $ 2.19           925             $ 1.94           7.40
     $2.24 - $ 2.25           325               2.25           6.00
     $2.30 - $ 2.32         1,019               2.32           9.80
     $2.36 - $ 5.47         1,185               4.18           8.31
     $5.50 - $40.10         1,091              14.34           5.22
                            -----
                            4,545               5.61           7.55
                            =====

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Exercisable         Price           Life
     --------------       -----------       ----------     ------------
                         (in thousands)

     $1.47 - $ 2.19           663            $ 1.97            7.40
     $2.24 - $ 2.25           325              2.25            6.00
     $2.30 - $ 2.32           175              2.32            9.80
     $2.36 - $ 5.47           588              4.41            8.31
     $5.50 - $40.10           984             15.07            5.22
                            -----
                            2,735              7.26            6.80
                            =====

8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND.  The National Electrical Benefit Fund (the
Fund) is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the 1989 Fund Purchase Agreement), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2003, 2002 and 2001, the Company was obligated to pay to the Fund approximately $80,000 per year in payment of such fees and expenses. Payments made for

                                   Page F-24
these obligations were $142,000, $0 and $471,000 during 2003, 2002 and 2001, respectively. The $471,000 payment in 2001 included previously accumulated fees and expenses. $20,000 and $100,000 related to this obligation are included in accrued liabilities as of December 31, 2003 and 2002, respectively.

In September 1995, the Company and the Fund entered into a Loan Agreement (the Fund Credit Facility) which was amended on August 6, 1999. Pursuant to the terms of the amended credit facility (the Amended Credit Facility), the outstanding principal balance under the note was $7 million. The Amended Credit Facility bore interest at 8% per annum, payable quarterly. The Fund had the right to convert all or any portion of the amounts outstanding under the Amended Credit Facility into common stock at any time or times before maturity of the loan at a conversion price equal to $5.00 for each share of common stock. The maturity date of the credit facility, as amended, was July 12, 2002. On August 22, 2001, the Company exercised the prepayment provision of the note by notifying the Fund of the Company's intention to prepay the balance due no later than January 2, 2002. The Fund's common stock conversion privileges remained in effect until payment was made. On November 9, 2001, the Fund elected to accept payment in lieu of a conversion to the Company's common stock. On November 15, 2001, the Company paid to the Fund all outstanding principal and interest amounts due, totaling $7.1 million.

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG is a principal stockholder of the Company.

The Company and Infineon entered into a share purchase agreement dated December 14, 2000 pursuant to which Infineon agreed to acquire 4,430,005 shares of the Company's common stock, the equivalent of 20% of the Company's outstanding common shares. In exchange for this ownership position, Ramtron received $10 million in cash and 443,488 shares of Infineon's common stock. The initial closing occurred February 2, 2001, providing the Company with $10 million in cash in exchange for 1,476,668 shares of common stock. The final closing was completed on March 30, 2001, providing the Company 443,488 Infineon shares in exchange for 2,953,337 shares of the Company's common stock. All Infineon shares were sold by the Company during 2001. The companies also entered into a separate cross-license agreement that provides Infineon with a nonexclusive license to the Company's FRAM memory technology, and the Company with access to certain Infineon technologies relating to fabrication of FRAM memories.

In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon. In consideration for the grant of the license to Infineon's technology, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement called for Infineon to provide EMS with committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. Payments to Infineon for wafers, photomasks and tooling charges related to EMS's committed wafer manufacturing capacity during 2003, 2002 and 2001 were approximately $1,091,000, $2,174,000 and $2,272,000, respectively.

During 2002 and 2003, Infineon and EMS entered into agreements whereby EMS agreed to design and develop new products for Infineon on a fixed-fee basis. Revenue recognized from these agreements was approximately $514,000 and $605,000 for 2003 and 2002, respectively.

On March 29, 2002, the Company issued a $3 million, 5% interest, 5-year debenture to Infineon. The debenture is convertible into the Company's common stock at a fixed conversion price of $3.769 per share, which is equal to 110% of the five-day volume weighted average price(VWAP) of the Company's common stock prior to the transaction signing. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. In addition, 262,663 common stock warrants are held by Infineon with a modified exercise price of $3.04 per share and an expiration date of March 28, 2008. Interest paid to Infineon during 2003 and 2002 was approximately $150,000 and $115,000, respectively.

9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                      2003     2002     2001
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                              $508     $326     $533
Income taxes                                            --       --       --

10.  INCOME TAXES:

As of December 31, 2003, the Company had approximately $152 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.6 million of research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers expire through 2023. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of deferred income taxes are as follows:

                                              December 31,
                                          --------------------
                                            2003        2002
                                          --------    --------
                                             (in thousands)
Deferred tax assets:
  Capital loss carryovers                 $ 7,300     $ 7,300
  Deferred revenue                          2,800       3,200
  Other                                     4,770       3,300
  Net operating loss carryovers            60,880      60,900
                                          --------    --------
                                           75,750      74,700
Valuation allowance                       (75,750)    (74,700)
                                          --------    --------
                                          $    --     $    --
                                          ========    ========

Management has determined, based on all available evidence, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax assets as of December 31, 2003.

The provision for income taxes includes the following:

                                                   December 31,
                                          ------------------------------
                                            2003       2002       2001
                                          -------    --------   --------
                                                  (in thousands)
Current:
  Federal                                 $   --     $    --    $    --
  State                                       --          --         --
                                          -------    --------   --------
  Total current                               --          --         --

Deferred:
  Federal                                 (1,610)       (500)    (11,000)
  State                                     (230)        (50)     (1,600)
                                          -------    --------   --------
  Total deferred benefit                  (1,840)       (550)    (12,600)

  Increase in valuation allowance          1,840         550      12,600
                                          -------    --------   --------
Total provision                           $   --     $    --    $     --
                                          =======    ========   ========

Total income tax expense (benefit) differs from the amount computed by applying the statutory federal income (loss) tax rate to income before taxes. The reasons for this difference for the years ended December 31 were as follows:

                                               2003      2002      2001
                                             --------   ------   ---------
                                                   (in thousands)

Computed tax at federal statutory rate       $(3,327)   $(639)   $(11,546)
State income taxes, net of federal impact       (229)     (91)     (1,649)
Non-deductible expenses                        1,716      180         595
Increase in valuation allowance                1,840      550      12,600
                                             --------   ------   ---------
  Total income tax expense                   $    --    $  --    $     --
                                             ========   ======   =========

During 2003, 2002 and 2001, net operating loss carryovers of approximately $2.4 million, $5.1 million and $4.7 million, respectively, expired.

Tax expense other than payroll and income taxes were $222,000, $269,000, and $119,000 for 2003, 2002 and 2001, respectively.

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

12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products and distribution channels.

The Company's operations are conducted through three business segments. FRAM licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. Mushkin distributes high-speed DRAM module products in the aftermarket through both direct and e-commerce sales channels. Historically, EMS licensed, manufactured and distributed high-speed DRAM products. During 2003, EMS was notified by its primary contract engineering service customers that on-going product development programs would be discontinued no later than July 31, 2003. As a result, the Company will no longer pursue sales or development of EMS' DRAM products.

The accounting policies for determining segment net income (loss) are the same as those used in the consolidated financial statements. There are no internal sales between segments or geographic regions.

                                     2003                                  2002                                2001
                     -----------------------------------  -----------------------------------  ------------------------------------
                        FRAM     EMS    Mushkin   Total      FRAM     EMS    Mushkin   Total     FRAM      EMS     Mushkin   Total
                     -----------------------------------  -----------------------------------  ------------------------------------
                                                                    (in thousands)
Product sales        $26,593  $   871  $11,446  $38,910   $22,224  $  1,772 $16,313  $40,309   $ 4,541  $  1,158  $11,514 $ 17,213
License & development
   fees                  498       --       --      498     6,829        --      --    6,829     2,602       102       --    2,704
Royalties                480       --       --      480       398        --      --      398       295        --       --      295
Customer sponsored
   research and
   development         1,162    1,349       --    2,511       578     2,431      --    3,009        --     2,644       --    2,644
                     -----------------------------------  -----------------------------------  ------------------------------------
                      28,733    2,220   11,446   42,399    30,029     4,203  16,313   50,545     7,438     3,904   11,514   22,856

Operating costs      (26,503)  (7,176) (11,367) (45,046)  (23,924)  (11,451)(16,470) (51,845)  (16,874)  (14,274) (12,678) (43,826)
Impairment charges        --   (1,687)  (3,843)  (5,530)       --        --      --       --        --        --       --       --
                     -----------------------------------  -----------------------------------  ------------------------------------
Operating income(loss) 2,230   (6,643)  (3,764)  (8,177)    6,105    (7,248)   (157)  (1,300)   (9,436)  (10,370)  (1,164) (20,970)

Other                      2       10       --       12         6       265      --      271        23       268       --      291
                     -----------------------------------  -----------------------------------  ------------------------------------
Segment income(loss) $ 2,232  $(6,633) $(3,764) $(8,165)  $ 6,111  $ (6,983)$  (157) $(1,029)  $(9,413) $(10,102) $(1,164)$(20,679)
                     ===================================  ===================================  ====================================

Total assets         $20,942  $ 2,847  $ 5,856  $29,645   $23,711  $  7,757  $ 9,474 $40,942   $19,729  $  6,270  $ 9,820   $35,819

Depreciation and
  amortization       $ 1,140  $   517  $    14  $ 1,671   $ 1,123  $    689  $    25 $ 1,837   $ 1,287  $    783  $ 1,363   $ 3,433

Capital additions    $   578  $    --  $     1  $   579   $   496  $    185  $    24 $   706   $   393  $     27  $    13   $   433

Intangible additions $   481  $    28  $    --  $   509   $   527  $     --  $    -- $   527   $   434  $    124  $    --   $   558

Segment income (loss) excludes interest income, interest expense and special charges on a total basis of $(1,340,000), $(798,000), and $(12,309,000) in
2003, 2002 and 2001, respectively, not allocated to business segments.

Revenue amounts and percentages for major customers representing more than 10% of total revenue are as follows:

                     2003                  2002                  2001
            --------------------- --------------------- ---------------------
               FRAM       DRAM       FRAM       DRAM       FRAM       DRAM
            ---------- ---------- ---------- ---------- ---------- ----------
                                      (in thousands)

Customer A      -- --     -- --   $6,508 13%    -- --   $2,667 12%     -- --
Customer B      -- --     -- --       -- --     -- --    2,567 11%     -- --
Customer C $15,815 37%    -- --   16,339 32%    -- --       -- --      -- --
Customer D      -- -- $5,751 14%      -- -- $6,714 13%      -- --      -- --

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenue:

                                      2003        2002        2001
                                    -------     -------     -------
                                             (in thousands)

United States                       $13,886     $26,813     $17,651
Japan                                 3,359       1,791         772
Canada                                1,144         752         291
United Kingdom                        1,169         879         561
Germany                               2,063       1,293         683
China/Hong Kong                       5,540      10,662         629
Italy                                13,132       6,648       1,674
Rest of world                         2,106       1,707         595
                                    -------     -------     -------
Total                               $42,399     $50,545     $22,856
                                    =======     =======     =======

Geographic Area Long-lived Assets (Net):

                                      2003        2002        2001
                                    -------     -------     -------
                                             (in thousands)

United States                       $12,651     $19,342     $19,276
Thailand                                222         179         294
Rest of world                            27          34          47
                                    -------     -------     -------
                                    $12,900     $19,555     $19,617
                                    =======     =======     =======

13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the 401(k) Plan) intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts have been contributed by the Company under the 401(k) Plan on behalf of participating employees.

14.  CONTINGENCIES:

PATENT INTERFERENCE PROCEEDING. A patent interference proceeding, which was declared in 1991 in the United States Patent and Trademark Office (the
Patent Office) between the Company, National Semiconductor Corporation (National) and the Department of the Navy in regard to one of the Company's issued United States patents, is continuing. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its FRAM business in the United States. An interference is declared in the Patent Office when two or more parties each claim to have made the same invention. The interference proceeding is therefore conducted to determine which party is entitled to the patent rights covering the invention. In the present interference contest, the Company is the "senior" party, which means that it is in possession of the issued United States Patent and retains all rights associated with such patent. The other two parties involved in the interference are the "junior" parties, and each has the burden of proof of convincing the Patent Office by a preponderance of the evidence that it was the first to invent the subject matter of the invention and thus is entitled to the corresponding patent rights. Only the Company and National filed briefs in this matter. Oral arguments were presented before the Patent Office on March 1, 1996.

The Patent Office decided the interference on May 6, 1997, holding that all of the claims were patentable to National, one of the "junior" parties. The other "junior" party, the Department of the Navy, was not granted any patent claims pursuant to the interference proceedings. On June 20, 1997, the Company filed a Request for Reconsideration with the Patent Office concerning the interference decision. Pursuant to the Request for Reconsideration, the Company requested that five separate issues be reconsidered because, from the Company's perspective, they were either ignored or misconstrued in the original decision. A decision on the Request for Reconsideration was issued on November 19, 1998, again holding that all of the claims were patentable to National. On January 9, 1999, the Company appealed the decision of the Patent Office on one of the interference counts directly to the Court of Appeals for the Federal Circuit. On February 2, 2000, the Court of Appeals vacated and remanded the decision of the Patent Office for further proceedings. The Company also filed complaints in Federal District Court in the District of Columbia seeking a review of the decision of the Patent Office on the remaining interference counts, which are still pending. The Company remains in possession of the issued United States Patent and retains

                                   Page F-31
all rights associated with such patent while it pursues its appeal options. The "junior" party has received no rights associated with this patent decision and will not receive any such rights as long as the appeal process continues. Under a Patent Office decision on August 13, 2001, the Company was found to be the first to invent, however, the Patent Office concluded that the enablement and best-mode requirements for patent issuance had not been met by the Company. In October 2001, both the Company and National filed a Request for Reconsideration with the Patent Office. In November 2002, the Patent Office informed the Company and National that it will not change its August 2001 decision. In December 2002, the Company appealed this decision to the District Court of the District of Columbia.

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

15.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2003 and 2002.

                                                  2003                                      2002
                                ----------------------------------------  ----------------------------------------
                                    Q1        Q2        Q3        Q4          Q1        Q2        Q3        Q4
                                ----------------------------------------  ----------------------------------------
                                                   (in thousands except per share data)
Revenue                         $11,011    $11,689    $ 7,920   $11,779   $12,624    $12,645    $13,825   $11,451
Gross margin, product sales(1)    2,677      4,443      2,641     4,517     2,454      3,306      3,380     2,889
Impairment charges                   --      5,530         --        --        --         --         --        --
Operating income (loss)          (1,527)    (5,675)    (1,916)      941    (1,112)      (478)       329       (39)
Net income (loss) applicable
  to common shares               (1,805)    (5,972)    (2,295)      567    (1,153)      (761)       139      (148)
Net income (loss) per share:
  -  basic                      $ (0.08)   $ (0.27)   $ (0.10)  $  0.03    $(0.05)    $(0.03)   $  0.01    $(0.01)
  -  diluted                    $ (0.08)   $ (0.27)   $ (0.10)  $  0.02    $(0.05)    $(0.03)   $  0.01    $(0.01)

---------
(1) includes provision for inventory write-off.

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

Column A           Column B        Column C            Column D    Column E
---------          ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended 12/31/01:

Accounts receivable
 reserves             $261        $114         $--        $ 81       $294
                     =====================================================
Year Ended 12/31/02:

Accounts receivable
 reserves             $294        $234         $--        $297       $231
                     =====================================================

Year Ended 12/31/03:

Accounts receivable
 reserves             $231        $390         $--        $349       $272
                     =====================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Ramtron's former independent public accountants, Arthur Andersen LLP (Arthur Andersen) were indicted by the United States Department of Justice on federal obstruction of justice charges in early 2002, and ceased performing audits of public companies. On July 26, 2002, Ramtron's Board of Directors and Audit Committee dismissed Arthur Andersen as the principal accountant for Ramtron and its affiliates and engaged KPMG LLP to serve as the Company's independent public accountants.

The opinion of Arthur Andersen included in this annual report on Form 10-K covers our financial statements for the year ended December 31, 2001. The opinion is a copy of the audit report previously issued by Arthur Andersen in connection with our annual report on Form 10-K for the year ended December 31, 2001. Arthur Andersen has not reissued such report.

Arthur Andersen's report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2001 and in the subsequent interim period preceding Arthur Andersen's replacement, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report.

During the years ended December 31, 2001 and 2000 and through July 26, 2002, the Company did not consulted with KPMG on matters of the type contemplated by
Item 304(a)(2) of Regulation S-K.

Ramtron filed a Form 8-K on July 26, 2002 to report these events and provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen informed the Ramtron that it will be unable to respond to the Company's filing stating its agreement or disagreement with such statements.

Item 9A.  CONTROLS AND PROCEDURES

Under the direction of the Ramtron's Chief Executive Officer and Chief Financial Officer, Ramtron evaluated it disclosure controls and procedures and internal control over financial reporting and concluded that
(i) Ramtron's disclosure controls and procedures were effective as of December 31, 2003, and (ii) no in internal control over financial reporting occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                   Page-53

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2004 Proxy Statement for the 2004 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2004 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2004 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2004 Proxy Statement.

PART IV

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" in our 2004 Proxy Statement.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements.

          Reports of Independent Auditors and Public Accountants Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended
             December 31, 2003, 2002 and 2001
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Cash Flow for the years ended
             December 31, 2003, 2002 and 2001
          Notes to Consolidated Financial Statements

                                   Page-54

     (2)  Financial Statement Schedules

          Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit
         Number
         -------

          3.1    Certificate of Incorporation of Registrant, as amended.(8)
          3.2    Bylaws of Registrant, as amended.(22)

          4.1 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(6)
          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(6)
          4.3 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(9)
          4.4 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes.(12)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(13)
          4.6 Securities Purchase Agreement between the Registrant and Infineon Technologies, AG, dated March 14, 2002.(17)
          4.7 Securities Purchase Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 14, 2002.(17)
          4.8 Secured Convertible Debenture between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(17)
          4.9    Secured Convertible Debenture between the Registrant and
                 Bramwell Capital Corp., dated March 28, 2002.(17)
          4.10   Secured Convertible Debenture between the Registrant and
                 Halifax Fund, L.P. dated March 28, 2002.(17)
          4.11 Security Agreement between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(17)
          4.12 Amendment No. 1 to Share Purchase Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(17)
          4.13 Amendment No. 1 to Registration Rights Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(17)

                                   Page-55

          4.14 Registration Rights Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 28, 2002.(17)
          4.15   Waiver Agreement between Bramwell Capital Corporation
                 and the Registrant, dated August 18, 2003.(20)
          4.16   Waiver Agreement between Halifax Fund, L.P. and the
                 Registrant, dated August 18, 2003.(20)
          4.17 Waiver Agreement between Infineon Technologies AG and the Registrant, dated August 18, 2003.(20)
          4.18 Warrant to Purchase Common Stock between the Registrant and Infineon Technologies, AG, dated March 28, 2002 and as amended on August 18, 2003.
          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.
          4.20 Warrant to Purchase Common Stock between the Registrant and Halifax Fund, L.P., dated March 28, 2002 and as amended on August 18, 2003.

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement and Stock Purchase Agreement.(3)
         10.2 Registrant's Amended 1989 Non-statutory Stock Option Plan and forms of Non-statutory Stock Option Agreement and Stock Purchase Agreement.(4)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.5 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(8)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(8)
         10.9    Registrant's 1999 Stock Option Plan.(8)
         10.10 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(9)
         10.11* Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(7)
         10.12* Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(10)
         10.13* Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(11)
         10.14 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(10)

                                   Page-56

         10.15 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(12)
         10.16   Amendment No. 2 to Registrant's 1989 Non-statutory Stock
                 Option Plan, as amended, dated July 25, 2000.(12)
         10.17   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(12)
         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(12)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(12)
         10.20   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(12)
         10.21 Employment Agreement effective December 14, 2000 between Registrant and William W. Staunton, dated February 2, 2001.(12)
         10.22 Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated February 2, 2001.(12)
         10.23 Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated February 2, 2001.(12)
         10.24* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(15)
         10.25*  FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(16)
         10.26   Amendment to Employment Agreement effective December 14,
                 2000 between Registrant and William W. Staunton, dated December 12, 2001.(16)
         10.27 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and Greg B. Jones, dated December 12, 2001.(16)
         10.28 Amendment to Employment Agreement effective January 1, 2001 between the Registrant and LuAnn D. Hanson, dated
                 December 12, 2001.(16)
         10.29* Amendment to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory
                 Systems, Inc., a subsidiary of the Registrant, dated February 8, 2002.(20)
         10.30* Amendment Number Two to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory
                 Systems, Inc., a subsidiary of the Registrant, dated
                 April 14, 2003.(20)
         10.31 Credit and Security Agreement between Registrant, Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.(19)
         10.32 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated March 31, 2003.(19)
         10.33 Revolving Note between Enhanced Memory Systems, Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.(19)
         10.34   Revolving Note between Mushkin Inc. and Wells Fargo Business

                                   Page-57

                 Credit, Inc. dated March 31, 2003.(19)
         10.35 Guaranty by Registrant of Enhanced Memory Systems, Inc. for the benefit of Wells Fargo Business Credit, Inc. dated
                 March 31, 2003.(19)
         10.36 Guaranty by Registrant of Mushkin Inc. for the benefit of Wells Fargo Business Credit, Inc. dated March 31, 2003.(19)
         10.37* Amendment Number Three to HP-EMS Manufacturing Agreement between Hewlett-Packard Company and Enhanced Memory
                 Systems, Inc., a subsidiary of the Registrant, dated
                 June 27, 2003.(20)
         10.38 First Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated June 12, 2003.(21)
         10.39 Second Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated September 5, 2003.(21)

         21.1    Subsidiaries of Registrant.(22)

         23.1    Independent Auditors' Consent
         23.2    Information Regarding Consent of Arthur Andersen LLP

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

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(14)

         99.2* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.(18)

                                   Page-58

         99.3 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503;
                 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02.(16)

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

(6) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(7) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on February 18, 2000.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(9) Incorporated by reference to the Company's Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

(10) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 22, 2000.

                                   Page-59

(11) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(13) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(14) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on June 8, 2001.

(15)  Incorporated by reference to the Company's Amendment No. 1 to
      Form 10-Q (Commission File No. 0-17739) for the quarter ended
      September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

(17) Incorporated by reference to the Company's Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2002.

(18)  Incorporated by reference to the Company's Amendment No. 2 to
      Form 10-Q (Commission File No. 0-17739) for the quarter ended
      March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002, as amended on July 23, 2001.

(19) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003.

(20) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 19, 2003.

(21) Incorporated by reference to the Company's Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 7, 2003.

(22) Incorporated by reference to the Company's Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

                                   Page-60

(b)  Reports on Form 8-K:

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

      On February 19, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
      Item 12 - "Results of Operations and Financial Condition."

                                   Page-61

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 25, 2004.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ Albert J. Hugo-Martinez
---------------------------     Chairman                          3-25-2004
Albert J. Hugo-Martinez

/S/ William G. Howard
-------------------------       Director                          3-25-2004
William G. Howard

/S/ Eric A. Balzer
-------------------------       Director                          3-25-2004
Eric A. Balzer

/S/ Klaus Fleischmann
---------------------------     Director                          3-25-2004
Klaus Fleischmann

/S/ Doris Keitel-Schulz
---------------------------     Director                          3-25-2004
Doris Keitel-Schulz

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-25-2004
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director and                      3-25-2004
Greg B. Jones                   President-Technology Group

/S/ LuAnn D. Hanson
-------------------------       Chief Financial Officer           3-25-2004
LuAnn D. Hanson                 and Vice President of Finance

                                   Page-62