Form 10-Q
period 2004-03-31
RAMTRON INTERNATIONAL CORP
filed 2004-05-13
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2004

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

Common Stock, $.01 Par Value - 22,198,477 shares as of May 11, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Mar. 31,    Dec. 31,
                                                           2004        2003
                                                         ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  4,465    $  5,303
   Accounts receivable, less allowances
     of $245 and $215, respectively                        8,000       5,981
   Inventories                                             4,685       4,650
   Other current assets                                      295         291
   Assets of discontinued operation                        1,693       2,714
                                                        ---------   ---------
      Total current assets                                19,138      18,939

Property, plant and equipment, net                         3,871       3,897
Goodwill and intangible assets, net                        8,041       6,193
Other assets                                                 569         616
                                                        ---------   ---------
      Total assets                                      $ 31,619    $ 29,645
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,356    $  3,913
   Accrued liabilities                                     1,358       1,041
   Deferred revenue                                        1,244       1,395
   Current portion of long-term debt, net of
     unamortized discount of $487 and $659, respectively   2,353       1,781
   Liabilities of discontinued operation                     887       1,418
                                                        ---------   ---------
      Total current liabilities                            9,198       9,548

Deferred revenue                                           5,771       6,020
Long-term debt, net of unamortized
   discount of $1,101 and $1,125, respectively             4,764       3,035
                                                        ---------   ---------
      Total liabilities                                   19,733      18,603
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
    22,196,264 and 22,191,225 shares issued and
     outstanding, respectively                               222         222
   Additional paid-in capital                            234,917     234,909
   Accumulated deficit                                  (223,253)   (224,089)
                                                        ---------   ---------
      Total stockholders' equity                          11,886      11,042
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 31,619    $ 29,645
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED March 31, 2004 AND 2003
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                              2004      2003
                                                            --------  --------
Revenue:
   Product sales                                            $12,953   $ 9,481
   License and development fees                                 179       117
   Royalties                                                    208       103
   Customer-sponsored research and development                  142       502
                                                            --------  --------
                                                             13,482    10,203
                                                            --------  --------
Costs and expenses:
   Cost of product sales                                      7,774     5,651
   Research and development                                   1,245     1,350
   Customer-sponsored research and development                  141       353
   Sales, general and administrative                          2,797     2,460
                                                            --------  --------
                                                             11,957     9,814
                                                            --------  --------
Operating income from continuing operations                   1,525       389

Interest expense, related party                                (144)     (105)
Interest expense, other                                        (217)     (181)
Other income, net                                                 5         6
                                                            --------  --------
Income from continuing operations                             1,169       109
Loss from discontinued operation                               (333)   (1,914)
                                                            --------  --------
Net income (loss)                                           $   836   $(1,805)
                                                            ========  ========
Net income (loss) per share:
  Basic:
    Income from continuing operations                       $  0.05   $  0.01
    Loss from discontinued operation                          (0.01)    (0.09)
                                                            --------  --------
      Total                                                 $  0.04   $ (0.08)
                                                            ========  ========
  Diluted:
    Income from continuing operations                       $  0.05   $  0.01
    Loss from discontinued operation                          (0.01)    (0.09)
                                                            --------  --------
      Total                                                 $  0.04   $ (0.08)
                                                            ========  ========
Weighted average shares outstanding:
  Basic                                                      22,195    22,128
                                                            ========  ========
  Diluted                                                    23,121    22,454
                                                            ========  ========

See accompanying notes to consolidated financial statements.
                                   Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2004      2003
                                                           --------  --------
Cash flows from operating activities:
    Net income (loss)                                      $   836   $(1,805)
    Adjustments used to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Net loss of discontinued operation                       333     1,914
      Depreciation and amortization                            342       292
      Amortization of debt discount, related party             196       134
      Provision for inventory write-off                         60        30
      Loss on abandonment of intangible assets                  13         7
      Gain on sale of equipment                                (30)      (11)

Changes in assets and liabilities:
     Accounts receivable                                    (2,019)     (378)
     Inventories                                               (95)    1,138
     Accounts payable and accrued liabilities                 (240)      415
     Deferred revenue                                         (400)   (1,238)
     Other                                                      39        31
                                                           --------  --------
         Net cash provided by (used in) operating
           activities                                         (965)      529
                                                           --------  --------
Cash flows from investing activities:
    Purchase of property, plant and equipment                  (11)     (209)
    Proceeds from sale of assets                               130        29
    Intellectual property                                      (19)     (154)
    Net cash used in discontinued operations                  (135)     (828)
                                                           --------  --------
         Net cash used in investing activities                 (35)   (1,162)
                                                           --------  --------
Cash flows from financing activities:
    Proceeds from line of credit                               750        --
    Principal payments on debenture                           (600)       --
    Issuance of common stock                                    12        22
                                                           --------  --------
         Net cash provided by financing activities             162        22
                                                           --------  --------

Net decrease in cash and cash equivalents                     (838)     (611)

Cash and cash equivalents, beginning of period               5,303     3,222
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 4,465   $ 2,611
                                                           ========  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $    43   $     6
                                                           ========  ========
See accompanying notes to consolidated financial statements.
                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2004
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 have been prepared from the books and records of Ramtron International Corporation, (the Company), without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB
No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation is reflected in net income
(loss). Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three month periods ended March 31, 2004 and 2003 would have changed to the following adjusted amounts:

                                   Page-5

                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                             2004             2003
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss)
    As reported                             $  836          $(1,805)
    Pro forma                                  457           (2,144)

Net income (loss) per share
    As reported - basic and diluted         $ 0.04          $ (0.08)
    Pro forma - basic and diluted             0.02            (0.10)

For disclosure purposes, the fair value of stock-based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2004 and 2003:

                                              2004          2003
                                           ----------    ----------
          Risk free interest rate            3.00%         4.00%
          Expected dividend yield               0%            0%
          Expected lives                    4.0 years     4.0 years
          Expected volatility                 109%          110%

The weighted average fair value per share of shares granted during the three months ended March 31, 2004 and 2003 was $2.36 and $1.62, respectively.

NOTE 4.  INVENTORIES

Inventories consist of:
                                             Mar. 31,     Dec. 31,
                                              2004          2003
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $2,531       $1,909
          Work in process                     2,662        3,191
          Obsolescence reserve                 (508)        (450)
                                             -------      -------
                                             $4,685       $4,650
                                             =======      =======

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

The following table sets forth the calculation of net income (loss) per common share for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2004      2003
                                                    --------  --------

Net income (loss)                                   $   836   $(1,805)
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             22,191    22,124
   Weighted average common shares issued
     during period                                        4         4
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              22,195    22,128

   Effect of other dilutive securities:
    Options                                             673       257
    Warrants                                            253        69
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            23,121    22,454
                                                    ========  ========

Net income (loss) per share:
  - basic                                           $  0.04   $ (0.08)
                                                    ========  ========
  - diluted                                         $  0.04   $ (0.08)
                                                    ========  ========

                                   Page-7

As of March 31, 2004, the Company had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2004    March 31, 2003
                                    --------------    --------------
                                            (in thousands)

Warrants                                2,331             2,349
Options                                 4,500             4,360
Convertible debentures                  1,592             2,123

NOTE 6.   CONTINGENCIES

PATENT INTERFERENCE PROCEEDING. On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle their long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of the Company's issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention the Company believes is of fundamental importance to its ferroelectric random access memory (FRAM) business in the United States.

Under the terms of the settlement agreement Ramtron will abandon four of the five claims in its existing patent, two of National's patent applications relating to the interference claims will be assigned to Ramtron and two others will be retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. At March 31, 2004, the Company recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. The Company has not recorded an impairment of the existing patents held for the technology in dispute as the Company believes, with the assignments and cross-license arrangements discussed previously, it is in the same position, as it relates to the ability to use the technology in dispute, prior to this resolution. In addition, the Company believes the amounts capitalized related to these patents and licenses will be recovered through future cash proceeds.

The fifth remaining count of interference will be sent to a Special Master for a final ruling. Ramtron believes its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference.

                                   Page-8

NOTE 7.  LONG-TERM DEBT

On March 14, 2002, the Company signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price
(VWAP) of the Company's common stock prior to the transaction signing. The debentures are secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and by a security interest in certain of its accounts receivable and patents.

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of March 31, 2004 and December 31, 2003 was approximately $1,048,000 and $1,183,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of March 31, 2004 and December 31, 2003 was approximately $540,000 and $601,000, respectively.

The debentures contain covenants, which are customary for this type of financing, including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the following six quarters. Through
March 31, 2004, the Company has made principal payments totaling $2,000,000. To fulfill the Company's Waiver Agreement obligations it will make principal payments of $1,340,000 during the quarter ended June 30, 2004 and $250,000 during the quarters ended September 30, 2004 and December 31, 2004. The timing of amounts due in 2004 under the Waiver Agreement have been adjusted to reflect the terms of the Infineon Technologies AG (Infineon) release agreement entered into in March 2004 (see Note 10 of the Notes to Consolidated Financial Statements). If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid.
The debenture holders may elect to waive any quarterly redemption.

                                   Page-9

In addition, the Waiver Agreement provided for lowering the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5 trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and an extension of the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount and additional paid-in capital of approximately $179,000, which was recorded during the quarter ended September 30, 2003. This increase to debt discount is being amortized into interest expense over the remaining life of the debentures.

As of March 31, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet its covenant requirements through at least March 31, 2005 and, as such, has classified the amounts due after March 31, 2005 as long-term as of March 31, 2004.

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. At March 31, 2004, borrowings under this facility totaled $750,000. These borrowings were repaid during April 2004. Amounts available under the credit facility were approximately $2.1 million as of March 31, 2004.

NOTE 8.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

The Company's continuing operations are conducted through two business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. The Company's wholly owned subsidiary, Mushkin Inc. (Mushkin), distributes high-speed DRAM products in the aftermarket through both direct and e-commerce sales channels.

The accounting policies for determining segment net income are the same used in the consolidated financial statements. There are no internal sales between segments.

                                   Page-10

The following table presents segment information for the three months ended March 31, 2004 and 2003.

                                           2004                           2003
                               -----------------------------   -----------------------------
                                 FRAM     Mushkin     Total     FRAM     Mushkin     Total
                               -----------------------------   -----------------------------
                                                     (in thousands)

Revenue:
  Product sales                $ 8,427   $ 4,526    $12,953    $ 6,766   $ 2,715    $ 9,481
  License and
    development fees               179        --        179        117        --        117
  Royalties                        208        --        208        103        --        103
  Customer-sponsored
    research and development       142        --        142        502        --        502
                               --------  --------   --------   --------  --------   --------
                                 8,956     4,526     13,482      7,488     2,715     10,203

Costs and expenses               7,586     4,371     11,957      7,144     2,670      9,814
                               --------  --------   --------   --------  --------   --------
Segment income                 $ 1,370   $   155    $ 1,525    $   344   $    45    $   389
                               ========  ========   ========   ========  ========   ========

Segment income excludes interest income, interest expense and miscellaneous charges on a total basis of $(356,000) and $(280,000) in 2004 and 2003, respectively, not allocated to business segments.

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS No.
142)." Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144)." At least annually, the Company completes an analysis of the fair value of its goodwill to determine if there is an indicated impairment of its goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

                                   Page-11

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During        as of
                         December 31,    the        March 31,
                            2003        Period        2004
                          ---------   ---------     ---------
                                    (in thousands)

     FRAM                  $  585      $    --       $  585
     Mushkin                3,435           --        3,435
                           ------      -------       -------
     Total                 $4,020      $    --       $4,020
                           ======      =======       =======

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       March 31,         December 31,
                                         2004                2003
                                     ------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents and licenses            $ 6,227            $ 4,280
       Accumulated amortization         (2,206)            (2,107)
                                       --------           --------
         Total                         $ 4,021            $ 2,173
                                       ========           ========

Amortization expense for intangible assets for the three months ended
March 31, 2004 and 2003, was approximately $107,000 and $81,000, respectively. Estimated amortization expense for intangible assets, is $515,000 in 2004, $550,000 in 2005 and 2006, $225,000 in 2007 and 2008, and
$2.0 million thereafter.

NOTE 10.  DISCONTINUED OPERATION

During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary Enhanced Memory Systems, Inc (EMS). The remaining assets consisted primarily of the Company's patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004. Proceeds from the sale were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company was required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 7 of the Notes of Consolidated Financial Statements) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

                                   Page-12

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the caption, "Loss from discontinued operation," "Assets of discontinued operation" and "Liabilities of discontinued operation" for all periods. In addition, certain of the Notes to Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

Summary results for the discontinued operation are as follows (in thousands):

                                       For the three months ended
                                                March 31,
                                       --------------------------
                                         2004              2003
                                       --------          --------
    Operating results:
      Revenue                          $   295           $   460
      Costs and expenses                   264             2,374
      Impairment of patents                364                --
                                       --------          --------
        Loss from discontinued
          operation                    $  (333)          $(1,914)
                                       ========          ========

Amounts included in the March 31, 2004 and December 31, 2003 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                          March 31,    December 31,
                                            2004           2003
                                          --------     ------------
Assets of discontinued operation:
  Accounts receivable                      $  185         $  217
  Inventories                                   8            303
  Property, plant and equipment, net           --            298
  Intangible asset, net                     1,500          1,896
                                          --------       --------
    Total                                  $1,693         $2,714
                                          ========       ========
Liabilities of discontinued operation:
  Accounts payable                         $  887         $1,418
                                          ========       ========

                                   Page-13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words.

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

                                   Page-14

Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers.

The Company records customer-sponsored research and development revenue on arrangements entered into with customers. The revenue recorded by the Company in each reporting period is dependent upon estimates regarding the cost of projects and the achievement of milestones. Changes in estimates regarding these matters could result in revisions to the amount of revenue recognized on these arrangements.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS. While the Company maintains a stringent credit approval process, significant judgments are made by management in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. The Company continues to monitor its customers' credit worthiness, and use its judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected. A significant change in the liquidity or financial position of its customers could have a material adverse impact on the collectibility of its accounts receivable and future operating results.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual goodwill impairment testing as of December 31, 2003, and determined that no impairments existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of

                                   Page-15
critical valuation inputs such as discount rates, terminal values and similar data. The Company will continue to perform periodic and annual impairment analyses of goodwill resulting from its acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on the financial position and operating results of the Company. Additionally, the Company may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

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

                             RESULTS OF OPERATIONS

OVERVIEW

Ramtron is a fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated products used by our customers for a wide range of applications.

Ramtron provides non-volatile ferroelectric random access memory devices (FRAM), analog and mixed signal products, and high-performance dynamic random access memory (DRAM) modules. Ramtron's FRAM product portfolio includes serial and parallel non-volatile memories and analog and mixed-signal integrated semiconductor products, which are developed and marketed by Ramtron International Corporation. The Company's DRAM products are developed and marketed through its wholly owned subsidiary, Mushkin Inc. (Mushkin) and formerly by its 80% owned subsidiary, Enhanced Memory Systems, Inc. (EMS).

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

                                   Page-16

In the second quarter of 2003, the Company determined that it was financially unfavorable to continue the development and sale of EMS' products under its current contractual arrangements with its customers. The Company achieved only limited success in renegotiating its customer contracts and as a result the Company decided it would no longer pursue product or service revenue related to EMS' DRAM technology. These actions and the commitment to a plan to sell substantially all of remaining EMS assets in the first quarter of 2004, which required a release from Infineon (see Note 10 of the Notes to Consolidated Financial Statements) resulted in the classification of EMS as a discontinued operation during the first quarter of 2004. Accordingly, the Company's financial results from continuing operations and related discussions do not include EMS' results of operations for the periods presented.

The Company's total revenue was $13.5 million and $10.2 million for the three month periods ended March 31, 2004 and 2003, respectively.

For the three month periods ending March 31, 2004 and 2003, FRAM product sales represented approximately 65% and 71% of total product sales revenue, respectively, while Mushkin product sales represented 35% and 29% for the same periods. During these periods, product sales revenue accounted for approximately 96% and 93%, respectively, of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

FRAM product sales have become the dominant source of revenue for the Company as a result of an expansion of the FRAM customer base, deeper penetration of existing customers, an expanding FRAM product portfolio, and the Company's participation in the utility meter replacement program at ENEL, a leading Italian utility company, which is replacing 27,000,000 utility meters in Italy. The ENEL program began in late 2001 and is expected to continue until mid 2005. Ramtron has been generating average quarterly revenue of approximately $4 million related to this program since the beginning of 2002. We expect this program to continue to generate revenue of approximately
$4 million per quarter until mid 2005. In addition, the Company has been able to significantly increase revenue from other FRAM customers. Non-ENEL product revenue totaled approximately $4.1 million and $2.6 million during the three months ended March 31, 2004 and 2003, respectively.

The Company's costs and expenses were $12.0 million during the three months ended March 31, 2004, compared with $9.8 million for the same period in 2003.

Cost of product sales as a percentage of product revenue was 60% for both of the three month periods ending March 31, 2004 and 2003. Correspondingly, gross margin rates were 40% for the same periods of 2004 and 2003. FRAM product gross margins during the three months ending March 31, 2004 were 54%, compared with 49% during the same period of 2003. Mushkin product gross margins during the three months ending March 31, 2004 and 2003 were 15% and 19%, respectively.

                                   Page-17

QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003.

REVENUE. Total revenue for the quarter ended March 31, 2004 was $13.5 million, an increase of $3.3 million, or 32%, from the quarter ended March 31, 2003.

Product sales increases in both of the Company's product lines resulted in a 37% increase in product revenue for the quarter ended March 31, 2004.
Compared to the quarter ended March 31, 2003, FRAM product revenue increased $1.7 million, an increase of 25%. This increase is primarily the result of a $1.5 million increase in revenue from non-ENEL customers. Shipments into the Ampy/ENEL program were $4.3 million and $4.2 million, or approximately 51% and 61% of total FRAM product revenue for the quarters ended March 31, 2004 and 2003, respectively.

Product revenue at the Company's Mushkin subsidiary increased approximately $1.8 million to $4.5 million during the three months ended March 31, 2004, or 67%, compared to the same period in 2003 and is primarily the result of improving economic conditions in the retail and OEM markets Mushkin serves and the actions of certain customers to increase inventories in advance of DRAM price increases. Increasing DRAM prices are expected to result in lower overall sales volume at Mushkin during the second quarter of 2004.

The Company has historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 (FAS No. 48), "Revenue Recognition When Right of Return Exists." During the first quarter of 2003, the Company concluded that it now had sufficient shipment and return experience to allow for the recognition of revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $950,000 in FRAM product sales revenue that would have been deferred prior to this change in estimate. The impact on FRAM gross margins from this additional revenue was approximately $450,000 during the first quarter of 2003. Additionally, during the first quarter of 2003 Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the first quarter of 2003.

The Company recognized $179,000 and $117,000 in license and development fee revenue during the quarters ended March 31, 2004 and 2003, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $208,000 and $103,000 in the quarters ended March 31, 2004 and 2003, respectively. Royalty revenue in 2004 and 2003 is attributable to FRAM licensing agreements with existing licensees.

                                   Page-18

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $142,000 and $502,000 during the quarters ended March 31, 2004 and 2003, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the first quarter of 2004 remained unchanged at 60% as compared with the same period in 2003. Cost of sales associated with the Company's FRAM products decreased during the quarter from 51% in 2003 to approximately 46% in 2004. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 85% and 81% for the quarters ended March 31, 2004 and 2003, respectively. This increase is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended March 31, 2004 decreased $317,000 to $1.4 million, a decrease of 19% as compared with the same period in 2003. The changes in research and development expenses are primarily related to decreased customer-sponsored research and development projects during the first quarter of 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended March 31, 2004 increased $337,000 to $2.8 million as compared to $2.5 million for the same period in 2003. This change is primarily the result of increases in sales commissions and marketing and promotional activities.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $39,000 to $144,000 for the quarter ended March 31, 2004, as compared to the same period in 2003, primarily due to increases in interest expense related to increased amortization of debt discount resulting from principal payments on the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $36,000 to $217,000 for the three months ended March 31, 2004, primarily due to minimum interest charges related to the Company's Wells Fargo credit facility and increased amortization of debt discount resulting from principal payments during the quarter on the Company's convertible debentures.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The $333,000 operating loss of the discontinued operation is primarily the result of a $364,000 impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004.

                                   Page-19

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the three months ended March 31, 2004 increased $1.5 million from the same period in 2003. The increase was due primarily to accounts receivable increases of $2.0 million since the end of 2003. The change in accounts receivable is primarily the result of increasing FRAM and Mushkin revenue, which increased $1.9 million from the quarter ended December 31, 2003.

There were no significant changes in inventory levels during the three months ended March 31, 2004.

Accounts payable and accrued liabilities decreased approximately $240,000 during the three months ended March 31, 2004, from $4.9 million at the end of 2003 to $4.7 million at March 31, 2004.

Deferred revenue decreased approximately $400,000 from December 31, 2003. This change is primarily related to the recognition of license fee revenue from existing licensees and customer-sponsored research and development revenue related primarily to the Texas Instruments program.

Cash used in investing activities was $35,000 for the three months ended March 31, 2004, compared to $1,162,000 for the same period in 2003. The primary use of cash from investing activities during the quarter ended
March 31, 2004 was $135,000 which was used in the operating activities of the Company's discontinued EMS business segment. The Company also generated $130,000 from the sale of excess semiconductor test equipment. Capital expenditures were $11,000 in the three months ended March 31, 2004, compared to $209,000 in the three month period ended March 31, 2003. Equipment and plant expenditures are expected to be minimal through the end of 2004. During the three months ended March 31, 2004, $19,000 was expended for intellectual property, compared to $154,000 for the same period in 2003.

During the three months ended March 31, 2004, net cash generated from financing activities was $162,000 primarily related to $750,000 of borrowings on the Company's credit facility with Wells Fargo. These borrowings were repaid during April 2004. Additionally, the Company made principal payments of $600,000 to the Company's debenture holders in accordance with the terms of the covenant Waiver Agreement entered into with holders of the Company's outstanding debentures (See Note 7 of the Notes to Consolidated Financial Statements). Per the terms of the agreement, during the remainder of 2004, the Company is required to make principal payments to the debenture holders totaling $1.8 million. The Company believes its future cash flows will be sufficient to meet the required payments through the remainder of 2004.

The Company has entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of three years ending on March 31, 2006. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company expects to use the credit facility for working capital requirements.
Borrowing limits are subject to available collateral balances. At March 31, 2004, the amount available under the revolving line of credit was $2.1 million.

                                   Page-20

On April 6, 2004, the Company entered into an agreement to settle its long standing patent interference proceeding with National Semiconductor Corporation (see Note 6 of Part I - "Contingencies"). As a result of the settlement, the Company is required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows will be product sales from the Company's FRAM and Mushkin product lines. Additionally, under an agreement completed on April 20, 2004, the Company agreed to sell the patent portfolio of its discontinued operation, EMS, and will receive proceeds of approximately $1.5 million during the second quarter of 2004.

The Company had $4.5 million in cash and cash equivalents at March 31, 2004. The Company believes it has sufficient resources to fund its operations through at least March 2005. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures, other operating expenditures, the required redemption of the Company's outstanding debentures, totaling $1.8 million between April 1, 2004 and December 31, 2004, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K. At March 31, 2004, the Company's commitments under these obligations were as follows (in thousands):

                 Operating        NEBF              Debt
                   Leases    Consulting Fee(1)   Agreements       Total
                 ---------   -----------------   -----------    ---------

     2004          $ 54           $ 80             $2,840        $ 2,974
     2005            71             80                250            401
     2006            66             80                250            396
     2007            52             80              4,410          4,542
     2008            56             80                250            386
     After 2008      --             80              1,250          1,330
                  ------         ------            ------        -------
     Total         $299           $480             $9,250        $10,029
                  ======         ======            ======        =======
-----------
(1) These consulting fees are required to be paid to the National Electrical Benefit Fund (NEBF) as long as NEBF owns at least 5% of the outstanding shares of the Company.

                                   Page-21

OUTLOOK

The Company expects revenues will continue to be variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenue, there is increased stability in world-wide DRAM markets, new products are developed, and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

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

On June 30, 2003, the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders entered into an agreement to waive the covenant violation. Under the terms of the Waiver Agreement, the Company is required to make principal payments totaling $1.8 million during the remainder of 2004. To fulfill the Company's Waiver Agreement obligations, it will make principal payments of $1,340,000 during the quarter ended June 30, 2004 and $250,000 during the quarters ended September 30, 2004 and December 31, 2004. If the Company fails to make any of the required principal payments, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption. As of March 31, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from April 1, 2004 through at least March 31, 2005 and, as such, has classified the amounts due after March 31, 2005 as long-term as of March 31, 2004. The Company believes its future cash flows will be sufficient to meet the required payments during 2004.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with "Part I, Item 1. Financial Statements," "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item
1. Legal Proceedings" included in the Report on Form 10-Q. This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report on Form 10-Q include, without limitation:

                                   Page-22

  -  The statements under the heading "Part 1, Item 1. Financial Statements
     - Note 6" concerning (1) the Company's belief that its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference which statements are subject to various risks and uncertainties including the inaccuracy of our assessment on the impact of receiving a judgment adverse to the Company on the remaining count of interference;

  -  The statements under the heading "Part I, Item 1. Financial Statements
     - Note 7" concerning (1) the Company's belief that it will be able to meet its debt covenant requirements through at least March 31, 2005, which statements are subject to including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, foundry partner's timely ability to successfully manufacture products for Ramtron, foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

  - The statements under the heading "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations" regarding the Company's expected (1) revenue from the ENEL metering program and the significance of such revenue to the Company's overall financial performance, revenues and gross margin levels;
     (2)cost increases in DRAM components used in its Mushkin DRAM modules and anticipated lower overall sales volume at Mushkin; (3) level of equipment and plant expenditures during 2004; (4) sufficiency of cash resources and future cash flows to meet the 2004 quarterly principal payments on the debentures; (5) use of the Company's credit facility for working capital requirements; (6) source of operating cash flows from its FRAM and Mushkin product lines; (7) ability to meet the EBITDA covenant requirements related to its outstanding debentures; (8) sufficiency of cash resources to fund the Company's operations through at least
     March 31, 2005, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, foundry partner's timely ability to successfully manufacture products for Ramtron, foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

                                   Page-23

  - The statements under the heading "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's belief that near-term changes in interest rates, currency exchange rate fluctuations, inflation and other price pressures will not have a material effect on future earnings, fair values or cash flows of the Company, are subject to the risk, among other risks, that we have inaccurately assessed the degree of expected change in interest rates, currency exchange rates, inflation and price pressures; and

  - The statements under the heading "Part II, Item 1. Legal Proceedings" regarding the Company's belief that its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference, which statements are subject to various risks and uncertainties including the inaccuracy of our assessment on the impact of receiving a judgment adverse to the Company on the remaining count of interference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and there can be no assurance that we will be able to sustain profitability in the future.

We incurred net losses during 2003 of $9.5, $1.9 million in 2002 and $33.0 million in 2001. As of March 31, 2004, we had an accumulated deficit of $223.3 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. Our ability to increase revenue or sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

Fluctuations in our historical operating results, in part, have been due to unpredictable product order flows, a limited customer base, manufacturing and other fixed costs. These trends may continue in the future. Factors affecting the demand for our products include the time required for incorporating our products into customers' product designs and the ability of our customers' products to gain substantial market acceptance. These factors also make it difficult for us to predict our future revenues.
Because we base our operating expenses on anticipated revenue trends, which results in a substantial percentage of our expenses being fixed in the short term, our difficulty in predicting future revenues could affect our ability to achieve future profitability and result in fluctuations in operating results.

Factors that may cause our operating results to vary significantly in the future include:

                                   Page-24

  - our ability to timely develop and qualify for manufacturing new FRAM products, including FRAM products with memory capacities greater than 256-kilobits and FRAM products of all densities that incorporate on-chip analog and mixed signal functions;

  -  customer acceptance of our products;

  -  the timing and volume of customer orders;

  - our ability to manufacture our products on a cost-effective and timely basis through alliance foundry operations and contract manufacturers and the sensitivity of our production costs to the manufacturing yields achieved by our strategic licensees and contract manufacturers; and

  - factors not directly related to us, such as market conditions, competition, pricing pressures, technological developments, product obsolescence, the availability of supplies and raw materials, available capacity at our sole-source foundry, and the changing needs of potential customers in the semiconductor industry in general.

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

Because our customer base for FRAM products is highly concentrated, the loss of our primary FRAM customer or any decrease or delay in purchases from this customer could significantly reduce our revenues.

In 2003, 2002 and 2001, approximately 60%, 74% and 47%, respectively, of our FRAM product sales were generated from one customer, ENEL. Because our FRAM customer base is so concentrated and because FRAM product sales represented more than 68% of our total product sales in 2003, any substantial reduction or cancellation of business from this customer or any significant decrease in the prices of FRAM products sold to it could significantly reduce our revenue, which would also harm our cash flow, operating results and financial condition.

                                   Page-25

If we do not continually develop new generations of FRAM and DRAM module products that achieve broad market acceptance, we will be unable to compete effectively.

Among other factors, our future success is dependent on our ability to develop, manufacture and market FRAM and DRAM module products that address customer requirements and compete effectively in the market with respect to price, performance and reliability. If we do not compete effectively, we could suffer price reductions, reduced revenue, reduced gross margins and reduced market share. New product development, which includes both our development of new products and the need to "design-in" such new products to customers' systems, is time consuming and costly. This new product development requires a long-term forecast of market trends and customer needs, and often a substantial commitment of capital resources, with no assurance that products will be commercially viable.

In particular, we need to develop new product designs, new process technology and continue ferroelectric materials development. Our current FRAM products are designed at our Colorado Springs facility and manufactured at our partners' manufacturing facilities using 0.5 and 0.35 micron manufacturing processes. To cost effectively design new products with memory capacities greater than 256-kilobits our strategic licensees manufacturing capabilities need to be 0.35 micron or below to improve yields and reduce the cost of such FRAM products. We believe that our ability to compete in the markets in which we expect to sell our FRAM products will depend, in part, on our ability to produce FRAM products in smaller feature sizes and also our ability to effectively incorporate analog and mixed-signal functions with our memory products. Our inability to successfully produce FRAM products with smaller feature sizes or analog and mixed-signal functions would harm our ability to compete and our operating results.

Although the Company has recently developed analog and mixed-signal products incorporating our FRAM memory solutions to supplement the Company's traditional memory product offerings, the Company has a limited operating history in these markets and has had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating ours, or market demand for our new products does not exist as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

                                   Page-26

If we do not keep pace with rapid technological changes and frequent new product introductions, our products may become obsolete, and we may not be competitive.

The semiconductor memory industry is characterized by rapid technological changes and product obsolescence, price erosion and variations in manufacturing yields and efficiencies. To be competitive, we will need to continually improve our products and keep abreast of new technology. Other companies, many of which have greater financial, technological and research and development resources than we do, are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages our products may currently have. We cannot provide any assurance that our ferroelectric technology will not be supplanted in the future by competing technology or that we will have the technical capability and financial resources to be competitive in the semiconductor industry with respect to the continued design, development and manufacture of either FRAM or DRAM module products.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to semiconductor memory technology, manufacturing processes and product designs. We may be involved in litigation to enforce our patents or other intellectual

                                   Page-27
property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees or OEMs in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with its use of our technology could harm our business.

We depend on a small number of suppliers for the supply of our products. Problems in their performance can seriously harm our financial results.

The Company currently relies on a single independent foundry to manufacture all of the Company's FRAM products. Reliance on this foundry involves several risks, including capacity constraints or delays in timely delivery of the Company's products, reduced control over delivery schedules and the cost of our products, manufacturing yields, quality assurance and the loss of production due to seismic activity, weather conditions and other factors. Although the Company continuously evaluates sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on the Company's results of operations. The Company also relies on domestic and offshore subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Fujitsu and to acquire additional foundry capability. Even if we enter into an additional foundry relationship, such manufacturing capacity is not likely to be available for at least 12 to 24 months after reaching an agreement due to significant effort required to develop and qualify for manufacturing a FRAM technology process. Our financial condition and results of operations could be materially adversely affected by the loss of Fujitsu as a supplier or our inability to obtain additional foundry capacity.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

                                   Page-28

For fiscal 2003, 2002 and 2001, international sales comprised approximately 67%, 47% and 23%, respectively, of our net revenue. The increase in export sales as a percentage of total sales is primarily the result of increasing FRAM product sales primarily to Europe, Asia and Japan, in part, because of increased offshore manufacturing activity by U.S. companies. The Company also believes Europe, Asia and Japan are early adopters of new technologies. We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result of the large foreign component of the Company's revenue, the Company is subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact the Company's results of operations in the future or require the Company to modify its current business practices.

Currently, all our sales and inventory purchases are invoiced and paid in U.S. dollars, reducing our direct exposure to currency fluctuations. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest, which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We have been unable to fulfill certain FRAM customers' orders according to the schedule originally requested due to the constraints in our wafer supply.

Due to the lead time constraints in our wafer supply, from time to time we have been unable to fulfill certain of our customers' orders according to the schedule originally requested. Although we attempt to maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

The Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to fluctuation, the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases

                                   Page-29
from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company, in the future, will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete successfully, our revenue and ability to continue to operate profitably would suffer.

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

We compete in various markets with our FRAM strategic licensees and contract manufacturers, which could significantly reduce our product sales and harm our operating results.

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

                                   Page-30

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and test engineers involved in the development and manufacture of our FRAM products and processes. The competition for these personnel is intense, and the loss of key employees, including executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us. There can be no assurance that we can retain them in the future. In addition, none of our employees have entered into post-employment, non-competition agreements with us and, therefore, our employees are not contractually restricted from providing services to our competitors.

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

Some of our major contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs, which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred near Fujitsu's manufacturing facility in Iwate, Japan in May 2003, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations and to meet required principal payments to our debenture holders.

                                   Page-31

In view of our expected future working capital requirements in connection with the manufacture and sale of our FRAM and DRAM module products, our projected research and development and other operating expenditures, and the requirement to make $1.8 million of principal payments on our outstanding debentures during the remainder of 2004, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at March 31, 2004 would have less than a $100,000 effect on the Company's earnings or cash flows.

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

                                   Page-32

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the direction of Ramtron's Chief Executive Officer and Chief Financial Officer, Ramtron evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that
(i) Ramtron's disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 6, 2004, the Company and National entered into an agreement to settle the litigation described in Note 6 of Part I. Under the terms of the settlement agreement Ramtron will abandon four of the five claims in its existing patent, two of National's patent applications relating to the interference claims will be assigned to Ramtron and two others will be retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 per year through 2013.

The fifth remaining count of interference will be sent to a Special Master for a final ruling. Ramtron believes its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference.

ITEMS 2-5 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          4.1 Amendment to Security Agreement and Release of Certain Intellectual Property between the Registrant and Infineon Technologies AG, dated March 30, 2004.

                                   Page-33

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.

(b)  Reports on Form 8-K

     On February 19, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

     On April 8, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On April 22, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 13, 2004                            /S/ LuAnn D. Hanson
                                        -------------------------
                                         LuAnn D. Hanson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                   Page-34