Form 10-Q
period 2004-06-30
RAMTRON INTERNATIONAL CORP
filed 2004-08-12
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2004

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

Common Stock, $.01 Par Value - 22,251,177 shares as of August 6, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         June 30,    Dec. 31,
                                                           2004        2003
                                                         ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  4,474    $  5,303
   Accounts receivable, less allowances
     of $226 and $215, respectively                        8,639       5,981
   Inventories                                             4,135       4,650
   Other current assets                                      282         291
   Assets of discontinued operations                          --       2,416
                                                        ---------   ---------
      Total current assets                                17,530      18,641

Property, plant and equipment, net                         3,959       4,195
Intangible assets, net                                     7,917       6,193
Other assets                                                 521         616
                                                        ---------   ---------
      Total assets                                      $ 29,927    $ 29,645
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,248    $  3,913
   Accrued liabilities                                     1,616       1,041
   Deferred revenue                                        1,081       1,395
   Current portion of long-term promissory notes, net
     of unamortized discount of $30 and $293,
     respectively                                            720       2,147
   Liabilities of discontinued operations                    239       1,418
                                                        ---------   ---------
      Total current liabilities                            6,904       9,914

Deferred revenue                                           5,519       6,020
Long-term promissory notes, net of unamortized
   discount of $1,395 and $1,491, respectively             4,370       2,669
                                                        ---------   ---------
      Total liabilities                                   16,793      18,603
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
    22,249,927 and 22,191,225 shares issued and
     outstanding, respectively                               222         222
   Additional paid-in capital                            235,027     234,909
   Accumulated deficit                                  (222,115)   (224,089)
                                                        ---------   ---------
      Total stockholders' equity                          13,134      11,042
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 29,927    $ 29,645
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $14,106   $10,276   $27,059   $19,757
   License and development fees             179       117       358       234
   Royalties                                211       123       418       226
   Customer-sponsored research
     and development                        240       320       383       822
                                        --------  --------  --------  --------
                                         14,736    10,836    28,218    21,039
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  8,394     5,871    16,168    11,522
   Research and development               1,539     1,283     2,784     2,633
   Customer-sponsored research
     and development                        249       339       390       692
   Sales, general and administrative      3,051     2,877     5,849     5,337
   Impairment of goodwill                    --     3,843        --     3,843
                                        --------  --------  --------  --------
                                         13,233    14,213    25,191    24,027
                                        --------  --------  --------  --------
Operating income (loss) from
   continuing operations                  1,503    (3,377)    3,027    (2,988)
Interest expense, related party            (101)     (105)     (245)     (210)
Interest expense, other                    (234)     (204)     (451)     (385)
Other income, net                            10        12        16        19
                                        --------  --------  --------  --------
Income (loss) from continuing operations
  before income tax provision             1,178    (3,674)    2,347    (3,564)
Income tax provision                        (21)       --       (21)       --
                                        --------  --------  --------  --------
Income (loss) from continuing operations  1,157    (3,674)    2,326    (3,564)
Loss from discontinued operation            (19)   (2,298)     (352)   (4,212)
                                        --------  --------  --------  --------
Net income (loss)                       $ 1,138   $(5,972)  $ 1,974   $(7,776)
                                        ========  ========  ========  ========
Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                        $  0.05   $ (0.17)  $  0.10   $ (0.16)
    Loss from discontinued operation    $  0.00   $ (0.10)  $ (0.01)  $ (0.19)
                                        --------  --------  --------  --------
      Total                             $  0.05   $ (0.27)  $  0.09   $ (0.35)
                                        ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                        $  0.05   $ (0.17)  $  0.10   $ (0.16)
    Loss from discontinued operation    $  0.00   $ (0.10)  $ (0.02)  $ (0.19)
                                        --------  --------  --------  --------
      Total                             $  0.05   $ (0.27)  $  0.08   $ (0.35)
                                        ========  ========  ========  ========

                                   Page-3

Weighted average shares outstanding:
  Basic                                  22,199    22,137    22,197    22,133
                                        ========  ========  ========  ========
  Diluted                                24,119    22,137    23,636    22,133
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2004      2003
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $ 1,974   $(7,776)
   Adjustments used to reconcile net income to net
   cash provided by operating activities:
     Loss from discontinued operation                          352     4,212
     Depreciation and amortization                             696       579
     Amortization of debt discount                             359       268
     Imputed interest on note payable                           25        --
     Provision for inventory write-off                         120        60
     Loss on abandonment of intangible assets                   16        79
     Gain on sale of equipment                                 (26)      (11)
     Impairment of goodwill                                     --     3,843

Changes in assets and liabilities:
     Accounts receivable                                    (2,658)    1,405
     Inventories                                               395     2,112
     Accounts payable and accrued liabilities                  (90)     (228)
     Deferred revenue                                         (815)   (1,680)
     Other                                                      98        14
                                                           --------  --------
       Net cash provided by operating activities               446     2,877
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (357)     (216)
   Proceeds from sale of assets                                215        29
   Intellectual property                                       (77)     (197)
   Net cash provided by (used in) discontinued operations      885    (2,257)
                                                           --------  --------
       Net cash provided by (used in) investing activities     666    (2,641)
                                                           --------  --------
Cash flows from financing activities:
   Proceeds from line of credit                                750        --
   Principal payments on debt and line of credit            (2,815)       --
   Issuance of common stock                                    124        30
                                                           --------  --------
       Net cash provided by (used in) financing activities  (1,941)       30
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents          (829)      266

Cash and cash equivalents, beginning of period               5,303     3,222
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 4,474   $ 3,488
                                                           ========  ========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $   218   $    34
                                                           ========  ========
   Intellectual property acquired through issuance
      of long-term debt                                    $ 1,955   $    --
                                                           ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 have been prepared from the books and records of Ramtron International Corporation (the Company) without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Certain 2003 balances have been reclassified to conform to the current year presentation.

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

NOTE 3.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB
No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation is reflected in net income

                                   Page-6

(loss). Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three and six month periods ended June 30, 2004 and 2003 would have changed to the following adjusted amounts:

                                              Three Months Ended
                                                   June 30,
                                           -------------------------
                                             2004             2003
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss)
    As reported                             $1,138          $(5,972)
    Pro forma                                  760           (6,150)

Net income (loss) per share
    As reported - basic and diluted         $ 0.05          $ (0.27)
    Pro forma - basic and diluted             0.03            (0.28)

                                               Six Months Ended
                                                   June 30,
                                           -------------------------
                                             2004             2003
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss)
    As reported                             $1,974          $(7,776)
    Pro forma                                1,217           (8,293)

Net income (loss) per share
    As reported:
       - basic                              $ 0.09          $ (0.35)
       - diluted                              0.08            (0.35)
    Pro forma
       - basic                              $ 0.05          $ (0.37)
       - diluted                              0.05            (0.37)

For disclosure purposes, the fair value of stock-based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and six months ended June 30, 2004 and 2003:

                            Three months ended          Six months ended
                              ended June 30,             ended June 30,
                            ------------------         ------------------
                              2004      2003             2004      2003
                            --------  --------         --------  --------
  Risk Free Interest Rate      3.00%     4.00%            3.00%     4.00%
  Expected Dividend Yield         0%        0%               0%        0%
  Expected Lives             4.0 yrs   4.0 yrs          4.0 yrs   4.0 yrs
  Expected Volatility           108%      110%             108%      110%

The weighted average fair value per share of shares granted during the six months ended June 30, 2004 and 2003 was $2.66 and $1.62, respectively.

                                   Page-7

NOTE 4.   INVENTORIES

Inventories consist of:
                                             June 30,     Dec. 31,
                                              2004          2003
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $2,984       $1,909
          Work in process                     1,705        3,191
          Obsolescence reserve                 (554)        (450)
                                             -------      -------
                                             $4,135       $4,650
                                             =======      =======

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
Net income (loss)                       $ 1,138   $(5,972)  $ 1,974   $(7,776)
                                        ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of period  22,196    22,135    22,191    22,124
   Weighted average common
     shares issued during period              3         2         6         9
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                  22,199    22,137    22,197    22,133

   Effect of other dilutive securities:
    Options                               1,254        --       944        --
    Warrants                                666        --       495        --
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted                24,119    22,137    23,636    22,133
                                        ========  ========  ========  ========
Net income (loss) per share:
  - basic                               $  0.05   $ (0.27)  $  0.09   $ (0.35)
                                        ========  ========  ========  ========
  - diluted                             $  0.05   $ (0.27)  $  0.08   $ (0.35)
                                        ========  ========  ========  ========

                                   Page-8

As of June 30, 2004, the Company had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share due to their impact being anti-dilutive:

                                                            Three and
                        Three Months      Six Months        Six Months
                           Ended            Ended             Ended
                        June 30, 2004    June 30, 2004    June 30, 2003
                        -------------    -------------    -------------
                                         (in thousands)

Warrants                        667             725            2,349
Options                       1,396           2,151            3,959
Convertible debentures        1,270           1,270            2,123

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

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of June 30, 2004 and December 31, 2003 was approximately $940,000 and $1,183,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of June 30, 2004 and December 31, 2003 was approximately $485,000 and $601,000, respectively.

The debentures contain covenants, which are customary for this type of financing, including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that the Company make quarterly principal payments to the debenture holders totaling $3.8 million over the following six quarters. Through
June 30, 2004, the Company has made principal payments totaling $3.2 million. To fulfill the Company's Waiver Agreement obligations it will make principal payments of $250,000 during the quarters ended September 30, 2004 and December 31, 2004. The timing of amounts due in 2004 under the Waiver Agreement have been adjusted to reflect the terms of the Infineon Technologies AG (Infineon) release agreement entered into in March 2004 (see Note 10 of the Notes to Consolidated Financial Statements). If the Company fails to make any of the required principal payments the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption and during the quarter ended June 30, 2004, one of the debenture holders elected to waive its right to receive its quarterly payment of $125,000.

                                   Page-10

In addition, the Waiver Agreement provided for lowering the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5-trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and an extension of the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount and additional paid-in capital of approximately $179,000, which was recorded during the quarter ended September 30, 2003. This increase to debt discount is being amortized into interest expense over the remaining life of the debentures.

As of June 30, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet its covenant requirements through at least June 30, 2005 and, as such, has classified the amounts due after June 30, 2005 as long-term as of June 30, 2004.

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. At June 30, 2004, there were no borrowings under this facility. Amounts available under the credit facility were approximately $3.0 million as of June 30, 2004.

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

The accounting policies for determining segment net income are the same as those used in the consolidated financial statements. There are no internal sales between segments.

                                   Page-11

The following table presents segment information for the three months ended June 30, 2004 and 2003.

                                               2004                                        2003
                                ------------------------------------      ------------------------------------
                                   FRAM        Mushkin      Total            FRAM        Mushkin      Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $ 9,752     $ 4,354      $14,106          $ 7,878     $ 2,398      $10,276
  License and
    development fees                  179          --          179              117          --          117
  Royalties                           211          --          211              123          --          123
  Customer-sponsored
    research and development          240          --          240              320          --          320
                                  --------    --------     --------         --------    --------     --------
                                   10,382       4,354       14,736            8,438       2,398       10,836

Costs and expenses                  8,928       4,305       13,233            7,885       2,485       10,370
Impairment charges                     --          --           --               --       3,843        3,843
                                  --------    --------     --------         --------    --------     --------
Operating income (loss)           $ 1,454     $    49      $ 1,503          $   553     $(3,930)     $(3,377)
                                  ========    ========     ========         ========    ========     ========

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(346,000) and $(297,000) in 2004 and 2003, respectively, not allocated to business segments.

                                   Page-12

The following table presents segment information for the six months ended June 30, 2004 and 2003.

                                               2004                                        2003
                                ------------------------------------      ------------------------------------
                                   FRAM        Mushkin      Total            FRAM        Mushkin      Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $18,179     $ 8,880      $27,059          $14,644     $ 5,113      $19,757
  License and
    development fees                  358          --          358              234          --          234
  Royalties                           418          --          418              226          --          226
  Customer-sponsored
    research and development          383          --          383              822          --          822
                                  --------    --------     --------         --------    --------     --------
                                   19,338       8,880       28,218           15,926       5,113       21,039

Costs and expenses                 16,514       8,677       25,191           15,030       5,154       20,184
Impairment charges                     --          --           --               --       3,843        3,843
                                  --------    --------     --------         --------    --------     --------
Operating income (loss)           $ 2,824     $   203      $ 3,027          $   896     $(3,884)     $(2,988)
                                  ========    ========     ========         ========    ========     ========
Total assets                      $23,443     $ 6,484      $29,927          $20,469     $ 5,352      $25,821
                                  ========    ========     ========         ========    ========     ========

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(701,000) and $(576,000) in 2004 and 2003, respectively, not allocated to business segments.

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

                                   Page-13

As a result of an analysis completed as of June 30, 2003, the Company recorded a charge of $3,843,000 for impairment of goodwill related to the Company's Mushkin business unit. As a result of the events discussed below, the Company determined it was necessary to perform an analysis of the fair value of this goodwill during the second quarter of 2003. This charge reflected a sustained downturn in DRAM market conditions that the Company expected to continue for some time into the future and resulted in lower than expected actual and projected revenue and profitability of this business unit during 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, by business segment are as follows:

                                       Goodwill
                           Balance     Changes       Balance
                            as of       During        as of
                         December 31,    the         June 30,
                            2003        Period        2004
                         ------------  --------      --------
                                    (in thousands)

     FRAM                  $  585      $    --       $  585
     Mushkin                3,435           --        3,435
                           ------      -------       -------
     Total                 $4,020      $    --       $4,020
                           ======      =======       =======

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       June 30,         December 31,
                                         2004                2003
                                     ------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents and licenses            $ 6,143            $ 4,280
       Accumulated amortization         (2,246)            (2,107)
                                       --------           --------
         Total                         $ 3,897            $ 2,173
                                       ========           ========

Amortization expense for intangible assets for the three months ended
June 30, 2004 and 2003, was approximately $60,000 and $89,000, respectively. Amortization expense for the six months ended June 30, 2004 and 2003, was approximately $167,000 and $170,000, respectively. Estimated amortization expense for intangible assets, is $290,000 in 2004, $240,000 during 2005 through 2008 and $2.8 million thereafter.

                                   Page-14

NOTE 10.  DISCONTINUED OPERATION

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary Enhanced Memory Systems, Inc. (EMS). The remaining assets consisted primarily of the Company's patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004. Proceeds from the sale were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company was required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 7 of the Notes of Consolidated Financial Statements) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

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

Summary results for the discontinued operation are as follows (in thousands):

                                       For the three months ended
                                                June 30,
                                       --------------------------
                                         2004              2003
                                       --------          --------
    Operating results:
      Revenue                          $    16           $ 1,201
      Costs and expenses                    35             1,812
      Impairment of patents                 --             1,687
                                       --------          --------
        Loss from discontinued
          operation                    $   (19)          $(2,298)
                                       ========          ========

                                       For the six months ended
                                                June 30,
                                       --------------------------
                                         2004              2003
                                       --------          --------
    Operating results:
      Revenue                          $   311           $ 1,661
      Costs and expenses                   299             4,186
      Impairment of patents                364             1,687
                                       --------          --------
        Loss from discontinued
          operation                    $  (352)          $(4,212)
                                       ========          ========

                                   Page-15

Amounts included in the June 30, 2004 and December 31, 2003 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                          June 30,     December 31,
                                            2004           2003
                                          --------     ------------
Assets of discontinued operation:
  Accounts receivable                      $   --         $  217
  Inventories                                  --            303
  Intangible asset, net                        --          1,896
                                          --------       --------
    Total                                  $   --         $2,416
                                          ========       ========
Liabilities of discontinued operation:
  Accounts payable                         $  239         $1,418
                                          ========       ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of Ramtron International Corporation (the Company). The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words.

                 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

                                   Page-16

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

                                   Page-17

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

                                   Page-18

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

In the second quarter of 2003, the Company determined that it was financially unfavorable to continue the development and sale of EMS' products under its then current contractual arrangements with its customers. The Company achieved only limited success in renegotiating its customer contracts and as a result the Company decided it would no longer pursue product or service revenue related to EMS' DRAM technology. These actions and the commitment to a plan to sell substantially all of remaining EMS assets in the first quarter of 2004, which required a release from Infineon (see Note 10 of the Notes to Consolidated Financial Statements) resulted in the classification of EMS as a discontinued operation during the first quarter of 2004. Accordingly, the Company's financial results from continuing operations and related discussions do not include EMS' results of operations for the periods presented.

The Company's total revenue was $28.2 million and $21.0 million for the six month periods ended June 30, 2004 and 2003, respectively.

For the six month periods ending June 30, 2004 and 2003, FRAM product sales represented approximately 67% and 74% of total product sales revenue, respectively, while Mushkin product sales represented 33% and 26% for the same periods. During these periods, product sales revenue accounted for approximately 96% and 94%, respectively, of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

                                   Page-19

FRAM product sales have become the dominant source of revenue for the Company as a result of an expansion of the FRAM customer base, deeper penetration of existing customers, an expanding FRAM product portfolio, and the Company's participation in the utility meter replacement program at ENEL, a leading Italian utility company, which is replacing 27,000,000 utility meters in Italy. The ENEL program began in late 2001 and is expected to continue until mid 2005. Ramtron has been generating average quarterly revenue of approximately $4 million related to this program since the beginning of 2002. We expect this program to continue to generate revenue of approximately
$4 million per quarter until mid 2005. In addition, the Company has been able to significantly increase revenue from other FRAM customers. Non-ENEL product revenue totaled approximately $9.5 million and $5.0 million during the six months ended June 30, 2004 and 2003, respectively.

The Company's costs and expenses were $25.2 million during the six months ended June 30, 2004, compared with $24.0 million for the same period in 2003.

Cost of product sales as a percentage of product revenue was 60% and 58% for the six month periods ending June 30, 2004 and 2003, respectively. Correspondingly, gross margin rates were 40% and 42% for the same periods of 2004 and 2003. FRAM product gross margins during the six months ending
June 30, 2004 were 53%, compared with 50% during the same period of 2003. Mushkin product gross margins during the six months ending June 30, 2004 and 2003 were 14% and 18%, respectively.

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003.

REVENUE. Total revenue for the quarter ended June 30, 2004 was $14.7 million, an increase of $3.9 million, or 36%, from the quarter ended June 30, 2003.

Product sales increases in both of the Company's product lines resulted in a 37% increase in product revenue for the quarter ended June 30, 2004.
Compared to the quarter ended June 30, 2003, FRAM product revenue increased $1.9 million, an increase of 24%. This increase is primarily the result of a $3.0 million increase in revenue from non-ENEL customers. Shipments into the Ampy/ENEL program were $4.4 million and $5.5 million, or approximately 45% and 70% of total FRAM product revenue for the quarters ended June 30, 2004 and 2003, respectively.

Product revenue at the Company's Mushkin subsidiary increased approximately $2.0 million to $4.4 million during the three months ended June 30, 2004, or 82%, compared to the same period in 2003 and is primarily the result of improving economic conditions in the retail and OEM markets Mushkin serves.

The Company recognized $179,000 and $117,000 in license and development fee revenue during the quarters ended June 30, 2004 and 2003, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

                                   Page-20

The Company recognized royalty revenue of $211,000 and $123,000 in the quarters ended June 30, 2004 and 2003, respectively. Royalty revenue in 2004 and 2003 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $240,000 and $320,000 during the quarters ended June 30, 2004 and 2003, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue were 60% and 57% for the quarters ended June 30, 2004 and 2003, respectively. Cost of sales associated with the Company's FRAM products decreased from 50% in the second quarter of 2003 to approximately 47% in the second quarter of 2004. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 87% and 82% for the quarters ended June 30, 2004 and 2003, respectively. This increase and the corresponding decrease in gross margin percentage is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products and increased retail customer rebate programs.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended June 30, 2004 increased $166,000 to $1.8 million, an increase of 10% as compared with the same period in 2003. The changes in research and development expenses are primarily related to increased photomask and engineering wafer charges related to new product development during the second quarter of 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended June 30, 2004 increased $174,000 to $3.1 million as compared to $2.9 million for the same period in 2003. This change is primarily the result of increases in sales commissions, performance bonus accruals and marketing activities.

IMPAIRMENT OF GOODWILL. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believed the downturn would likely continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of the Company's review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. There can be no assurance that future goodwill impairments will not occur.

                                   Page-21

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $4,000 to $101,000 for the quarter ended June 30, 2004, as compared to the same period in 2003, primarily due to lower outstanding debt balances during the quarter.

INTEREST EXPENSE, OTHER. Other interest expense increased $30,000 to $234,000 for the three months ended June 30, 2004, primarily due to imputed interest charges recorded on amounts due to National Semiconductor Corporation for the settlement of patent interference litigation as discussed in Note 6 of Notes to Consolidated Financial Statements.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The $19,000 operating loss of the discontinued operation is primarily the result of legal expenditures related to the sale of EMS' patent portfolio during the quarter ended June 30, 2004. The decrease from the operating loss of $2.3 million in 2003 is due to the reduction in activities at EMS beginning in April 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

REVENUE. Total revenue for the six months ended June 30, 2004 was $28.2 million, an increase of $7.2 million, or 34%, from the six month period ended June 30, 2003.

Product sales increases in both of the Company's product lines resulted in a 37% increase in product revenue for the six months ended June 30, 2004.
FRAM product revenue for the six months ended June 30, 2004 increased $3.5 million to $18.2 million, from the six months ended June 30, 2003. Increased FRAM product revenue is primarily attributable to increases in shipments to the non-ENEL customers of approximately $4.5 million. Non-ENEL shipments totaled $9.5 million during the six months ended June 30, 2004 compared to $5.0 million during the same period in 2003. Shipments into the ENEL utility metering program represented approximately 48% and 66% of total FRAM product revenue for the periods ended June 30, 2004 and 2003, respectively.

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

                                   Page-22

Product revenue at the Company's Mushkin subsidiary increased approximately $3.8 million to $8.9 million during the six months ended June 30, 2004, or 74%, compared to the same period in 2003 and is primarily the result of improving economic conditions in the retail and OEM memory products markets Mushkin serves and the actions of certain customers to increase inventories at the end of the first quarter of 2004 in advance of DRAM price increases.

During the first quarter of 2003 Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the six months ended June 30, 2003.

The Company recognized $358,000 and $234,000 in license and development fee revenue during the six months ended June 30, 2004 and 2003, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $418,000 and $226,000 in the six month periods ended June 30, 2004 and 2003, respectively. Royalty revenue in 2004 and 2003 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $383,000 and $822,000 during the six months ended June 30, 2004 and 2003, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the six months ended June 30, 2004 were 60% as compared with 58% for the same period in 2003. Cost of sales associated with the Company's FRAM products decreased during the quarter from 50% in 2003 to approximately 47% in 2004. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 86% and 82% for the six month periods ended June 30, 2004 and 2003, respectively. This increase and the corresponding decrease in gross margin percentage is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products and increased retail consumer rebate programs.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the six month period ended June 30, 2004 decreased $151,000 to $3.2 million, a decrease of 5% as compared with the same period in 2003. The changes in research and development expenses are primarily related to decreased customer-sponsored research and development projects during the first half of 2004.

                                   Page-23

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the six months ended June 30, 2004 increased $512,000 to $5.8 million as compared to $5.3 million for the same period in 2003. This change is primarily the result of increases in sales commissions, performance bonus accruals and marketing activities.

IMPAIRMENT OF GOODWILL. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because the Company believed the downturn would likely continue to cause lower than expected sales and profitability for some time into the future the Company believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of the Company's review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. There can be no assurance that future goodwill impairments will not occur.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense increased $35,000 to $245,000 for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to increases in interest expense related to increased amortization of debt discount resulting from principal payments on the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $66,000 to $451,000 for the six months ended June 30, 2004, primarily due to imputed interest charges recorded on amounts due to National Semiconductor Corporation for the settlement of patent interference litigation as discussed in Note 6 of Notes to Consolidated Financial Statements and increased minimum interest charges related to the Company's Wells Fargo credit facility.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The $352,000 operating loss in 2004 of the discontinued operation is primarily the result of a $364,000 impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004. The decrease from the operating loss of $4.2 million in 2003 is due to the reduction in activities at EMS beginning in April 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the six months ended June 30, 2004 decreased $2.4 million from the same period in 2003. The decrease was due primarily to accounts receivable increases of $2.7 million since the end of 2003. The change in accounts receivable is primarily the result of increasing FRAM and Mushkin revenue.

                                   Page-24

Inventory levels decreased $395,000 during the six months ended June 30, 2004.

Accounts payable and accrued liabilities decreased approximately $90,000 during the six months ended June 30, 2004, from $5.0 million at the end of 2003 to $4.9 million at June 30, 2004.

Deferred revenue decreased approximately $815,000 from December 31, 2003. This change is primarily related to the recognition of license fee revenue from existing licensees and customer-sponsored research and development revenue related primarily to the Texas Instruments program.

Cash provided by investing activities was $666,000 for the six months ended June 30, 2004, compared to cash used of $2.6 million for the same period in 2003. Capital expenditures were $357,000 in the six months ended June 30, 2004, compared to $216,000 in the six month period ended June 30, 2003. Equipment and plant expenditures are expected to be minimal through the end of 2004. During the six months ended June 30, 2004, $885,000 was generated from the operating activities of the Company's discontinued EMS business segment, primarily from the sale of EMS' intellectual property portfolio. During the six-month period ended June 30, 2003, $2.3 million of cash was used in the EMS business segment.

During the six months ended June 30, 2004, net cash used in financing activities was $1,941,000. During the six months ended June 30, 2004, the Company made principal payments of $1.8 million to the Company's debenture holders in accordance with the terms of the covenant Waiver Agreement entered into with holders of the Company's outstanding debentures (See Note 7 of the Notes to Consolidated Financial Statements). Per the terms of the agreement, during the remainder of 2004, the Company is required to make principal payments to the debenture holders totaling $500,000. The Company believes its future cash flows will be sufficient to meet the required payments through the remainder of 2004.

The Company has entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of three years ending on March 31, 2006. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company expects to use the credit facility for working capital requirements.
Borrowing limits are subject to available collateral balances. At June 30, 2004, the amount available under the revolving line of credit was $3.0 million. There were no borrowings on this facility at June 30, 2004. During the six-month period ended June 30, 2004, the Company borrowed and repaid $750,000 on this agreement.

                                   Page-25

On April 6, 2004, the Company entered into an agreement to settle its long standing patent interference proceeding with National Semiconductor Corporation (see Note 6 of Part I - "Contingencies"). As a result of the settlement beginning April 2004, the Company is required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows will be product sales from the Company's FRAM and Mushkin product lines.

The Company had $4.5 million in cash and cash equivalents at June 30, 2004. The Company believes it has sufficient resources to fund its operations through at least June 2005. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures, other operating expenditures, the required redemption of the Company's outstanding debentures, totaling $500,000 between July 1, 2004 and December 31, 2004, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K. At June 30, 2004, the Company's commitments under these obligations were as follows for the years ended December 31 (in thousands):

                 Operating        NEBF              Debt
                   Leases    Consulting Fee(1)   Agreements      Total
                 ---------   -----------------   -----------   ---------

     2004          $ 36           $ 65             $  500        $  601
     2005            71             80                250           401
     2006            66             80                250           396
     2007            52             80              4,410         4,542
     2008            56             80                250           386
     After 2008      --             80              1,250         1,330
                  ------         ------            ------        ------
     Total         $281           $465             $6,910        $7,656
                  ======         ======            ======        ======
-----------
(1) These consulting fees are required to be paid to the National Electrical Benefit Fund (NEBF) as long as NEBF owns at least 5% of the outstanding shares of the Company.

                                   Page-26

OUTLOOK

The Company expects that its revenue growth rates will continue to be variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenue, there is increased stability in world-wide DRAM markets, new products are developed, and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

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

On June 30, 2003, the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders entered into an agreement to waive the covenant violation. Under the terms of the Waiver Agreement, the Company is required to make principal payments totaling $500,000 during the remainder of 2004. To fulfill the Company's Waiver Agreement obligations, it will make principal payments of $250,000 during the quarters ended September 30, 2004 and December 31, 2004.
If the Company fails to make any of the required principal payments, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption and during the quarter ended June 30, 2004, one of the debenture holders elected to waive its right to receive its quarterly payment of $125,000. As of June 30, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from July 1, 2004 through at least June 30, 2005 and as such, has classified the amounts due after June 30, 2005 as long-term as of June 30, 2004. The Company believes its future cash flows will be sufficient to meet the required payments during 2004.

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

                                   Page-27

  -  The statements under the heading "Part 1, Item 1. Financial Statements
     - Note 6" concerning (1) the Company's beliefs that its assignments and cross-license arrangements with National allows the Company the ability to use FRAM technology in the United States as it would have prior to the litigation settlement with National and the values capitalized related to the subject patents and licenses will be recoverable through future cash proceeds; (2) the Company's belief that its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference which statements are subject to various risks and uncertainties including the inaccuracy of our assessment of the sufficiency of the assignments, cross license rights, future cash flows and the impact of receiving a judgment adverse to the Company on the remaining count of interference;

  -  The statements under the heading "Part I, Item 1. Financial Statements
     - Note 7" concerning (1) the Company's belief that it will be able to meet its debt covenant requirements through at least June 30, 2005, which statements are subject to including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, Ramtron's foundry partner's timely ability to successfully manufacture products for Ramtron, Ramtron's foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

  - The statements under the heading "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations" regarding the Company's expected (1) revenue from the ENEL metering program and the significance of such revenue to the Company's overall financial performance, revenues and gross margin levels;
     (2) cost increases in DRAM components used in its Mushkin DRAM modules and anticipated lower overall sales volume at Mushkin; (3) level of equipment and plant expenditures during 2004; (4) sufficiency of cash resources and future cash flows to meet the 2004 quarterly principal payments on the debentures; (5) use of the Company's credit facility for working capital requirements; (6) source of operating cash flows from its FRAM and Mushkin product lines; (7) ability to meet the EBITDA covenant requirements related to its outstanding debentures; (8) sufficiency of cash resources to fund the Company's operations through at least
     June 30, 2005, which statements are subject to various risks and uncertainties, including, but not limited to, general economic

                                   Page-28
     conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, Ramtron's foundry partner's timely ability to successfully manufacture Products for Ramtron, Ramtron's foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes; and

  - The statements under the heading "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's belief that near-term changes in interest rates, currency exchange rate fluctuations, inflation and other price pressures will not have a material effect on future earnings, fair values or cash flows of the Company, are subject to the risk, among other risks, that we have inaccurately assessed the degree of expected change in interest rates, currency exchange rates, inflation and price pressures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and there can be no assurance that we will be able to sustain recent profitability in the future.

We incurred net losses during 2003 of $9.5 million, $1.9 million in 2002 and $33.0 million in 2001. As of June 30, 2004, we had an accumulated deficit of $222.1 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. Our ability to increase revenue or sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

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

                                   Page-29

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

Our products have achieved limited market acceptance, and if our products do not achieve broader market acceptance, we will be unable to increase our revenues and may never achieve sustained profitability.

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

                                   Page-30

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

                                   Page-31

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

                                   Page-32

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

                                   Page-33

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

The Company must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for the Company's products is volatile and subject to fluctuation, the Company will

                                   Page-34
forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's customers' ability to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its independent foundries to match such customer changes and cancellations. The Company has in the past produced excess quantities of certain products, which has had a material adverse effect on the Company's results of operations. There can be no assurance that the Company, in the future, will not produce excess quantities of any of its products. To the extent the Company produces excess or insufficient inventories of particular products, the Company's results of operations could be adversely affected.

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

                                   Page-35

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

                                   Page-36

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations and to meet required principal payments to our debenture holders.

In view of our expected future working capital requirements in connection with the manufacture and sale of our FRAM and DRAM module products, our projected research and development and other operating expenditures, and the requirement to make $500,000 of principal payments on our outstanding debentures during the remainder of 2004, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at June 30, 2004 would have less than a $100,000 effect on the Company's earnings or cash flows.

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

                                   Page-37

The Company recently formalized a process for FRAM wafer purchase price adjustments related to fluctuations in Japanese Yen currency exchange rates with its supplier, Fujitsu. Under this agreement, Ramtron's FRAM wafer purchase price in US dollars will be adjusted quarterly to reflect the previous quarter's average Japanese Yen to US dollar exchange rate. The Company does not believe near-term variations in exchange rates that are reasonably possible will result in a material effect on future earnings, fair value, or cash flows of the Company; therefore, the Company has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden change in Japanese currency valuation.

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the direction of Ramtron's Chief Executive Officer and Chief Financial Officer, Ramtron evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that
(i) Ramtron's disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information required by this item is incorporated by reference from the information contained under the caption "Part II, Item 1, Legal Proceedings" in the Company's Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission.

ITEMS 2 - 3 - NONE

                                   Page-38

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2004, the Company held its 2004 Annual Meeting of Common Stockholders (the Annual Meeting) in Colorado Springs, Colorado. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.
At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company:

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      Albert J. Hugo-Martinez       19,081,999              516,830
      William W. Staunton, III      18,516,311            1,082,518
      Greg B. Jones                 18,501,061            1,097,768
      William G. Howard             18,327,951            1,270,878
      Eric A. Balzer                19,093,253              505,576
      Klaus Fleischmann             18,728,210              870,619
      Doris Keitel-Schulz           18,726,610              872,219

The Company's stockholders also approved the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 by the following votes.

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

           19,544,338             43,412                11,079

The items to be voted upon at the 2004 Annual Meeting were routine items (Directors and Auditors). Brokers had discretionary authority to vote for both of these items regardless if they received voting instructions from the beneficial holders. As a result, there were no broker non-votes for the 2004 Annual Meeting.

ITEM 5 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          4.1 Third Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated June 28, 2004.

         10.1* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004.

                                   Page-39

         10.2 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with "**" and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.

(b)  Reports on Form 8-K

     On April 8, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."

     On April 22, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

     On July 22, 2004, the Registrant filed a report on Form 8-K. The items reported were Item 7 - "Financial Statements and Exhibits" and
     Item 12 - "Results of Operations and Financial Condition."

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 12, 2004                         /S/ LuAnn D. Hanson
                                        -------------------------
                                         LuAnn D. Hanson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                   Page-40