Form 10-Q
period 2004-09-30
RAMTRON INTERNATIONAL CORP
filed 2004-11-15
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2004

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

Common Stock, $.01 Par Value - 22,298,385 shares as of November 11, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   Page-1

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Sept. 30,   Dec. 31,
                                                           2004        2003
                                                         ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  6,059    $  5,303
   Accounts receivable, less allowances
     of $251 and $215, respectively                        8,918       5,981
   Inventories                                             4,277       4,650
   Other current assets                                      132         291
   Assets of discontinued operation                           --       2,416
                                                        ---------   ---------
      Total current assets                                19,386      18,641

Property, plant and equipment, net                         3,941       4,195
Intangible assets, net                                     7,863       6,193
Other assets                                                 474         616
                                                        ---------   ---------
      Total assets                                      $ 31,664    $ 29,645
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,744    $  3,913
   Accrued liabilities                                     2,531       1,041
   Deferred revenue                                        1,332       1,395
   Current portion of long-term promissory notes, net
     of unamortized discount of $7 and $293,
     respectively                                            493       2,147
   Liabilities of discontinued operation                     239       1,418
                                                        ---------   ---------
      Total current liabilities                            7,339       9,914

Deferred revenue                                           5,264       6,020
Long-term promissory notes, net of unamortized
   discount of $1,277 and $1,491, respectively             4,638       2,669
                                                        ---------   ---------
      Total liabilities                                   17,241      18,603
                                                        ---------   ---------
Commitments and contingencies (Note 6)

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized:
    22,251,177 and 22,191,225 shares issued and
     outstanding, respectively                               223         222
   Additional paid-in capital                            235,024     234,909
   Accumulated deficit                                  (220,824)   (224,089)
                                                        ---------   ---------
      Total stockholders' equity                          14,423      11,042
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 31,664    $ 29,645
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                   Page-2

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $14,687   $ 7,236   $41,746   $26,993
   License and development fees             179       117       538       351
   Royalties                                164       155       582       381
   Customer-sponsored research
     and development                        170       154       551       976
                                        --------  --------  --------  --------
                                         15,200     7,662    43,417    28,701
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  8,608     4,611    24,777    16,133
   Research and development               1,390     1,729     4,174     4,362
   Customer-sponsored research
     and development                        195       138       585       830
   Sales, general and administrative      3,385     2,398     9,234     7,735
   Impairment of goodwill                    --        --        --     3,843
                                        --------  --------  --------  --------
                                         13,578     8,876    38,770    32,903
                                        --------  --------  --------  --------
Operating income (loss) from
   continuing operations                  1,622    (1,214)    4,647    (4,202)
Interest expense, related party             (84)     (132)     (329)     (342)
Interest expense, other                    (222)     (252)     (673)     (637)
Other income                                  9         5        27        22
                                        --------  -------- ---------  --------
Income (loss) from
   continuing operations before
   income tax provision                   1,325    (1,593)    3,672    (5,159)
Income tax provision                        (34)       --       (55)       --
                                        --------  -------- ---------  --------
Income (loss) from continuing
   operations                             1,291    (1,593)    3,617    (5,159)
Loss from discontinued operation             --      (702)     (352)   (4,913)
                                        --------  -------- ---------  --------
Net income (loss)                       $ 1,291   $(2,295) $  3,265  $(10,072)
                                        ========  ======== ========= =========

                                   Page-3

Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                        $  0.06   $ (0.07)  $  0.16   $ (0.23)
    Loss from discontinued operation         --   $ (0.03)  $ (0.01)  $ (0.22)
                                        --------  --------  --------  --------
      Total                             $  0.06   $ (0.10)  $  0.15   $ (0.45)
                                        ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                        $  0.06   $ (0.07)  $  0.15   $ (0.23)
    Loss from discontinued operation         --   $ (0.03)  $ (0.01)  $ (0.22)
                                        --------  --------  --------  --------
      Total                             $  0.06   $ (0.10)  $  0.14   $ (0.45)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  22,251    22,148    22,215    22,138
                                        ========  ========  ========  ========
  Diluted                                23,459    22,148    23,571    22,138
                                        ========  ========  ========  ========

                                   Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                             (Amounts in thousands)
                                                             2004      2003
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $ 3,265  $(10,072)
   Adjustments used to reconcile net income (loss)
   to net cash provided by operating activities:
     Loss of discontinued operation                            352     4,913
     Depreciation and amortization                             972       863
     Amortization of debt discount                             500       454
     Imputed interest on note payable                           50        --
     Provision for inventory write-off                         150        90
     Loss on abandonment of intangible assets                   56       157
     Gain on sale of equipment                                 (23)      (11)
     Impairment of goodwill                                     --     3,843

Changes in assets and liabilities:
     Accounts receivable                                    (2,937)    3,421
     Inventories                                               223     2,660
     Accounts payable and accrued liabilities                  321      (335)
     Deferred revenue                                         (819)   (1,633)
     Other                                                     290        75
                                                          --------- ---------
       Net cash provided by operating activities             2,400     4,425
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (560)     (225)
   Proceeds from sale of assets                                215        29
   Intellectual property                                      (121)     (307)
   Net cash provided by (used in) discontinued operation       885    (2,573)
                                                          --------- ---------
       Net cash provided by (used in) investing
          activities                                           419    (3,076)
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from line of credit                                750        --
   Principal payments on debt                               (2,940)     (800)
   Issuance of common stock                                    127        85
                                                          --------- ---------
       Net cash used in financing activities                (2,063)     (715)
                                                          --------- ---------
Net increase in cash and cash equivalents                      756       634

Cash and cash equivalents, beginning of period               5,303     3,222
                                                          --------- ---------
Cash and cash equivalents, end of period                  $  6,059  $  3,856
                                                          ========= =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $    250  $    320
                                                          ========= =========
   Intellectual property acquired through
      issuance of long-term debt                          $  1,995  $     --
                                                          ========= =========
See accompanying notes to consolidated financial statements.
                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2004
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION AND MANAGEMENT OPINION

The accompanying consolidated financial statements at September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 have been prepared from the books and records of Ramtron International Corporation (the Company) without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB
No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation is reflected in net income
(loss). Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three and nine month periods ended September 30, 2004 and 2003 would have changed to the following adjusted amounts:

                                   Page-6

                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                             2004             2003
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss)
    As reported                             $1,291          $(2,295)
    Pro forma                                  989           (2,460)

Net income (loss) per share:
    As reported - basic and diluted         $ 0.06          $ (0.10)
    Pro forma - basic and diluted             0.04            (0.11)

                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
                                             2004             2003
                                           --------         --------
                                    (in thousands, except per share amounts)
Net income (loss)
    As reported                             $3,265          $(10,072)
    Pro forma                                2,206           (10,754)

Net income (loss) per share
    As reported:
       - basic                              $ 0.15          $  (0.45)
       - diluted                              0.14             (0.45)
    Pro forma
       - basic                              $ 0.10          $  (0.49)
       - diluted                              0.09             (0.49)

For disclosure purposes, the fair value of stock-based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and nine months ended September 30, 2004 and 2003:

                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                            ------------------         ------------------
                              2004      2003             2004      2003
                            --------  --------         --------  --------
  Risk free interest rate      3.36%     4.00%            3.12%     4.00%
  Expected dividend yield         0%        0%               0%        0%
  Expected lives             4.0 yrs   4.0 yrs          4.0 yrs   4.0 yrs
  Expected volatility           108%      110%             108%      110%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2004 and 2003 was $2.65 and $1.62, respectively.

                                   Page-7

NOTE 4.   INVENTORIES

Inventories consist of:
                                            Sept. 30,     Dec. 31,
                                              2004          2003
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $1,972       $1,909
          Work in process                     2,873        3,191
          Obsolescence reserve                 (568)        (450)
                                             -------      -------
                                             $4,277       $4,650
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

                                   Page-8

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
Net income (loss) applicable to
   common shares                       $ 1,291   $(2,295)  $ 3,265   $(10,072)
                                       ========  ========  ========  =========
Common shares outstanding:
   Historical common shares
     outstanding at beginning
     of period                          22,250    22,138    22,191     22,124
   Weighted average common
     shares issued during period             1        10        24         14
                                       --------  --------  --------  ---------
Weighted average common shares at
end of period - basic                   22,251    22,148    22,215     22,138

   Effect of other dilutive securities:
    Options                                813        --       893         --
    Warrants                               395        --       463         --
                                       --------  --------  --------  ---------
Weighted average common shares at
  end of period - diluted               23,459    22,148    23,571     22,138
                                       ========  ========  ========  =========

Net income (loss) per share:
  basic                                $  0.06   $ (0.10)  $  0.15   $  (0.45)
                                       ========  ========  ========  =========
  diluted                              $  0.06   $ (0.10)  $  0.14   $  (0.45)
                                       ========  ========  ========  =========

As of September 30, 2004, the Company had equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share due to their impact being anti-dilutive:

                                                            Three and
                         Three Months     Nine Months      Nine Months
                            Ended            Ended            Ended
                        Sept. 30, 2004   Sept. 30, 2004   Sept. 30, 2003
                        --------------   --------------   --------------
                                         (in thousands)

Warrants                     725              725             2,349
Options                    2,166            2,137             3,630
Convertible debentures     1,236            1,236             1,910

                                   Page-9

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

Under the terms of the settlement agreement Ramtron abandoned four of the five claims in its existing patent, two of National's patent applications relating to the interference claims were assigned to Ramtron and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. On March 31, 2004, the Company recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. The Company has not recorded an impairment of the existing patents held for the technology in dispute as the Company believes, with the assignments and cross-license arrangements discussed previously, it is in the same position, as it relates to the ability to use the technology in dispute, prior to this resolution. In addition, the Company believes the amounts capitalized related to these patents and licenses will be recovered through future cash proceeds.

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

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of September 30, 2004 and December 31, 2003 was approximately $852,000 and $1,183,000, respectively.

                                   Page-10

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount as of September 30, 2004 and December 31, 2003 was approximately $432,000 and $601,000, respectively.

The debentures contain covenants, which are customary for this type of financing, including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that the Company make quarterly principal payments to the debenture holders over the following six quarters. Through September 30, 2004, the Company has made principal payments totaling $3.3 million. To fulfill the Company's Waiver Agreement obligations it will make a final quarterly principal payment of $250,000 on December 31, 2004. The timing of amounts due in 2004 under the Waiver Agreement have been adjusted to reflect the terms of the Infineon Technologies AG (Infineon) release agreement entered into in March 2004 (see Note 10 of the Notes to Consolidated Financial Statements).
If the Company fails to make the required final principal payment, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60 trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption and during each of the quarters ended June 30, 2004 and September 30, 2004, one of the debenture holders elected to waive its right to receive its quarterly payment of $125,000.

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

As of September 30, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet its covenant requirements through at least September 30, 2005 and, as such, has classified the amounts due after September 30, 2005 as long-term as of September 30, 2004.

                                   Page-11

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum, minimum interest charges of $120,000 per year and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. At September 30, 2004, there were no borrowings under this facility. Amounts available under the credit facility were approximately $3.0 million as of September 30, 2004.

NOTE 8.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

The Company's continuing operations are conducted through two business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products. The Company's wholly owned subsidiary, Mushkin Inc. (Mushkin), distributes high-speed DRAM products in the aftermarket through both direct, retail, and e-commerce sales channels.

The accounting policies for determining segment net income (loss) are the same as those used in the consolidated financial statements. There are no internal sales between segments.

The following table presents segment information for the three months ended September 30, 2004 and 2003.

                                               2004                                        2003
                                ------------------------------------      ------------------------------------
                                   FRAM        Mushkin      Total            FRAM        Mushkin      Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $10,226     $ 4,461      $14,687          $ 4,622     $ 2,614      $ 7,236
  License and development fees        179          --          179              117          --          117
  Royalties                           164          --          164              155          --          155
  Customer-sponsored
    research and development          170          --          170              154          --          154
                                  --------    --------     --------         --------    --------     --------
                                   10,739       4,461       15,200            5,048       2,614        7,662

Costs and expenses                  9,115       4,463       13,578            6,211       2,665        8,876
                                  --------    --------     --------         --------    --------     --------
Segment income (loss)             $ 1,624     $    (2)     $ 1,622          $(1,163)    $   (51)     $(1,214)
                                  ========    ========     ========         ========    ========     ========

                                   Page-12

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(331,000) and $(379,000) in 2004 and 2003, respectively, not allocated to business segments.

The following table presents segment information for the nine months ended September 30, 2004 and 2003.

                                               2004                                        2003
                                ------------------------------------      ------------------------------------
                                   FRAM        Mushkin      Total            FRAM        Mushkin      Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $28,405     $13,341      $41,746          $19,266     $ 7,727      $26,993
  License and
    development fees                  538          --          538              351          --          351
  Royalties                           582          --          582              381          --          381
  Customer-sponsored
    research and development          551          --          551              976          --          976
                                  --------    --------     --------         --------    --------     --------
                                   30,076      13,341       43,417           20,974       7,727       28,701

Costs and expenses                 25,630      13,140       38,770           21,241       7,819       29,060
Impairment charges                     --          --           --               --       3,843        3,843
                                  --------    --------     --------         --------    --------     --------
Segment income (loss)             $ 4,446     $   201      $ 4,647          $  (267)    $(3,935)     $(4,202)
                                  ========    ========     ========         ========    ========     ========
Total assets                      $25,258     $ 6,406      $31,664          $17,888     $ 5,509      $23,397
                                  ========    ========     ========         ========    ========     ========

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(1,030,000) and $(957,000) in 2004 and 2003, respectively, not allocated to business segments.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by business segment are as follows:

                                         Goodwill
                           Balance       Changes       Balance
                            as of         During        as of
                         December 31,      the       September 30,
                            2003          Period         2004
                         ------------  ------------- -------------
                                      (in thousands)

     FRAM                  $  585          $   --       $  585
     Mushkin                3,435              --        3,435
                           ------          -------      ------
     Total                 $4,020          $   --       $4,020
                           ======          =======      ======

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                     September 30,      December 31,
                                         2004               2003
                                     -------------      ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents and licenses            $ 6,133            $ 4,280
       Accumulated amortization         (2,290)            (2,107)
                                       --------           --------
         Total                         $ 3,843            $ 2,173
                                       ========           ========

Amortization expense for intangible assets for the three months ended September 30, 2004 and 2003, was approximately $60,000 and $90,000, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003, was approximately $227,000 and $260,000, respectively. Estimated amortization expense for intangible assets, is $290,000 in 2004, $240,000 during 2005 through 2008 and $2.8 million thereafter.

                                   Page-14

NOTE 10.  DISCONTINUED OPERATION

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary Enhanced Memory Systems, Inc. (EMS). The remaining assets consisted primarily of the Company's patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company was required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 7 of the Notes of Consolidated Financial Statements) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

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

Summary results for the discontinued operation are as follows (in thousands):

                                       For the Three Months Ended
                                              September 30,
                                       --------------------------
                                         2004              2003
                                       --------          --------
Operating results:
  Revenue                              $    --           $   258
  Costs and expenses                        --               960
                                       --------          --------
    Loss from discontinued operation   $    --           $  (702)
                                       ========          ========

                                       For the Nine Months Ended
                                              September 30,
                                       --------------------------
                                         2004              2003
                                       --------          --------
Operating results:
  Revenue                              $   311           $ 1,919
  Costs and expenses                       299             5,971
  Impairment of patents                    364               861
                                       --------          --------
    Loss from discontinued operation   $  (352)          $(4,913)
                                       ========          ========

                                   Page-15

Amounts included in the September 30, 2004 and December 31, 2003 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):


                                          September 30,    December 31,
                                              2004             2003
                                          -------------    ------------
Assets of discontinued operation:
  Accounts receivable                        $    --          $   217
  Inventories                                     --              303
  Intangible asset, net                           --            1,896
                                             --------         --------
    Total                                    $    --          $ 2,416
                                             ========         ========
Liabilities of discontinued operation:
  Accounts payable                           $   239          $ 1,418
                                             ========         ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of Ramtron International Corporation (the Company). The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

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

The Company's total revenue was $43.4 million and $28.7 million for the nine month periods ended September 30, 2004 and 2003, respectively.

For the nine month periods ending September 30, 2004 and 2003, FRAM product sales represented approximately 68% and 71% of total product sales revenue, respectively, while Mushkin product sales represented 32% and 29% for the same periods. During these periods, product sales revenue accounted for approximately 96% and 94%, respectively, of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

                                   Page-19

FRAM product sales have become the dominant source of revenue for the Company as a result of an expansion of the FRAM customer base, deeper penetration of existing customers, an expanding FRAM product portfolio, and the Company's participation in the utility meter replacement program at ENEL, a leading Italian utility company, which is replacing 27,000,000 utility meters in Italy. Revenue from this program is expected to ramp down in 2005 as the program reaches completion. Historically, Ramtron has been generating average quarterly revenue of approximately $4 million related to this program. We expect this program to contribute approximately $8 million to product revenue throughout the year ended December 31, 2005. In addition, the Company has been able to significantly increase revenue from other FRAM customers. Non-ENEL product revenue totaled approximately $15.0 million and $7.6 million during the nine months ended September 30, 2004 and 2003, respectively.

The Company's costs and expenses were $38.8 million during the nine months ended September 30, 2004, compared with $32.9 million for the same period in 2003.

Cost of product sales as a percentage of product revenue was 59% and 60% for the nine month periods ending September 30, 2004 and 2003, respectively. Correspondingly, gross margin rates were 41% and 40% for the same periods of 2004 and 2003. FRAM product gross margins during the nine months ending September 30, 2004 were 53%, compared with 49% during the same period of 2003. Mushkin product gross margins during the nine months ending September 30, 2004 and 2003 were 13% and 17%, respectively.

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2003.

REVENUE. Total revenue for the quarter ended September 30, 2004 was $15.2 million, an increase of $7.5 million, or 98%, from the quarter ended September 30, 2003.

Product sales increases in both of the Company's product lines resulted in a 103% increase in product revenue for the quarter ended September 30, 2004. Compared to the quarter ended September 30, 2003, FRAM product revenue increased $5.6 million, an increase of 121%. This increase is the result of a $2.8 million increase in revenue from non-ENEL customers and a $2.8 million increase in ENEL shipments during the quarter ended September 30, 2004 as compared to the same period a year ago. Shipments into the Ampy/ENEL program were $4.8 million and $2.0 million, or approximately 46% and 43% of total FRAM product revenue for the quarters ended September 30, 2004 and 2003, respectively.

Product revenue at the Company's Mushkin subsidiary increased approximately $1.8 million to $4.5 million during the three months ended September 30, 2004, or 71%, compared to the same period in 2003 and is primarily the result of improving economic conditions in the retail and OEM markets Mushkin serves.

                                   Page-20

The Company recognized $179,000 and $117,000 in license and development fee revenue during the quarters ended September 30, 2004 and 2003, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $164,000 and $155,000 in the quarters ended September 30, 2004 and 2003, respectively. Royalty revenue in 2004 and 2003 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $170,000 and $154,000 during the quarters ended September 30, 2004 and 2003, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue were 59% and 64% for the quarters ended September 30, 2004 and 2003, respectively. Cost of sales associated with the Company's FRAM products decreased from 52% in the third quarter of 2003 to approximately 46% in the third quarter of 2004. FRAM cost of sales declined as the Company achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 87% and 85% for the quarters ended September 30, 2004 and 2003, respectively. This increase and the corresponding decrease in gross margin percentage is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products and increased competition from other companies in the sector.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended September 30, 2004 decreased $282,000 to $1.6 million, a decrease of 15% as compared with the same period in 2003. The changes in research and development expenses are primarily the result of cost reduction measures adopted during the third quarter of 2003.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the quarter ended September 30, 2004 increased $987,000 to $3.4 million as compared to $2.4 million for the same period in 2003. This change is primarily the result of increases in sales commissions, and performance bonus accruals.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $48,000 to $84,000 for the quarter ended September 30, 2004, as compared to the same period in 2003, primarily due to lower outstanding debt balances during the quarter.

                                   Page-21

INTEREST EXPENSE, OTHER. Other interest expense decreased $30,000 to $222,000 for the three months ended September 30, 2004, primarily due to lower outstanding principal balances on the Company's debentures.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The decrease from the operating loss of $702,000 in 2003 to zero in the quarter ended September 30, 2004 is due to the cessation of activities at EMS.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUE. Total revenue for the nine months ended September 30, 2004 was $43.4 million, an increase of $14.7 million, or 51%, from the nine month period ended September 30, 2003.

Product sales increases in both of the Company's product lines resulted in a 55% increase in product revenue for the nine months ended September 30, 2004. FRAM product revenue for the nine months ended September 30, 2004 increased $9.1 million to $28.4 million, from the nine months ended September 30, 2003. Increased FRAM product revenue is primarily attributable to increases in shipments to non-ENEL customers of approximately $7.4 million. Non-ENEL shipments totaled $15.0 million during the nine months ended September 30, 2004 compared to $7.6 million during the same period in 2003. Shipments into the ENEL utility metering program represented approximately 47% and 60% of total FRAM product revenue for the periods ended September 30, 2004 and 2003, respectively.

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

Product revenue at the Company's Mushkin subsidiary increased approximately $5.6 million to $13.3 million during the nine months ended September 30, 2004, or 73%, compared to the same period in 2003 and is primarily the result of improving economic conditions in the retail and OEM memory products markets Mushkin serves.

                                   Page-22

During the first quarter of 2003, Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margins from this additional revenue was approximately $40,000 during the nine months ended September 30, 2003.

The Company recognized $538,000 and $351,000 in license and development fee revenue during the nine months ended September 30, 2004 and 2003, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $582,000 and $381,000 in the nine month periods ended September 30, 2004 and 2003, respectively. Royalty revenue in 2004 and 2003 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $551,000 and $976,000 during the nine months ended September 30, 2004 and 2003, respectively. The amount of customer-sponsored research and development revenue recognized during a given period is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the nine months ended September 30, 2004 were 59% as compared with 60% for the same period in 2003. Cost of sales associated with the Company's FRAM products decreased during the quarter from 51% in 2003 to approximately 47% in 2004. FRAM cost of sales declined as the Company improved manufacturing yields and achieved volume related cost reductions. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 87% and 83% for the nine month periods ended September 30, 2004 and 2003, respectively. This increase and the corresponding decrease in gross margin percentage is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products and increased competition from other companies in the sector.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the nine month period ended September 30, 2004 decreased $433,000 to $4.8 million, a decrease of 8% as compared with the same period in 2003. The changes in research and development expenses are primarily related to decreased customer-sponsored research and development projects during the first half of 2004 and cost reduction measures adopted in the third quarter of 2003.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses for the nine months ended September 30, 2004 increased $1.5 million to $9.2 million as compared to $7.7 million for the same period in 2003. This change is primarily the result of increases in sales commissions and performance bonus accruals.

                                   Page-23

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

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $13,000 to $329,000 for the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to decreases in interest expense related to principal payments on the convertible debenture issued to Infineon in March 2002.

INTEREST EXPENSE, OTHER. Other interest expense increased $36,000 to $673,000 for the nine months ended September 30, 2004, primarily due to imputed interest charges recorded on amounts due to National Semiconductor Corporation for the settlement of patent interference litigation as discussed in Note 6 of Notes to Consolidated Financial Statements and increased minimum interest charges related to the Company's Wells Fargo credit facility.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The $352,000 operating loss in 2004 of the discontinued operation is primarily the result of a $364,000 impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004. The decrease from the operating loss of $4.9 million in 2003 is due to the reduction in activities at EMS beginning in April 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the nine months ended September 30, 2004 decreased $2.0 million from the same period in 2003. The decrease was due primarily to accounts receivable increases of $2.9 million since the end of 2003. The change in accounts receivable is primarily the result of increasing FRAM and Mushkin revenue.

Accounts payable and accrued liabilities increased approximately $321,000 during the nine months ended September 30, 2004, from $5.0 million at the end of 2003 to $5.3 million at September 30, 2004. Declines in accounts payable of $1.2 million are offset by $1.5 million of increases in accrued liabilities resulting primarily from increases in sales and performance bonus accruals.

                                   Page-24

Deferred revenue decreased approximately $819,000 from December 31, 2003. This change is primarily related to the recognition of license fee revenue from existing licensees and customer-sponsored research and development revenue related primarily to the Texas Instruments program.

Cash provided by investing activities was $419,000 for the nine months ended September 30, 2004, compared to cash used of $3.1 million for the same period in 2003. Capital expenditures were $560,000 in the nine months ended September 30, 2004, compared to $225,000 in the nine month period ended September 30, 2003. During the nine months ended September 30, 2004, $885,000 was generated from the operating activities of the Company's discontinued EMS business segment, primarily from the sale of EMS' intellectual property portfolio. During the nine-month period ended September 30, 2003, $2.6 million of cash was used in the EMS business segment.

During the nine months ended September 30, 2004, net cash used in financing activities was $2.1 million compared to $715,000 in the nine month period ended September 30, 2003. During the nine months ended September 30, 2004, the Company made principal payments of $1.9 million to the Company's debenture holders in accordance with the terms of the covenant Waiver Agreement entered into with holders of the Company's outstanding debentures (See Note 7 of the Notes to Consolidated Financial Statements). Per the terms of the agreement, during the remainder of 2004, the Company is required to make principal payments to the debenture holders totaling $250,000. The Company believes its future cash flows will be sufficient to meet the required payments through the remainder of 2004.

The Company has entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum, minimum interest charges of $120,000 per year and a term of three years ending on March 31, 2006. Security for the credit facility includes the Company's non-European accounts receivable and inventories. The Company expects to use the credit facility for working capital requirements. Borrowing limits are subject to available collateral balances. At September 30, 2004, the amount available under the revolving line of credit was $3.0 million. There were no borrowings on this facility at September 30, 2004. During the nine-month period ended September 30, 2004, the Company borrowed and repaid $750,000 on this agreement.

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

                                   Page-25

The Company had $6.1 million in cash and cash equivalents at September 30, 2004. The Company believes it has sufficient resources to fund its operations through at least September 2005. In view of the Company's expected future working capital requirements in connection with the design, manufacturing and sale of its FRAM products, the Company's projected continuing research and development expenditures and other operating expenditures, the Company may be required to seek additional equity or debt financing. There is no assurance, however, that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in Ramtron. The inability to obtain additional financing when needed would have a material adverse effect on the business, financial condition and operating results and could adversely affect the Company's ability to continue its business operations.

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K. At September 30, 2004, the Company's commitments under these obligations were as follows for the years ended December 31 (in thousands):

                 Operating        NEBF              Debt
                   Leases    Consulting Fee(1)   Agreements      Total
                 ---------   -----------------   -----------   ---------

     2004          $ 78           $ 35             $  280        $  393
     2005           313             80                370           763
     2006           187             80                280           547
     2007            52             80              4,660         4,792
     2008            56             80                250           386
     After 2008      --             80              1,250         1,330
                  ------         ------            ------        ------
     Total         $686           $435             $7,090        $8,211
                  ======         ======            ======        ======
-----------
(1) These consulting fees are required to be paid to the National Electrical Benefit Fund (NEBF) as long as NEBF owns at least 5% of the outstanding shares of the Company.

OUTLOOK

The Company expects that its revenue growth rates will continue to be variable in the foreseeable future until the Company's products gain wider market acceptance, the Company reduces its dependence on certain key customers for product revenue, new products are developed, and the Company's products can be manufactured in increased volumes and in a more cost-effective manner.

The Company is continuing its efforts to improve and increase commercial production and sales of its FRAM and DRAM module products, decrease the cost of producing such products and develop and commercialize new FRAM and DRAM module products.

                                   Page-26

There can be no assurance that all of the Company's foundry and alliance partners will be able to achieve commercial production of the products currently in development. If such commercial production is not achieved or is not achieved in a timely manner, the Company's results of operations could be materially adversely affected.

On June 30, 2003, the Company failed to meet the minimum EBITDA required under its debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003. The Company and the debenture holders entered into an agreement to waive the covenant violation. To fulfill the Company's Waiver Agreement obligations, it will make a final quarterly principal payment of $250,000 on December 31, 2004. If the Company fails to make the required final principal payment, the debenture holders may elect to convert the missed payment amount to common stock at a conversion price equal to 90% of the daily volume weighted moving average for each of the 60-trading days following the notice of failure to pay or can require all the amounts then outstanding be paid. The debenture holders may elect to waive any quarterly redemption and during the quarters ended June 30, 2004 and September 30, 2004, one of the debenture holders elected to waive its right to receive its quarterly payment of $125,000. As of September 30, 2004, the Company was in compliance with all covenants of the debentures. The Company believes it will be able to meet the EBITDA covenant requirements from September 1, 2004 through at least September 30, 2005 and as such, has classified the amounts due after September 30, 2005 as long-term as of September 30, 2004. The Company believes its future cash flows will be sufficient to meet the required payments during 2004.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with "Part I, Item 1. Financial Statements," "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" included in the Report on Form 10-Q. This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report on Form 10-Q include, without limitation:

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

                                   Page-27

  -  The statements under the heading "Part I, Item 1. Financial Statements
     - Note 7" concerning (1) the Company's belief that it will be able to meet its debt covenant requirements through at least September 30, 2005, which statements are subject to including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, Ramtron's foundry partner's timely ability to successfully manufacture products for Ramtron, Ramtron's foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

  - The statements under the heading "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations" regarding the Company's expected (1) revenue from the ENEL metering program and the significance of such revenue to the Company's overall financial performance, revenues and gross margin levels;
     (2) sufficiency of cash resources and future cash flows to meet the remaining 2004 principal payment on the debentures; (3) use of the Company's credit facility for working capital requirements; (4) source of Operating cash flows from its FRAM and Mushkin product lines; (5) ability to meet the EBITDA covenant requirements related to its outstanding debentures; (6) sufficiency of cash resources to fund the Company's operations through at least September 30, 2005, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, Ramtron's foundry partner's timely ability to successfully manufacture products for Ramtron, Ramtron's foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes; and

                                   Page-28

  - The statements under the heading "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's belief that near-term changes in interest rates, currency exchange rate fluctuations, inflation and other price pressures will not have a material effect on future earnings, fair values or cash flows of the Company, are subject to the risk, among other risks, that we have inaccurately assessed the degree of expected change in interest rates, currency exchange rates, inflation and price pressures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and there can be no assurance that we will be able to sustain recent profitability in the future.

We incurred net losses during 2003 of $9.5 million, $1.9 million in 2002 and $33.0 million in 2001. As of September 30, 2004, we had an accumulated deficit of $220.8 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. Our ability to increase revenue or sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

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

                                   Page-29

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

Our success depends on the market acceptance of our FRAM and DRAM module products and the time required to achieve market acceptance. If one or more of our products fails to achieve market acceptance or if market acceptance is delayed, our revenues may not increase and our cash flow and financial condition could be harmed. We must design products that successfully address customer requirements if our products are to be widely accepted by the market. Potential customers will be reluctant to integrate our products into their systems unless our products are reliable, available at competitive prices, available within a reasonable period of time from order receipt and address our customers' current systems requirements.

Because our customer base for FRAM products is highly concentrated, the loss of our primary FRAM customer or any decrease or delay in purchases from this customer could significantly reduce our revenues.

In 2003, 2002 and 2001, approximately 60%, 74% and 47%, respectively, of our FRAM product sales were generated from one customer, ENEL. FRAM product sales to ENEL represented approximately 47% of our total FRAM product sales through September 30, 2004. Any substantial reduction or cancellation of business from this customer or any significant decrease in the prices of FRAM products sold to it could significantly reduce our revenue, which would also harm our cash flow, operating results and financial condition.

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

                                   Page-30

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

                                   Page-31

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and competitive position depends in part upon our ability to obtain and maintain proprietary technology used in our products. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third-party nondisclosure and assignment agreements. We cannot be assured that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

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

                                   Page-32

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

                                   Page-33

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

                                   Page-34

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

                                   Page-35

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

Some of our major contract manufacturers' facilities are located near major earthquake zones. If a major earthquake or other natural disaster occurs, which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred near Fujitsu's manufacturing facility in Iwate, Japan in May 2003, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the manufacture and sale of our FRAM and DRAM module products, our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

                                   Page-36

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent auditors. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent auditors is new and we may encounter problems or delays in completing the implementation of any requested improvements or remediations and receiving an attestation of our assessment by our independent auditors. We can provide no assurance as to our, or our independent auditors, conclusions at December 31, 2004, with respect to the effectiveness of our internal controls over financial reporting. The existence of the above factors creates a risk that we, or our independent auditors will not be able to conclude at December 31, 2004, that our internal controls over financial reporting are effective as required by the Sarbanes-Oxley Act. If we cannot assess our internal control over financial reporting as effective, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, investors could lose confidence in our reported financial information and the trading price of our stock could drop.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at September 30, 2004 would have less than a $100,000 effect on the Company's earnings or cash flows.

                                   Page-37

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the direction of Ramtron's Chief Executive Officer and Chief Financial Officer, Ramtron evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that
(i) Ramtron's disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                   Page-38

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to assess as of the end of each fiscal year the effectiveness of its internal control over financial reporting, and its independent auditors must attest to such assessment. Ramtron must comply with these requirements for the first time in connection with the preparation of its financial statements for the year ending December 31, 2004. The Company is engaged in a comprehensive effort to comply with Section 404. The Company cannot provide any assurance that its documentation will be completed in a timely manner, and that it will be able to provide an acceptable attestation report regarding the effectiveness of its internal control over financial reporting. If Ramtron is unable to complete the required procedures within the time specified by Section 404, we may be unable to file our Annual Report on Form 10-K by the required deadline. In addition, if upon implementation, Ramtron's internal control over financial reporting is deemed to not be effective, investor confidence and share value may be negatively affected.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information required by this item is incorporated by reference from the information contained under the caption "Part II, Item 1, Legal Proceedings" in the Company's Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission.

ITEMS 2 - 5 - NONE

ITEM 6 - EXHIBITS

(a)  Exhibits:

         10.1 Offer Letter between the Registrant and Eric A. Balzer, dated October 28, 2004.

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.

                                   Page-39

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 15, 2004                       /S/ Eric A. Balzer
                                        -------------------------
                                        Eric A. Balzer
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                   Page-40