Form 10-K
period 2004-12-31
RAMTRON INTERNATIONAL CORP
filed 2005-03-16
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

                                   Page-1

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  / X /  No  /   /

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $101,459,667 based on the closing price of our common stock as reported on The Nasdaq Stock Market.

As of March 9, 2005, 22,420,126 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . .    4
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . .   19
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   20
     Item 4.   Submission of Matters to a Vote of Security Holders . .   21

PART II
     Item 5.   Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities . . . . .. . . . . . . . . . . . . . . . . .   21
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .   22
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation  . . . . . . . . . .   23
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .   46
     Item 8.   Financial Statements and Supplementary Data . . . . . .   47
     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .   50
     Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . .   50
     Item 9B.  Other Information . . . . . . . . . . . . . . . . . . .   51

PART III
     Item 10.  Directors and Executive Officers of the Registrant  . .   52
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .   56
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . .   59
     Item 13.  Certain Relationships and Related Transactions  . . . .   62
     Item 14.  Principal Accountant Fees and Services  . . . . . . . .   62

PART IV
     Item 15.  Exhibits and Financial Statement Schedules. . . . . . .   63

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

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors that May Affect Future Results" and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our Reports on Forms 10-Q, 10-K, and in our Annual Reports to Shareholders.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Unless otherwise indicated by the context, we use the terms "Ramtron," "Company," "we," "us," and "our," on the basis of consolidation described in "Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements."

Item 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ramtron International Corporation (Ramtron or the Company) is a Delaware corporation and was founded in 1984. Ramtron is a fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated products used by our customers for a wide range of applications. We provide non-volatile ferroelectric random access memory
(FRAM) devices and high-performance dynamic random access memory (DRAM) modules. 2004 was a pivotal year for the transformation of Ramtron from a technology- and product-driven company to a market-driven company. In 2003, we initiated this transformation by executing a fundamental shift in our product development and marketing strategy, realigning our core business units around this strategy, and instituting operational measures to control costs and expenses to achieve profitable revenue growth. As a result, we recorded net income for 2004.

                                   Page-4

Our FRAM product portfolio includes serial and parallel non-volatile memories and mixed-signal and integrated FRAM devices, which are developed and marketed by us. Sales to ENEL Distribuzione SpA (ENEL), a leading Italian utility company, represented approximately, 46%, 60% and 74% of our FRAM product revenue during 2004, 2003 and 2002, respectively. Our "core FRAM" business, which excludes sales to ENEL, grew 86% in 2004. The increased sales are a result of continued expansion of the FRAM customer base, deeper penetration of existing customers, and our expanding FRAM product portfolio. All geographic territories registered significant year-over-year growth. Gross margin on FRAM products increased 3% points year over year due to product shrinks and other routine cost-reduction activities. FRAM product sales have continued to contribute an increased dollar amount of gross margin for us on a year-over-year basis. FRAM product gross margin contributions were $20.1 million in 2004 and $13.8 million in 2003. We began selling our first FRAM-based Processor Companion products in 2004; these products contributed more than $560,000, or about 4.4%, of the 2004 core FRAM revenue within a year of their introduction. Revenue from new products, that is products introduced in 2003 and later, contributed approximately 7% of our core FRAM revenue.

Our DRAM products are developed and marketed by our wholly owned subsidiary, Mushkin Inc. (Mushkin). Mushkin acquires its DRAM modules through assembly and test subcontractors with components supplied by leading DRAM suppliers worldwide and sells them through retail, e-commerce and direct sales channels. These products are deployed principally in original equipment manufacturer (OEM) and end-user personal computer systems.

We discontinued the operations of our other DRAM subsidiary, Enhanced Memory Systems, Inc. (EMS), in the first quarter of 2004 and realigned our business units accordingly. Subsequently, during 2004, we sold substantially all of the remaining assets of EMS, including the sale of EMS' patent portfolio on April 20, 2004. Proceeds from the sale were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value of $1.5 million at March 31, 2004 of $364,000, there was no gain or loss recorded on the finalization of the sale.

On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle our long standing patent interference dispute, which began in 1991. We believe that with the assignments and cross-license arrangements for this intellectual property, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. See "Item 3. Legal Proceedings," below for further details.

FINANCIAL INFORMATION BY SEGMENT

See "Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements" for certain financial information concerning each of our operating segments.

                                   Page-5

OVERVIEW OF BUSINESS SEGMENTS

Our continuing operations are conducted through two business segments, our FRAM business and our DRAM business. Our FRAM business is our primary business segment that develops, manufactures and sells ferroelectric nonvolatile random access memory products and licenses the technology related to such products (FRAM Segment). Our secondary business segment is our wholly owned subsidiary, Mushkin Inc., that distributes high-speed DRAM module products in the aftermarket through both direct, retail, and e-commerce sales channels (DRAM Segment).

FRAM SEGMENT

Our FRAM Segment uses its FRAM technology to integrate ferroelectric materials with standard semiconductor chip design and fabrication techniques to provide nonvolatile memory and mixed-signal and integrated FRAM devices with unique performance characteristics. FRAM devices are used in a wide variety of applications in the metering, computing and information systems, automotive, communications, consumer and industrial, scientific and medical markets.

As a fabless semiconductor manufacturer, our FRAM Segment avoids the large capital expenditures required to develop and fabricate our FRAM products by entering into strategic relationships with established semiconductor companies. Our technology and license agreements entitle Ramtron to royalties and/or development support and manufacturing capacity for our FRAM technology and products. Our current licensees include Fujitsu, Ltd. (Fujitsu), Toshiba Corporation (Toshiba), Samsung Electronics Company, Ltd. (Samsung), Infineon Technologies AG (Infineon), NEC Corporation (NEC) and Texas Instruments, Inc. (Texas Instruments).

Our FRAM Segment's primary revenue source is sales of our FRAM products for high-performance applications in target markets. Our FRAM Segment markets our products through electronics distributors and more than 60 manufacturers' representatives worldwide, focused on the major markets of the Americas, Europe, Japan, and Asia. Our FRAM Segment maintains regional sales and marketing managers in the United States, Europe, Japan, Hong Kong, South Korea, and China.

In July 2000, our FRAM Segment entered into a 5-year volume purchase agreement with Ampy Automation Digilog, Ltd. for the primary purpose of supplying approximately 27 million FRAM devices into a utility meter product Ampy designed and developed for ENEL. Initial deliveries into this program began in 2001 and are expected to continue through 2005. This program represented approximately 46%, 60%, and 74% of FRAM product sales during 2004, 2003 and 2002, respectively. While there are no order quantity or schedule guarantees our FRAM Segment believes, based on volume projections from ENEL, it will supply approximately 3.3 to 4 million units into the ENEL metering program through 2005.

                                   Page-6

Additional revenue sources include customer-funded research and development programs for FRAM technology with major semiconductor manufacturers and licensing of our FRAM Segment's intellectual property to such manufacturers. Customer-funded research and development program fees are primarily generated through ferroelectric technology support programs with major semiconductor manufacturers. Fees are derived from the licensing of our FRAM Segment's intellectual property to large semiconductor manufacturers. Royalties result from the sales of FRAM products by those licensees.

FRAM SEGMENT PRODUCTS

General Background

The memory market is divided into two classes of products, volatile and nonvolatile. Nonvolatile memory refers to the ability of an integrated circuit memory device to retain data without power, while volatile memory loses its data in the absence of power. There are multiple variations of products within each class. Our FRAM Segment conducts business in the nonvolatile memory market.

The most common nonvolatile memory technologies are Flash memory, Electrically Erasable Programmable Read Only Memory (EEPROM), and Erasable Programmable Read Only Memory (EPROM) These technologies evolved from read-only memory (ROM), and such devices allow only a million or less write-cycles before wearing out because of the high stress condition caused by write-cycles. Also, relative to volatile random access memories (RAM), these nonvolatile memory technologies use a high amount of power to write data and have much longer write times. FRAM technology produces a nonvolatile memory product with many of the favorable attributes of RAM such as fast write, long endurance and low power.

The ferroelectric mechanism is completely different than the floating gate technology used by other nonvolatile memories. A FRAM memory cell is built using a standard complementary metal oxide semiconductor (CMOS) process with an additional layer of ferroelectric material, in crystal form, between two electrode plates to form a capacitor. This capacitor construction is very similar to that of a DRAM capacitor. However, rather than storing data as charge on a capacitor like volatile memory products, a ferroelectric memory stores data within a crystalline structure. These crystals maintain two stable states which may be sensed as a "1" or a "0" by the integrated circuit. Due to its basic RAM design, the circuit reads and writes simply, easily and quickly. However, unlike volatile memories, the data state is stable with or without power.

                                   Page-7

Semiconductor products are typically classified as digital, analog, or mixed signal. Digital semiconductor products, such as memory or microprocessors, are integrated circuits that process information that is represented in binary code as a "0" or "1." Analog semiconductor products are integrated circuits that sense, regulate, control and manage continuously varying voltage and current levels in a system. Mixed-signal semiconductor products incorporate both analog and digital circuit functions into a single integrated circuit. Our FRAM Segment's mixed-signal and integrated FRAM devices integrate features such as a real-time clock, system supervisor, event counter and other commonly needed peripherals with the digital circuits of our standard FRAM memory.

Products

Our FRAM Segment participates in two primary semiconductor markets. These are the memory market and the mixed-signal and integrated devices market. Certain products overlap markets by containing both memory and mixed-signal features. During 2004, 2003 and 2002, our FRAM Segment had FRAM product sales of $37.2 million, $26.6 million and $22.2 million, respectively.

FRAM serial and parallel interface memory products are offered in 4-kilobit, 16-kilobit, 64-kilobit 256-kilobit and 1-megabit densities with selected industry standard interfaces and industry-standard package types. Our serial FRAM products may compete with EEPROM serial memories with identical pin configurations. As a result of FRAM feature advantages, our FRAM Segment's products are able to command a price premium over EEPROM products in selected applications.

FRAM parallel interface products compete with battery-backed static RAM
(SRAM) products, or BBSRAM. SRAMs are fundamentally a volatile device and do not retain data in the absence of power. A backup battery is commonly used to retain the stored data. FRAM parallel products offer a comparable feature set and data retention without the requirement of a battery. Current FRAM parallel products include 64-kilobit, 256-kilobit and 1-megabit devices with industry standard interfaces and package types.

In 2003, our FRAM Segment introduced mixed-signal and integrated FRAM devices with a variety of analog and mixed-signal functions combined with a FRAM memory device on a single chip. FRAM memory of up to 256-kilobits is included in these devices. These products, as well as products that we expect to introduce in the future, include functions that are commonly combined with nonvolatile memory at the system level, or functions that can be improved by integration with FRAM technology. Mixed-signal and integrated FRAM devices are expected to increase our FRAM Segment's share of the various semiconductor devices that comprise electronic systems or products by integrating functions which currently require the customer to use multiple devices. Analog and mixed-signal functions that our FRAM Segment has integrated with its FRAM memories include data collection with a time stamp, system reset requirements, notification of impending power failure, event logging and configuration data storage. These new integrated products can provide greatly simplified system development, reduced printed circuit board space, improved reliability and an overall cost savings to the customer.

                                   Page-8

FRAM SEGMENT MARKETS

Our FRAM Segment targets six primary markets: metering, automotive, computing and information systems, consumer, communications and ISM (industrial scientific and medical). These markets are large and diverse. Our FRAM Segment has identified target applications in each market segment, some of which are shown in the table below. They include established applications that can benefit from our FRAM Segment's technology and this benefit provides an opportunity for our FRAM Segment to engage customers in close relationships. Our FRAM Segment believes that an application and market focus, rather than a commodity memory focus, is key to expanding the served opportunity, improving product margins, and developing more integrated and competitive products in the future.

             FRAM Segment Markets and Selected Applications
     -----------------------------------------------------------------
     Meters                          Computing and Information Systems
     ------                          ---------------------------------
     Electric, Gas, Water            RAID systems
     Automated Meter Reading         Keyboard, video, mouse switches
     Taxi                            Servers
     Flow                            Network attached storage
     Postage                         Storage area networks
                                     Printers and copiers
                                     Electronic shelf labels

     Communications                  Automotive
     --------------                  ----------
     Short message system phones     Restraint systems
     Cell base stations              Smart airbag systems
     DSL line cards                  Body controls
     Portable GPS                    Car radio/DVD/Navigation systems
                                     Instrumentation clusters

     Consumer                        Industrial, Scientific and Medical
     --------                        ----------------------------------
     Plasma TV                       Medical instruments
     LCD TV                          Test equipment
     Set top box                     Motor controls
     Home automation                 RF/ID data logging

FRAM SEGMENT MANUFACTURING

Our FRAM Segment is a fabless semiconductor manufacturer that designs and develops new products internally for production by third-party manufacturers. We completed our transition to fabless manufacturing in 1999. Our FRAM Segment's agreements with third-party manufacturers are intended to enable our FRAM Segment to avoid the large capital expenditures that would otherwise be required to manufacture FRAM products in commercial volumes.

                                   Page-9

Under the fabless business strategy, our FRAM Segment is dependent on other manufacturers for the manufacture of FRAM products. Although our FRAM Segment has entered into license agreements with Fujitsu, Rohm, Toshiba, Infineon and Texas Instruments that provide for the development and/or manufacture of FRAM products, Fujitsu is currently the sole supplier of FRAM products to our FRAM Segment. Our FRAM Segment has also entered into licensing agreements with Samsung and NEC for our FRAM Segment's ferroelectric technology, but these agreements do not include manufacturing services.

The manufacturing costs of FRAM products are presently higher than competing EEPROM and BBSRAM products when compared on a cost per bit of memory. Therefore, our FRAM Segment focuses its product development, marketing and sales effort on those applications where the advantages of the FRAM features outweigh the cost premium or where, as in the case of our FRAM Segment's mixed-signal and integrated FRAM devices, it can offer a cost effective system solution by replacing multiple chips with a single chip solution.

Our FRAM Segment continues to work to reduce manufacturing costs. The purpose of moving from a FRAM memory cell architecture of two transistors and two capacitors (2T/2C) to a 1T/1C architecture was to reduce the size of the memory cell by roughly 50%, increasing the total number of available die per wafer and lowering overall manufacturing cost. Another step in our FRAM Segment's cost reduction efforts was completed in 2003 with the introduction of a 0.35 micron manufacturing process at our FRAM Segment's foundry partner, Fujitsu. Using the 0.35 micron manufacturing process resulted in approximately 50% more die per wafer as compared to the 0.5 micron manufacturing process. A majority of our FRAM Segment's new products are expected to be developed using the 0.35 micron manufacturing process. Legacy products are expected to continue to be fabricated on the 0.5 micron manufacturing process and will be evaluated on a case by case basis for migration to the 0.35 micron process.

Our FRAM Segment has not yet negotiated foundry supply agreements with Toshiba, Infineon or Texas Instruments, but such companies are contractually bound to enter into such agreements upon fulfillment of certain conditions, primarily, the achievement of commercial manufacturing capabilities. There is no assurance, however, that our FRAM Segment's licensees will achieve commercial manufacturing capability in a timeframe sufficient to meet our FRAM Segment's capacity requirements, or at all. Our FRAM Segment has a manufacturing agreement with Rohm that is not currently active. Fujitsu is required to notify our FRAM Segment at least two years in advance of any change in its ability, or intention, to continue manufacturing our FRAM Segment's FRAM products. Any changes in Fujitsu's ability to manufacture the FRAM Segment's FRAM product wafers could have a material adverse effect on our FRAM Segment's and the Company's business. Our FRAM Segment is currently evaluating alternative sources of wafer supply in order to minimize this risk.

                                   Page-10

As is customary in the semiconductor industry, our FRAM Segment subcontracts with foreign companies to assemble and test finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by our FRAM Segment or the third-party manufacturers and are implemented under the supervision of our FRAM Segment's product engineers or such third-party manufacturers. While such subcontracted functions offer significant economic benefits, they also introduce certain risks. For example, our FRAM Segment may receive lower priority from such subcontractors as compared to larger firms as a result of our FRAM Segment's smaller volume of production. We believe that our relationships with these subcontractors are sound, and we actively manage these operations through quality audits, management visits and routine exchange of information to minimize adverse impacts on our FRAM Segment's business.

FRAM SEGMENT PATENTS AND PROPRIETARY RIGHTS

Our FRAM Segment holds 107 unexpired United States patents covering certain aspects of its products and technology. Such patents will expire at various times between May 2005 and February 2022. Our FRAM Segment has applied for 13 additional United States patents covering certain aspects of its products and technology. Our FRAM Segment has also taken steps to apply for foreign patents on its products and technology. Our FRAM Segment holds 12 unexpired foreign patents and has 12 foreign patent applications pending. A number of the pending United States patents will, upon issuance, be jointly owned by our FRAM Segment and Fujitsu.

In addition to prosecuting patent infringement, our FRAM Segment protects its proprietary technology through a trade secret program that involves restricting access to confidential documents and information and obtaining written confidentiality agreements with all vendors, visitors and technical employees.

Our FRAM Segment believes its inventions are of fundamental importance to its business. Patents and trade secrets that we own provide a defense against competitors introducing infringing products that will compete with our FRAM Segment's FRAM products and the royalty-bearing products of our FRAM Segment's licensees. Although our FRAM Segment intends to enforce its patents and trade secrets vigorously and aggressively, there can be no assurance that such protection will be available or be enforceable in any particular instance or that our FRAM Segment will have the financial resources necessary to adequately enforce its patent and trade secret rights. The unavailability or unenforceability of such protection or the inability to enforce adequately such rights could have a material adverse affect our FRAM Segment's and the Company's business and operating results.

                                   Page-11

Our FRAM Segment's strategic alliance partners, have access to our FRAM Segment's proprietary FRAM technology and know-how and have the right to manufacture and sell ferroelectric products. Our FRAM Segment does not license from third parties any material rights relating to ferroelectric technology and does not believe its technology infringes any known patents. Our FRAM Segment has, however, entered into a cross-license agreement with Symetrix Corporation for the possible use by our FRAM Segment, and certain of its licensees through available sublicense rights, for ferroelectric technology that may have been developed by Symetrix. Our FRAM Segment is aware, because others have obtained patents covering numerous semiconductor designs or processes, that our FRAM Segment operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of our FRAM Segment's present or future products may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, our FRAM Segment may be exposed to liability for damages and may need to obtain licenses relating to third-party technology incorporated into our FRAM Segment's products.

FRAM SEGMENT SEASONAL NATURE OF BUSINESS

Our FRAM segment does not consider its operations to be seasonal.

SEGMENT CUSTOMERS AND SALES

Segment Product Revenue ($ thousands)

                                2004        2003        2002
                              -------     -------     -------
       FRAM Segment           $37,231     $26,593     $22,224
       DRAM Segment            18,334      11,446      16,313
                              -------     -------     -------
       Total                  $55,565     $38,039     $38,537
                              =======     =======     =======

FRAM SEGMENT CUSTOMERS AND SALES

FRAM Segment Customers. Sales to ENEL, a leading Italian utility company, represented 46%, 60% and 74% of FRAM product revenue during 2004, 2003 and 2002, respectively, and is the only FRAM customer that represented greater than 10% of total FRAM revenue.

Our FRAM Segment grew its core FRAM business 86% in 2004.  Our FRAM
Segment began selling its first FRAM-based Processor Companion products, which contributed more than $560,000, or about 4.4%, of the 2004 core FRAM revenue within a year of their introduction. Gross margin on our FRAM products increased 3% points year over year due to product shrinks and other routine cost-reduction activities. Revenue from new products, that is products introduced in 2003 and later, contributed approximately 7% of core FRAM revenue.

                                   Page-12

FRAM Segment Product Revenue ($ thousands)

                                2004        2003        2002
                              -------     -------     -------
       ENEL                   $17,214     $15,857     $16,409
       Core FRAM               20,017      10,736       5,815
                              -------     -------     -------
       Total                  $37,231     $26,593     $22,224
                              =======     =======     =======

As is typical in the semiconductor industry, FRAM products can require lengthy "design-in" cycles for customer applications, as well as extensive application engineering support. Our FRAM Segment's internal application experts are a vital element in our marketing and sales efforts. Our FRAM Segment expects to continue to expand its product portfolio by introducing new serial, parallel, analog and mixed-signal integrated FRAM products, by reducing FRAM product manufacturing costs, by expanding our manufacturing capacity with strategic partners, and by further penetrating our existing markets.

Our FRAM Segment's export sales as a percentage of total sales were 88%, 93%, and 72% for the years 2004, 2003 and 2002, respectively. Export sales in 2004 declined as a percentage over 2003 due to faster growth in the United States than in other markets. The decline was offset by an increase in ENEL shipments and by an increase in the FRAM Segment's Canadian distributor sales, which is classified as export though a significant portion of that distributor's customers are in the U.S. Export sales for 2003 increased as a percentage over 2002 due to the reduction in license payments.

FRAM Segment Sales Channels. Our FRAM Segment markets its products through manufacturer representatives and electronics distributors who are supported by our FRAM Segment's sales managers with regional responsibility. Such marketing activity is conducted in major markets around the world. Customers are distributed regionally, in size, and in end-use industry. Our FRAM Segment anticipates using existing channels for the future sales and distribution of products.

Our FRAM Segment maintains full-time sales and marketing personnel in the United States, Japan, Europe, Hong Kong, South Korea, and China. Our FRAM Segment has distribution and/or representation relationships with more than 60 companies worldwide, including North America, Europe, Japan and Asia.

FRAM SEGMENT BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Delivery dates are adjusted at customers' request. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, we do not believe that our backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

                                   Page-13

FRAM SEGMENT COMPETITION

The semiconductor memory industry is intensely competitive. All of the FRAM Segment's FRAM products experience intense competition from numerous domestic and foreign companies. Our FRAM Segment may be at a disadvantage in competing with many of these competitors who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flow during downturns in the semiconductor industry.

Our FRAM Segment considers its FRAM products to be competitive with existing nonvolatile memory products such as EEPROM and BBSRAM products in low-density applications. Although nonvolatile Flash memory products are important in the high-density, nonvolatile memory product market, our FRAM Segment's products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V. and by specialized product companies, like Atmel Corporation, Intersil Corp. and Integrated Silicon Solution Inc.

Our FRAM Segment can use the unique performance characteristics of FRAM technology as a competitive factor. This has varying degrees of importance to customers and their applications. Currently, our FRAM Segment's FRAM manufacturing costs are higher than those for conventional competing technologies resulting in a price premium for FRAM products that, for example, may compete directly with EEPROM products. Therefore, our FRAM Segment is executing a strategy of targeting applications where FRAM products offer additional operating and feature advantages to offset higher product prices. One result of this strategy is a smaller market than the total commodity market in which FRAM products can be sold. However, it can also result in higher margins. Our FRAM Segment will continue to emphasize FRAM product benefits while our FRAM Segment and its manufacturing partners work to reduce the cost of production.

Our FRAM Segment also faces competition from industry standard products available from multiple sources, where the basis for competition is price, availability, customer relationships, quality and customer service. Our FRAM Segment faces intense competition based on these factors.

Our FRAM Segment's licensees may market products that compete with our FRAM Segment's FRAM products. Most of our FRAM Segment's licensees have the right to manufacture and sell FRAM for their own account. For example, as part of the agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC and Texas Instruments, our FRAM Segment granted each of those companies a non-exclusive license to FRAM technology, which includes the right to manufacture and sell products using FRAM technology. Most of these license agreements provide for the continuation of the license rights to our FRAM Segment's technology and know-how after expiration or termination of the agreements.

                                   Page-14

FRAM SEGMENT RESEARCH AND DEVELOPMENT

Our FRAM Segment uses its technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of its customer base. Our FRAM Segment intends to continue to leverage and expand its technological and engineering expertise to develop new proprietary technologies and to expand its product offerings to our targeted markets.

Our FRAM Segment will continue to make additional investments in research and development of additional FRAM technologies and products. Current research and development activities are focused on expanding our FRAM Segment's product offerings and an additional foundry line to meet the future needs of our FRAM Segment.

Our FRAM Segment seeks to maintain its leadership role in FRAM technology development by working in cooperation with the world's leading semiconductor manufacturers to further the development of our FRAM Segment's proprietary FRAM technology. Our FRAM Segment maintains relationships with its FRAM partners that serve our strategic interest by providing funded technology development support. Currently, Texas Instruments is compensating our FRAM Segment to provide support of process and product technology development. Our FRAM Segment and Texas Instruments are working under a joint development agreement to demonstrate low-voltage, embedded FRAM technology at technology process nodes of 0.13 micron and below. Under this agreement, our FRAM Segment receives license and development fees for a license to our FRAM Segment's FRAM technology and technical development services.

Approximately 34 of our FRAM Segment's employees are engaged in research and development. In addition, manufacturing personnel are involved in research and development through efforts to increase the manufacturing yields of its products. Our FRAM Segment invested approximately $6.4 million in 2004, $6.4 million in 2003 and $6.6 million in 2002, in new product and technology development. Included in such research and development expenses is customer-sponsored research and development expenditures of approximately $0.8 million in 2004, $1.0 million in 2003 and $0.4 million in 2002.

FRAM SEGMENT ENVIRONMENTAL COMPLIANCE

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in our FRAM Segment's prototype manufacturing and research and development processes. Our FRAM Segment believes that it has taken all necessary steps to ensure that its activities comply with all applicable environmental rules and regulations. Our FRAM Segment is not party to any known violation of environmental controls. A future failure by our FRAM Segment to comply with such environmental rules and regulations regarding the discharge of hazardous substances could subject it to substantial liabilities or could adversely affect its limited manufacturing operations. Our FRAM Segment believes that the risk of a future failure or violation are remote due to the nature of its current operations.

                                   Page-15

FRAM SEGMENT EMPLOYEES

Our FRAM Segment has 81 employees, including 34 in research and development, 16 in manufacturing, 17 in marketing and sales, and 14 in administration. None of our FRAM Segment's employees are represented by a collective bargaining agreement, nor has our FRAM Segment ever experienced any work stoppage. None of our FRAM Segment's non-executive employees currently have employment contracts or post-employment non-competition agreements with our FRAM Segment. Our FRAM Segment believes that its employee relations are good.

DRAM SEGMENT

Our DRAM Segment is a supplier of high-performance DRAM memory modules and other storage products for speed-intensive PC applications, such as gaming and video processing. Our DRAM memory module products are fabricated using components secured from many of the world's leading DRAM suppliers, such as Samsung and Infineon. Our DRAM Segment sells its products through direct and retail channels to small personal computer system manufacturers and end-users of personal computer systems interested in after-market system upgrades.

DRAM SEGMENT PRODUCTS

General Background

DRAM and SRAM are the two fundamental integrated circuit product categories in the volatile memory market. A microprocessor uses random access memory to hold temporary instructions and data needed to complete tasks. This enables a system's microprocessor to quickly access instructions and data stored in memory. DRAMs are the most widely used memory device in computing and information system applications today because of their low cost per memory bit, large storage capacity, and unlimited random access read/write capability.

DRAM memory devices are attached to a specifically designed circuit board that together comprise the module product. A "dual inline memory module
(DIMM)" refers to the pins on the module that allows the module to plug into another the circuit board.

Products

Our DRAM Segment's product line serves the main memory market. While the majority of the main memory market is satisfied with the performance of current standard memory products, a growing segment of the market demands higher performance memory solutions. This segment is comprised of both computer system manufacturers and end users. The high-end DRAM products are positioned to provide performance advantages over standard solutions at increased cost. Examples of applications that use DRAM memory modules are desktop and laptop computers, servers, desktop computers optimized for gaming, video processing, and other demanding applications.

                                   Page-16

DRAM SEGMENT MARKETS

Our DRAM Segment sells its products through direct, internet and retail channels to small personal computer system manufacturers and end users of personal computer systems interested in after-market system upgrades. During 2004, 2003 and 2002, our DRAM Segment sold product totaling $18.3 million, $11.4 million and $16.3 million, respectively.

DRAM SEGMENT MANUFACTURING

Our DRAM Segment secures high performance memory modules either through turn-key relationships with primary DRAM suppliers or by purchasing high performance components directly and assembling modules at third party facilities. All modules use components specified by our DRAM Segment to meet performance requirements that exceed industry standards. Our DRAM Segment believes that the raw materials and packaging required for manufacturing its products by third parties is readily available from multiple sources to such third parties.

DRAM SEGMENT PATENTS AND PROPRIETARY RIGHTS

None

DRAM SEGMENT SEASONAL NATURE OF BUSINESS

Our DRAM Segment does not consider its operations to be seasonal.

DRAM SEGMENT CUSTOMERS AND SALES

DRAM Segment Customers. Fry's Electronics (Fry's), a computer and electronics retailer, represented approximately 31% and 50% of total DRAM Segment sales revenue for 2004 and 2003, respectively. ABS Computer Technologies (ABS), a system-building and internet retailer of computer products, represented approximately 37% and 10% of total DRAM Segment sales revenue for 2004 and 2003, respectively. These were the only two DRAM Segment customers that represented greater than 10% of total DRAM Segment revenue. During 2004, approximately 95% of DRAM Segment sales were through direct and retail sales channels, while 5% were sold through e-commerce channels.

DRAM Segment Product Revenue ($ thousands)

                                2004        2003        2002
                              -------     -------     -------
       Fry's                  $ 5,653     $ 5,751     $ 6,714
       ABS                      6,771       1,136       1,013
       Other                    5,910       4,559       8,586
                              -------     -------     -------
       Total                  $18,334     $11,446     $16,313
                              =======     =======     =======

                                   Page-17

Our DRAM Segment's export sales as a percentage of total sales were 8%, 9%, and 5% for the years 2004, 2003 and 2002, respectively. Export sales from 2002 to 2004 as a percentage of overall sales has increased modestly due to an increased marketing effort in Europe. Export sales for 2004 grew proportionally to overall sales and thus, is in line with 2003 as a percentage of overall sales.

DRAM Segment Sales Channels. Our DRAM Segment markets its products through three channels in the U.S market: electronic or computer retailers, resellers, and directly to consumers via the internet. Outside the U.S., our DRAM Segment uses resellers and distributors. Retailers and resellers are supported by employed sales personnel and outside sales representatives. Our DRAM Segment anticipates broadening existing channels and adding marketing channels for OEM customers.

Our DRAM Segment maintains full-time sales and marketing personnel in the United States. Our DRAM Segment has relationships with over 50 resellers worldwide, with emphasis in North America and Europe.

DRAM SEGMENT BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Delivery dates are adjusted at customers' request. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, we do not believe that our backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

DRAM SEGMENT COMPETITION

Our DRAM memory industry is intensely competitive. All of our DRAM Segment's DRAM module products experience intense competition from numerous domestic and foreign companies. Our DRAM Segment may be at a disadvantage in competing with many of these competitors who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flow during downturns in our DRAM market. Our DRAM Segment maintains a very cost competitive structure by leveraging strong relationships with major chip and module suppliers. Our DRAM Segment competes mainly in the "high-end" segment of the market where it has established itself as one of the suppliers of high-performance memory modules. In addition, the suppliers of our DRAM Segment's products are also competitors in the DRAM Segment's marketplace.

DRAM SEGMENT RESEARCH AND DEVELOPMENT

Our DRAM Segment operation has limited research and development requirements. Performance screening of chips and modules is the primary function in introducing new products.

                                   Page-18

DRAM SEGMENT ENVIRONMENTAL COMPLIANCE

Our DRAM Segment is not party to any violation of environmental controls. Our DRAM Segment feels that the risk of a future failure or violation are remote due to the nature of its current operations.

DRAM SEGMENT EMPLOYEES

Our DRAM Segment has 13 employees, including 3 in marketing and sales, 7 in operations, and 3 in administration. None of our DRAM Segment's employees are represented by a collective bargaining agreement, nor has our DRAM Segment ever experienced any work stoppage. None of DRAM Segment's employees currently have employment contracts or post-employment non-competition agreements with our DRAM Segment. Our DRAM Segment believes that its employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See "Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements" for certain financial information concerning geographic area information.

                          AVAILABLE INFORMATION

We make available financial information, new releases, news releases and other information on our website at www.ramtron.com. There is a direct link from the website to our Securities and Exchange Commission (SEC) filings via the EDGAR database, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. Such reports are available free of charge as soon as reasonably practicable after we file such reports and amendments with or furnish them to the SEC, by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can obtain such reports directly from the SEC at no charge at the SEC's website (www.sec.gov).

Item 2.   PROPERTIES

We own a building in Colorado Springs, Colorado, which serves as our world headquarters and principal executive offices for our FRAM Segment. The building has a testing facility to support research and development, prototype manufacturing, advanced FRAM materials development and customer quality assurance and failure analysis support for our FRAM Segment. The building is encumbered.

Leased space within the United States is as follows:

     California
     Colorado, Denver

                                   Page-19

Leased space outside the United States is as follows:

     United Kingdom
     Japan

The leased office space in Colorado is occupied by our DRAM Segment. All other leased locations are sales offices of our FRAM Segment.

We believe that our existing facilities are adequate for our needs in the foreseeable future. If additional leased space is required in the future, such leased space is readily available.

Item 3.   LEGAL PROCEEDINGS

PATENT INTERFERENCE PROCEEDING

On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle our long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to our FRAM business in the United States.

Under the terms of the settlement agreement we have abandoned four of the five claims in our existing patent, two of National's patent applications relating to the interference claims have been assigned to us and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may be issued from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, we will pay National $2.5 million in equal annual installments of $250,000 through 2013. We have not recorded an impairment of the existing patents held for the technology in dispute since we believe, as a consequence of the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, we believe the amounts capitalized related to these patents and licenses will be recovered through future cash proceeds.

The fifth remaining count of interference has been sent to a Special Master for a final ruling. We believe our business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference. The disposition of this matter, expected in 2005, is not expected to have a material adverse effect on our business, financial condition or results of operations.

                                   Page-20

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2004 and 2003 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2004
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.59        $2.61
Second Quarter . . . . . . . . . . . . . . . . . .   $5.86        $3.03
Third Quarter  . . . . . . . . . . . . . . . . . .   $4.54        $2.73
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.30        $2.83

2003
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.26        $1.58
Second Quarter . . . . . . . . . . . . . . . . . .   $2.69        $1.75
Third Quarter  . . . . . . . . . . . . . . . . . .   $2.93        $2.00
Fourth Quarter . . . . . . . . . . . . . . . . . .   $2.82        $2.18

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 9, 2005, there were approximately 2,171 record holders of our common stock.

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations.

                                   Page-21

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plan" is reported in Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.

                                        Year Ended December 31,
                               2004      2003      2002      2001      2000
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Revenue                      $57,828   $40,179   $46,343   $18,952   $17,397
Gross margin, product
   sales                      22,464    15,481    11,379     2,674     2,473
Income (loss) from
  continuing operations        3,934    (4,234)    1,643   (24,983)  (12,153)
Loss from discontinued
  operation                     (332)   (5,271)   (3,470)   (8,005)   (2,221)
Net income (loss) applicable
  to common shares             3,602    (9,505)   (1,923)  (33,151)  (14,497)
Income (loss) per share from
  continuing operations:
     - basic                  $ 0.18   $ (0.19)  $  0.07   $ (1.18)  $ (0.74)
     - diluted                $ 0.17   $ (0.19)  $  0.07   $ (1.18)  $ (0.74)
Net income (loss) per
  share - basic               $ 0.16   $ (0.43)  $ (0.09)  $ (1.57)  $ (0.88)
Net income (loss) per
  share - diluted             $ 0.15   $ (0.43)  $ (0.08)  $ (1.57)  $ (0.88)
Working capital               12,858     8,727    11,961     6,327     7,643
Total assets                  33,653    29,645    40,942    30,038    30,214
Total long-term debt           4,914     2,669     5,728        --     6,314
Stockholders' equity          15,192    11,042    20,154    19,039    21,501
Cash dividends per
  common share(1)                 --        --        --        --        --
----------

(1) We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. In addition, we are restricted from paying dividends as long as amounts are outstanding under our convertible debentures.

                                   Page-22

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange
Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words.

                 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed under "Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements"; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

Revenue from licensing programs is recognized over the period we are required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers are recognized as the services are performed.

                                   Page-23

Revenue from royalties is recognized upon the notification to us of shipment of product from our technology license partners to direct customers.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS. While we maintain a stringent credit approval process, significant judgments are made by management in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected. A significant change in the liquidity or financial position of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

INVENTORY VALUATION. We write-down our inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

LONG-LIVED ASSETS. We review the carrying values of long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2004, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

                                   Page-24

DEFERRED INCOME TAXES. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets is dependent upon us generating sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

RESULTS OF OPERATIONS

OVERVIEW

Since our inception, we have been engaged primarily in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and DRAM products. Revenue has been derived from the sale of our FRAM and DRAM products since 1992. We have also generated revenue under license and development agreements for specific applications of our technologies with a limited number of established semiconductor manufacturers. Accordingly, fluctuations in our revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

Our total revenue grew 44% from 2003 to 2004, and decreased 13% from 2002 to 2003. Total FRAM business revenue grew 37% from 2003 to 2004, and decreased 4% from 2003 to 2002. FRAM revenue growth was primarily due to increased sales to core FRAM revenue customers as well as increased sales of new products. The decrease in FRAM revenue from 2002 to 2003 was primarily due to a $6.3 million decrease in license & development fees from Texas Instruments that was partially offset by a 20% increase in FRAM product revenue. The increase in FRAM product revenue was primarily due to increased sales to core FRAM revenue customers. FRAM product sales have increased proportionally as a source of revenue due to an expanding FRAM customer base, a deeper penetration of existing customers, an expanding line of FRAM products, and our participation in the utility meter replacement program at ENEL, which began in late 2001.

Since 2003, we have generated average quarterly revenue of approximately
$4 million from our ENEL meter replacement program. In 2005, we expect ENEL to contribute $5 million to $6 million in revenue, down from $17 million in 2004. Based on our current estimates, first quarter 2005 ENEL shipments are anticipated to be down sharply but increase the second quarter, with the balance of ENEL shipments trending lower in the third and fourth quarters of 2005. We expect some residual shipments during the first quarter of 2006. We have been able to significantly increase revenue from other FRAM customers, also called core FRAM revenue, during each of the last three years, with product revenue totaling approximately $20.0 million, $10.7 million and $5.8 million in 2004, 2003 and 2002, respectively. Core FRAM product revenue grew 85% in 2003, and 86% in 2004. For 2005, we anticipate that our core FRAM product revenue will grow between 25% and 35% over 2004.

                                   Page-25

Since we built our cost structure to offset the roll off of sales to ENEL, our current operating plan anticipates that we will be profitable for full-year 2005. We have publicly stated that it will take a few quarters to completely replace the historical revenue from ENEL, but with our core FRAM product business poised for additional growth in 2005, we believe we are in a good position to make the transition as the ENEL program becomes a smaller portion of our FRAM revenue.

DRAM revenue increased 60% from 2003 to 2004. Economic conditions improved in the DIMM market, which resulted in increased revenue. This is the opposite of what happened in the DIMM market in 2003 when Mushkin's revenue decreased 30% from 2002 to 2003. During this period, Mushkin's business transitioned from generating revenue predominately from e-commerce sources to a business with a substantial retail presence primarily through Fry's Electronics (Fry's) and ABS Computer Technologies (ABS). Currently, Fry's and ABS's sales represent approximately 68% of Mushkin's annual revenue. Also, during the latter part of 2002, Mushkin began focusing on lower volume, higher margin sales opportunities to improve its overall financial performance. This focus reduced revenue but improved adjusted income (exclusive of goodwill impairment charges) in 2003. We anticipate Mushkin's 2005 revenue to remain flat with that of 2004.

During the first quarter of 2004, we committed to a plan to sell substantially all of the remaining assets of EMS. The remaining assets consisted primarily of EMS' patent portfolio. We completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale.

Our costs and expenses grew 22% in 2004, compared to a 2% decline from 2002 to 2003. Components of this spending are explained below.

Our gross margin in 2004 was 40%, compared with 41% in 2003, and 30% in 2002. The improvement in gross margin in 2003 resulted primarily from a change in our product sales mix. FRAM product sales grew in 2003, while sales in our Mushkin segment declined. Since FRAM products have a higher gross margin the shift in the product mix resulted in increased gross margin. FRAM product gross margin during 2004 was 54% compared with 51% in 2003, and 43% in 2002. Improvements in FRAM gross margin are attributable to product shrinks and other routine cost-reduction activities. In 2003, FRAM gross margin improved as manufacturing yields improved, we shipped a more economical FRAM product into the ENEL metering program, and we realized cost reductions at our subcontract manufacturers. Mushkin product gross margin during 2004 was 13%, compared with 17% in 2003, and 12% in 2002. The Mushkin margin improvement from 2002 to 2003 resulted primarily from higher average selling prices for Mushkin products. The Mushkin margin deterioration from 2004 to 2003 resulted primarily from increased competition, which was detrimental to our prices and product margins.

                                   Page-26

Research and development expenses, including customer-sponsored research and development, were basically flat from 2002 to 2004. These expenses, as a percentage of total sales were 11% in 2004, compared with 16% in 2003, and 14% in 2002. We have held research and development expenses flat to bring our spending in line with our revenue.

Sales, general and administrative expenses were 23% of total revenue in 2004, 26% in 2003, and 22% in 2002. Sales, general and administrative spending was flat from 2002 to 2003, again to bring our spending in line with our revenue. Increased spending from $10.3 million in 2003, to $13.0 million in 2004, primarily relates to increased sales commissions, sales bonuses, management bonuses, and the costs implementing programs, processes, and external audit fees associated with the compliance requirements of Section 404 of the Sarbanes-Oxley legislation.

We plan to introduce new products in 2005 including a new Processor Companion line and new Application Specific Standard Products (ASSPs). Our first ASSP was developed in partnership with two outside companies. We have delivered samples and they have acknowledged that the product meets its specifications. The three companies in partnership will market a complete system-level solution including necessary IP. We believe that end-customers in the automotive and industrial markets can benefit from this offering.

In addition, we have begun development work on our next ASSP, which will be targeted for one of our strongest markets. We benefit from a close working relationship with our strategic customers and may seek such partnerships for the development of other ASSPs.

We have recently increased customer sampling of our one-megabit FRAM memory product and continue to work on higher-density FRAM products through our joint development program with Texas Instruments.

We may establish new foundry partners in the future to ensure broad support for our product plans. To establish our proprietary FRAM process at a new foundry partner, we may acquire certain capital equipment.

During the first half of 2003, a sustained downturn in DRAM market conditions resulted in lower than expected revenue and profitability of our Mushkin Segment. Because we believed the downturn was likely to continue and cause lower than expected sales and profitability for some time into the future, we believed it was appropriate to review the fair value of goodwill related to Mushkin. The result of our review was a charge of $3.8 million for impairment of goodwill during 2003.

For 2005, we anticipate that our Mushkin Segment revenue will be approximately flat with 2004 revenue. We are focusing our efforts on activities that may serve to improve the product margins on Mushkin sales by increasing our efforts to sell higher-end memory modules to the PC enthusiast, gamer and over clocking markets. We expect margin pressures to remain in the retail segment of Mushkin's business, which makes it difficult to predict the level of future margin improvements if any.

                                   Page-27

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2004 AS COMPARED TO 2003

Our total revenue was $57.8 million for the year ended December 31, 2004 and $40.2 million for the year ended December 31, 2003. This was a year-over-year revenue growth rate of 44%. Overall cost of product sales as a percentage of product revenue were approximately the same when compared to the prior year. Our costs and expenses were $52.6 million during the year ended December 31, 2004, compared with $43.1 million for the same period in 2003. The resulting income from continuing operations in 2004 was $3.9 million, which compares to a loss from continuing operations of $4.2 million in 2003. The $8.1 million increase in operating results is due, in part, to an impairment of goodwill of $3.8 million in 2003 and, in 2004, holding spending levels for research and development, and sales, general and administrative expenses to a level consistent with profitability. The combination of revenue growth and careful spending in 2004 resulted in the first profitable year since our inception. Our current plans anticipate that we will be profitable, on an annual basis in 2005.

FRAM product sales have continued to contribute an increased dollar amount of gross margin for us on a year-over-year basis. FRAM product gross margin contributions were $20.1 million in 2004 and $13.8 million in 2003. This is a result of improved gross margin percentages (54% in 2004 compared to 51% in 2003), coupled with increased sales. The increased sales are a result of the continued expansion of our FRAM customer base, deeper penetration to understand the current and future needs of our customers, expanding FRAM product portfolio, and our continued participation in the utility meter replacement program at ENEL.

We have communicated to investors that the revenue from the ENEL program is expected to ramp down in 2005 as the program nears completion. ENEL product revenue in 2004 was $17.2 million and in 2003 it was $15.9 million. We expect this program to contribute approximately $5 to $6 million to our FRAM revenue throughout 2005. We have been able to significantly increase revenue from other FRAM customers; our core FRAM product revenue totaled approximately $20.0 million and $10.7 million during 2004 and 2003, respectively. This is a year-over-year growth rate of 86%.

Product revenue at Mushkin increased to $18.3 million in 2004 from $11.5 million in 2003. Mushkin product gross margin for the year 2004 and 2003 decreased, and was 13% and 17%, respectively. While Mushkin experienced increasing revenue, the product margin percentages decreased and the resulting product margin contribution was $2.4 million in 2004 compared to $2.0 million in 2003. Economic conditions in our DRAM market improved and resulted in increased revenue in 2004, but increased competition was detrimental to our prices and product margins.

                                   Page-28

In non-product revenue, during 2004, we experienced $0.3 million in increased royalty revenue and $0.2 million in increased license revenue, but these were offset by a $0.4 million reduction in customer-sponsored research and development revenue. The increased royalty revenue are a result of increased royalty payments from a major FRAM licensee due to continued growth in its revenue stream. The increase in the license and development fees resulted from a final installment on a license agreement. Customer-sponsored research and development decreased because of a reduction in support provided to Texas Instruments. We expect to see slight increases in royalty payments, and continued reductions in customer-sponsored research and development revenue in 2005.

Combined research and development expenses for 2004 remained flat when compared to 2003, but decreased to 11% of revenue from 16% of revenue in 2003. Sales, general and administrative expenses for the year increased $2.7 million year over year, but decreased from 26% of revenue in 2003 to 23% of revenue in 2004. The increase in 2004 results primarily from increased incentives relating to performance plans. In 2005, we plan to increase spending to fund additional research and development, increase spending in sales and marketing and reduce the percentage of revenue spent for general and administrative functions.

In 2003, we recorded an impairment to goodwill of $3.8 million relating to our DRAM Segment, Mushkin. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because we believed the downturn would likely continue to cause lower than expected sales and profitability for some time into the future, we believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of our review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. There can be no assurance that future goodwill impairments will not occur.

Loss From Discontinued Operation. During the three months ended March 31, 2004, we committed to a plan to sell substantially all of the remaining assets of our subsidiary, EMS. In accordance with SFAS No. 144, our consolidated financial statements have been recast to present this business as a discontinued operation. The $0.3 million operating loss in 2004 of the discontinued operation is primarily the result of an impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004. The decrease from the operating loss of $5.3 million in 2003 is primarily due to the reduction in activities at EMS beginning in April 2004.

                                   Page-29

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2003 AS COMPARED TO 2002

REVENUE. Total revenue for 2003 was $40.2, a decrease $6.1 million from 2002.

FRAM product revenue for 2003 increased $4.4 million to $26.6 million, from 2002. Increased FRAM product revenue is primarily attributable to increased shipments to core FRAM customers. During 2003, approximately 60% of FRAM product revenue was attributable to the ENEL program. Additionally, we recorded revenue of approximately $950,000 related to a change in our estimate of returns from distributors during 2003. We historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because we did not believe we had adequate historical data to make a reasonable estimate of the amount of future returns as required under Statement of Financial Accounting Standard No. 48 ("FAS No. 48"), "Revenue Recognition When Right of Return Exists." During the first quarter of 2003, we concluded that we had sufficient shipment and return experience to allow for the recognition of revenue on shipments to certain distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, we recognized an additional $950,000 in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margins from this additional revenue was approximately $450,000 during 2003.

Product revenue at Mushkin for 2003 was $11.4 million, a decrease of $4.9 million, or 30%, as compared to 2002. Decreases in Mushkin product revenue is the result of focusing on lower volume, higher margin sales opportunities to improve its overall financial performance, reducing revenue but improving net income. Additionally, during the first quarter of 2003, Mushkin recognized $311,000 of revenue related to a change in the estimated amount of distributor product returns as discussed above. The impact on gross margin from this additional revenue was approximately $40,000 in 2003.

License and development fees for 2003 were $0.5 million, as compared to $6.8 million for 2002. The decline of $6.3 million resulted from recognizing the remaining revenue related to our Texas Instruments FRAM license and development agreement during 2002.

We recognized royalty revenue of $0.5 million in 2003. In 2002, $0.4 million of royalty revenue was recognized. This royalty income was primarily attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue during 2003 is primarily attributable to our FRAM technology development program with Texas Instruments. We recognized customer-sponsored research and development revenue of $1.2 million and $0.6 million 2003 and 2002, respectively. The amount of customer sponsored research and development revenue recognized during a given quarter is dependent on the specific programs we are working on, the development stage of each program, the costs incurred during the quarter and the amount of work remaining to complete the program.

                                   Page-30

Gross Margin as a percentage of product revenue during 2003 were 41% and 30% in 2002. Gross margin associated with our FRAM products increased from 43% in 2002, to 52% in 2003. FRAM gross margin improved as we improved manufacturing yields, shipped a more economical version of the product used in the ENEL metering program and realized cost reductions at our subcontract manufacturers. Gross margin as a percentage of product revenue at our Mushkin subsidiary increased to 17% in 2003, as compared to 12% in 2002. Mushkin margin improvements are primarily the result of improved average selling prices for Mushkin's products.

Research and Development expenses for 2003 ($6.4 million) essentially stayed flat with 2002 (a decrease of $0.3 million). This was due to reduced spending to bring our spending in line with our revenue during such period.

Sales, General and Administrative expenses for 2003 of $10.3 million increased $0.2 million from $10.1 million in 2002. Again, these were somewhat flat due to a focus on reduced spending to bring our spending in line with our revenue.

Impairment of Goodwill, as previously discussed, from a mid-year review of goodwill associated with our Mushkin subsidiary resulted in a charge of $3.8 million for impairment of goodwill in 2003.

Related party interest expense increased $0.2 million to $0.5 million for 2003, as compared to $0.3 million in 2002, primarily due to increases in interest expense related to the convertible debenture issued to Infineon in March 2002.

Other interest expense increased $0.3 million to $0.9 million for 2003, from $0.6 million primarily due to interest expense related to convertible debentures issued to Halifax Fund, L.P. (Halifax) and Bramwell Capital Corporation (Bramwell) in April 2002 and minimum interest charges related to our credit facility with Wells Fargo Business Credit, Inc. (Wells Fargo).

Loss from the discontinued operation increased to $5.3 million in 2003 compared to $3.5 million in 2002. This increase was primarily due to a $1.7 million impairment charge related to intangible assets that occurred in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.6 million in 2004 to $6.4 million. Cash flow provided by operations decreased by $3.9 million to $3.1 million as compared to 2003, when we generated $7.0 from operations. Cash generated by operating income, after non-cash charges, which is net income adjusted by deprecation and amortization, the loss from discontinued operation, loss on abandonment of patents, provisions for inventory write-offs, and impairment charges, was $6.2 million, compared to $2.0 million in 2003. The adjustments in 2003 included $3.8 million of impairment charges and a $5.3 million loss from discontinued operation. During 2004, we had no impairment charges and $0.3 million in losses from the discontinued operation.

                                   Page-31

Additionally, working capital requirements increased $8.1 million as compared to 2003 primarily due to an increase of $4.2 million in accounts receivable and $3.6 million in inventories. These increases were the result of increases in our 2004 sales compared to 2003. During 2003, we collected delinquent payments totaling $2.4 million from a subcontract manufacturer on the ENEL program.

Accounts payable and accrued liabilities increased on a year-over-year basis from $5.0 million at the end of 2003 to $6.7 million at the end of 2004.
This increase is primarily attributable to increased purchases related to the increased sales in 2004 compared to 2003 as well as amounts accrued during 2004 relating to incentive compensation programs.

Deferred revenue decreased $1.1 million from $7.4 million at the end of 2003 to $6.3 million at the end of 2004. This decrease is primarily related to earning previously deferred revenue related to a FRAM technology license. This deferred revenue is being amortized into revenue over the 7-year remaining life of such technology license.

Cash used in investing activities was $4.1 million in 2003, compared to $0.4 million provided by investing activities in 2004. This change is primarily related to the discontinued operations which used $2.5 million in 2003. During 2004, $0.9 million was generated from the discontinued operation, which included the impact of selling the remaining patents in 2004 for $1.5 million.

In 2004, the change in net cash used in financing activities was an increase of $0.6 million. This is primarily due to increased principal payments on our promissory notes of $0.9 million in 2004 offset by increased cash received for the exercise of stock options of $0.3 million.

We have $4.5 million of convertible debentures that mature in March of 2007. We have several alternatives to fund this obligation, including the refinancing of these debentures. It is possible that the stock price will reach a price that will result in the conversion of these debentures to common stock or we may undertake a private placement or public offering to raise funds sufficient to retire these obligations.

We have entered into a credit and security agreement with Wells Fargo Business Credit, Inc. to provide a secured $3 million revolving line of credit. The credit facility currently provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum, minimum interest charges of $120,000 per year and a term of three years ending on March 31, 2006. Security for the credit facility includes our non-European accounts receivable and inventories. The inclusion of any foreign receivable in the borrowing base requires foreign "receivables insurance." The current cost to us is approximately $50,000 per year. We may use the credit facility for working capital requirements. Borrowing limits are subject to available collateral balances. At December 31, 2004, the amount available under the revolving line of credit was $3.0 million. There were no borrowings on this facility at December 31, 2004. In the first half of 2004, we borrowed and repaid $750,000 on this agreement. We are exploring other credit arrangements that may provide a higher line of credit, or reduced costs for the availability of the credit facility.

                                   Page-32

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see "Item 8. Financial Statements and Supplementary Data - Note 14 of the Notes of Consolidated Financial Statements"). As a result of the settlement, beginning April 2004 we are required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows is expected to product sales from our FRAM and DRAM product lines.

We had $6.4 million in cash and cash equivalents at December 31, 2004. We believe we have sufficient resources to fund our operations through at least 2005. If this is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our FRAM products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

CONTRACTUAL COMMITMENTS

For more information on our contractual obligations on operating leases and contractual commitments, see "Item 8. Financial Statements and Supplementary Data - Notes 5 and 6 of the Notes to Consolidated Financial Statements." At December 31, 2004, our commitments under these obligations were as follows (in thousands):

                                                             After
                      2005    2006    2007    2008    2009    2009    Total
                     ------  ------  ------  ------  ------  ------  -------

Long-term debt(1)    $  597  $  507  $4,842  $  250  $  250  $1,000  $ 7,446
Operating leases        345     193      52      56      --      --      646
Purchase
  obligations(2)      4,112      --      --      --      --      --    4,112
                     ------  ------  ------  ------  ------  ------  -------
  Total              $5,054  $  700  $4,894  $  306  $  250  $1,000  $12,204
                     ======  ======  ======  ======  ======  ======  =======
----------

(1) Includes required principal and interest payments for outstanding debentures held by Infineon, Halifax and Bramwell, the National Settlement and minimum interest charges related to our revolving line of credit with Wells Fargo.

                                   Page-33

(2) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are the result of purchase orders placed but not yet fulfilled by Fujitsu, our semiconductor wafer supplier.

LEGAL MATTERS

On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle our long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to our FRAM business in the United States.

Under the terms of the settlement agreement we have abandoned four of the five claims in our existing patent, two of National's patent applications relating to the interference claims have been assigned to us and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may be issued from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, we will pay National $2.5 million in equal annual installments of $250,000 through 2013. We have not recorded an impairment of the existing patents held for the technology in dispute since we believe, as a consequence of the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, we believe the amounts capitalized related to these patents and licenses will be recovered through future cash proceeds.

The fifth remaining count of interference has been sent to a Special Master for a final ruling. We believe our business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference. The disposition of this matter, expected in 2005, is not expected to have a material adverse effect on our business, financial condition or results of operations.

We are party to legal proceedings arising in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, our management believes that there is no pending legal proceeding against or involving us for which the outcome is likely to have a material adverse effect upon our financial position or results of operations.

                                   Page-34

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This Standard also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. We are currently assessing our valuation options allowed in this Standard. Even though we have not quantified the dollar amount of this new accounting standard at this time, the result will have a negative impact on our earnings starting with the accounting period beginning July 1, 2005.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with "Part I, Item 1. Business," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Part II, Item 8. Financial Statements and Supplementary Data." This Annual Report on
Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

- The statements under the heading "Item 1. Business - Overview of Business Segments" concerning our belief that we will continue to supply approximately 3.3 to 4 million units into the ENEL metering program through 2005, which statements are subject to various risks and uncertainties, including, without limitation, the failure of our expectations regarding the volume and timing of future orders related to the ENEL metering program and our ability to timely and profitably fulfill such orders;

- The statements under the heading "Item 1. Business - FRAM Segment Products" concerning our beliefs and expectations that (1) certain products we intend to introduce in the future will contain mixed-signal functions combined with non-volatile memory and that these functions can be improved by integration with our FRAM technology; (2) our foundry partners will increase their fabrication capacity; (3) our ability to develop new products which are suitable to the available fabrication processes of our foundry partners; (4) the potential migration of existing products to Fujitsu's 0.35 micron process; (5) our belief that an application and market focus is key to expanding our served opportunity and developing more integrated and competitive products, which statements are subject to various risks and uncertainties, including, but not limited to, the inaccuracy of our assessment of the value of integrating mixed signal functions with FRAM memories and such products ability to increase our served opportunity, the time and complexities involved in developing new products with mixed-signal functionality, or migrating our legacy products to newer manufacturing processes, and the ability of our foundry partners to sufficiently increase fabrication capacity;

                                   Page-35

- The statements under the heading "Item 1. Business - FRAM Segment Customers and Sales and DRAM Segment Customers and Sales" concerning (1) our ability to expand our product portfolio through the introduction of new serial, parallel and mixed-signal integrated FRAM products; (2) the reduction of FRAM product manufacturing costs; (3) increasing manufacturing capacity with strategic partners; (4) our belief that Europe, Asia and Japan are early adopters of new technologies; (5) our expected use of existing sales channels for future sales and distribution of our products, which statements are subject to various risks and uncertainties, including, but not limited to, our failure to introduce new serial, parallel and mixed-signal FRAM products and/or reduce product manufacturing costs, the failure of our strategic partners to sufficiently and timely increase manufacturing capacity to meet our production requirements, inaccuracies of our assessment of new technology adoption patterns in Europe, Japan and Asia, and our ability to use our existing channels for product sales and distribution;

- The statement under the heading "Item 1. Business - FRAM Segment Backlog and DRAM Segment Backlog" concerning our ability to accurately assess whether backlog as of any particular date is a reliable indicator of future sales, which statement is subject to various risks and uncertainties, including, but not limited to, periodic downturns in the semiconductor industry and the economy in general, our ability to timely manufacture our products, the ability of our customers to accurately project their requirements for our products and our ability to accurately assess competitive factors, including pricing pressures on existing products;

- The statements under the heading "Item 1. Business - FRAM Segment Manufacturing and DRAM Segment Manufacturing" concerning our belief that
   (1) the raw materials and packaging required for the manufacture of our products at our foundry partners are readily available from multiple sources; and (2) our limited volume of production will lower the priority we receive from our subcontract manufacturers as compared to other customers of such subcontract manufacturers, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of raw material suppliers, the termination of any of our subcontract manufacturing partners and our inability to establish relationships with alternative subcontract manufacturers;

- The statement under the heading "Item 1. Business - FRAM Segment Research and Development" concerning our intention to use our technological and engineering expertise to develop new proprietary technologies to further expand our FRAM product offerings in our target markets, which statement is subject to various risks and uncertainties, including, but not limited to, our ability to fund the investment required to develop proprietary technologies and overcome the technological challenges inherent in the development of any new product or technology;

                                   Page-36

- The statement under the heading "Item 1. Business - FRAM Segment Environmental Compliance and DRAM Segment Environmental Compliance" concerning our belief that we have taken all necessary steps to ensure our activities are in compliance with all applicable environmental rules and regulations, which statement is subject to various risks and uncertainties, including, but not limited to, our ability to accurately assess the compliance requirements of environmental provisions;

- The statement under the heading "Item 1. Business - FRAM Segment Patents and Proprietary Rights" concerning our beliefs and intentions (1) to pursue the legal protection of our technology primarily through patent and trade secret protection; (2) to vigorously protect our intellectual property rights; (3) that our technology does not infringe on any known patents; and(4) that current and pending patent applications will provide protection against unauthorized use of our inventions, which statements are subject to various risks and uncertainties, including, but not limited to, the absence of assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficient to protect our technology, the fact that litigation could result in substantial cost and adverse determinations that could result in a loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

- The statement under the heading "Item 2. Properties" concerning our belief that our current properties will be sufficient to meet our requirements for the foreseeable future is subject to various risks and uncertainties, including, without limitation, growth in net sales placing unexpected strains on our resources and properties;

- The statement under the heading "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data - Note 14 of the Consolidated Financial Statements regarding the outcome of, and the impact on our business, financial condition, or results of operations of the National Semiconductor Corporation patent interference litigation, which statement is subject to various uncertainties, including without limitation, our inability to accurately predict the determination of complex issues of fact and law;

- The statements under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies" regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our consolidated financial statements, which statements are subject to risks, including, among others, the inaccuracy of our beliefs regarding actual product failure rates, inventory usage, actual default rates of our customers or other estimates, requiring revisions to our estimated accounts receivable allowances, additional inventory write-downs, warranty and other reserves; and

                                   Page-37

- The statements under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations" regarding our expected (1) revenue including any from the ENEL metering program and the significance of such revenue to our overall financial performance, revenue and gross margin levels; (2) growth of core FRAM revenue and anticipated changes in our FRAM revenue mix; (3) introductions of new products; (3) establishing new foundry partners, if possible; and (4) sufficiency of resources to fund our operations through at least 2005, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for our products and the products of our principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, our ability to secure and maintain an appropriate amount of low-cost foundry production capacity from our sole foundry source in a timely manner, our foundry partner's timely ability to successfully manufacture products for us, our foundry partner's ability to supply increased orders for FRAM products in a timely manner using our proprietary technology, any disruptions of our foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Until the 2004, we have not been profitable; we have historically incurred losses from operations since our inception and our continued profitability is uncertain.

Our ability to maintain our profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, entering into additional license and research and development arrangements and success in raising additional financing to fund operations as necessary. There is no guarantee that we will be successful in addressing such risks.

                                   Page-38

We recognized net income of $3.6 million in 2004. We incurred net losses during 2003 of $9.5 million and $1.9 million in 2002. As of December 31, 2004, we had an accumulated deficit of $220.5 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

Fluctuations in our historical operating results, in part, have been due to unpredictable product order flows, a limited customer base, manufacturing and other fixed costs. These issues may impact us in the future. Factors affecting the demand for our products include, the time required for incorporating our products into customers' product designs, and the ability of our customers' products to gain substantial market acceptance. These factors also make it difficult for us to predict our future revenue. Because we base our operating expenses on anticipated revenue trends, which results in a substantial percentage of our expenses being fixed in the short term, our difficulty in predicting future revenue could affect our ability to achieve future profitability and result in fluctuations in operating results.

Factors that may cause our operating results to vary significantly in the future include:

- our ability to timely develop and qualify for manufacturing new FRAM products;

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

Our products have achieved some market acceptance, and if our products do not achieve continued growth in market acceptance, we may be unable to increase our revenue.

                                   Page-39

Our success depends on the market acceptance of our FRAM and DRAM module products and the time required to achieve market acceptance. If one or more of our products fails to achieve market acceptance or if market acceptance is delayed, our revenue may not increase and our cash flows and financial condition could be harmed. We must design products that successfully address customer requirements if our products are to be widely accepted by the market. Potential customers will be reluctant to integrate our products into their systems unless our products are reliable, available at competitive prices, and address our customers' current systems requirements. Additionally, potential customers need assurances that their demand for our new products can be met in a timely manner.

We may not be able to replace our expected reduced revenue from ENEL in a timely manner, if at all, which could significantly reduce our revenue; our anticipated ENEL revenue may not be achieved.

In 2004, 2003, and 2002, approximately 46%, 60%, and 74%, respectively, of our FRAM product sales were generated from one customer, ENEL. Because our FRAM customer base is concentrated, and because FRAM product sales represented more than 67% of our total product sales in 2004, the anticipated reduced business from this customer without a corresponding increase in revenue from core FRAM customers, may result in significant decreases in our revenue, which would also harm our cash flows, operating results and financial condition. In addition, there is no assurance that our anticipated revenue from ENEL will be achieved.

If we do not continually develop new generations of FRAM and DRAM module products that achieve broad market acceptance, we will be unable to compete effectively.

Among other factors, our future success is dependent on our ability to develop, manufacture and market FRAM and DRAM module products that address customer requirements and compete effectively in the market with respect to price, performance and reliability. If we do not compete effectively, we could suffer price reductions, reduced revenue, reduced gross margin and reduced market share. New product development, which includes both our development of new products and the need to "design-in" such new products to customers' systems, is time-consuming and costly. This new product development requires a long-term forecast of market trends and customer needs, and often a substantial commitment of capital resources, with no assurance that products will be commercially viable.

In particular, we need to develop new product designs, new process technology and continue ferroelectric materials development. Our current FRAM products are designed at our Colorado Springs facility and manufactured at our partner's manufacturing facilities using 0.5 and 0.35 micron manufacturing processes. We believe that our ability to compete in the markets in which we expect to sell our FRAM products will depend, in part, on our ability to produce FRAM products in smaller feature sizes and also our ability to effectively incorporate mixed-signal functions with our memory products. Our inability to successfully produce FRAM products with analog and mixed-signal functions would harm our ability to compete and our operating results.

                                   Page-40

Although we have recently developed mixed-signal products incorporating our FRAM memory solutions to supplement our traditional memory product offerings, we have a limited operating history in these markets and has had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not develop as anticipated, our business, financial condition and results of operations could be seriously harmed.

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

The semiconductor memory industry is characterized by rapid technological changes and product obsolescence, price erosion and variations in manufacturing yields and efficiencies. To be competitive we need to continually improve our products and keep abreast of new technology. Other companies, many of which have greater financial, technological and research and development resources than we do, are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages our products may currently have. We cannot provide any assurance that our ferroelectric technology will not be supplanted in the future by competing technology or that we will have the technical capability and financial resources to be competitive in the semiconductor industry with respect to the continued design, development and manufacture of either FRAM or DRAM module products.

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

                                   Page-41

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to semiconductor memory technology, manufacturing processes and product designs. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees or OEMs in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology could harm our business.

We depend on a small number of suppliers for the supply of our products. Problems in their performance can seriously harm our financial results.

We currently rely on a single unaffiliated foundry at Fujitsu to manufacture all of our products. Reliance on this foundry involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, manufacturing yields, quality assurance and the loss of production due to seismic activity, weather conditions and other factors. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our results of operations. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and is subject to risks of disruption in adequate supply of such services and quality problems with such services.

                                   Page-42

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

For fiscal 2004, 2003, and 2002, international sales comprised approximately 62%, 69% and 48%, respectively, of our net revenue. The increase in export sales as a percentage of total sales is primarily the result of increasing FRAM product sales primarily to Europe, Asia and Japan, in part, because of increased offshore manufacturing activity by U.S.-based companies. We also believe Europe, Asia and Japan are early adopters of new technologies. We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result of the large foreign component of our revenue, we are subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

Our business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We have been unable to fulfill all our FRAM customers' orders according to the schedules originally requested due to constraints in our wafer supply.

Due to the lead time constraints in our wafer supply, from time to time we have been unable to fulfill all our customers' orders according to the schedules originally requested. Although we attempt to maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders results in lower revenue and net income, and potentially excess inventories and increased inventory reserves.

                                   Page-43

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

We must order products and build inventory substantially in advance of product shipments, and there is a risk that because demand for our products is volatile and subject to fluctuation, we will forecast incorrectly and produce excess or insufficient inventories of particular products. Our customers' ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which has had a material adverse effect on our results of operations for such period. There can be no assurance that in the future we will not produce excess quantities of any of our products. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete successfully, our revenue and ability to maintain profitability would suffer.

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

                                   Page-44

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

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in our strategic licensees' and contract manufacturer manufacturing processes. Compliance with these regulations can be costly. Increasing public attention has been focused on the environmental impact of semiconductor operations. Any changes in environmental rules and regulations may impose the need for additional investments in capital equipment and the implementation of compliance programs in the future. Any failure by us or our strategic licensees or contract manufacturers to comply with present or future environmental rules and regulations regarding the discharge of hazardous substances could subject us to serious liabilities or cause us to suspend manufacturing operations, which could seriously harm our business, financial condition and results of operations.

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

                                   Page-45

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations and to meet required principal payments to our lenders.

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

The majority of our revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we are considering commencing certain transactions in other currencies, primarily the Japanese yen. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of foreign currencies, with maturities generally not exceeding two years to hedge assets, liabilities, revenue and purchases dominated in foreign currencies.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at December 31, 2004 would have less than an $100,000 effect on earnings or cash flows.

                                   Page-46

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ramtron International Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

/s/ KMPG LLP
------------
KPMP LLP

Denver, Colorado
March 15, 2005

                                    Page-47

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ramtron International Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(c)) that Ramtron International Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ramtron International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                    Page-48

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by management as of December 31, 2004: (1) Ramtron International Corporation policies and procedures did not require matching of customer order documents with shipping and invoice documents prior to recording revenue, nor were appropriate information technology access controls present as part of the authorization of revenue process. The absence of these controls could have resulted in misstatements to revenue and accounts receivable, and (2) Ramtron International Corporation policies and procedures did not provide for adequate controls over the approval of cash disbursements at its Mushkin subsidiary. The absence of these controls could have resulted in misstatement and misclassification of recorded costs and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramtron International Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Ramtron International Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ramtron International Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

/s/ KMPG LLP
------------
KPMP LLP

Denver, Colorado
March 15, 2005

                                    Page-49

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                       (in thousands, except share data)
                                 -------------
                                                          2004        2003
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  6,384    $  4,798
   Restricted cash                                           219         505
   Accounts receivable, less allowances
     of $181 and $210, respectively                        8,606       5,981
   Inventories                                             5,769       4,650
   Other current assets                                      441         291
   Assets of discontinued operation                           --       2,416
                                                        ---------   ---------
      Total current assets                                21,419      18,641

Property, plant and equipment, net                         3,991       4,195
Goodwill, net                                              4,020       4,020
Intangible assets, net                                     3,797       2,173
Other assets                                                 426         616
                                                        ---------   ---------
      Total assets                                      $ 33,653    $ 29,645
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,765    $  3,913
   Accrued liabilities                                     2,957       1,041
   Deferred revenue                                        1,350       1,395
   Current portion of long-term promissory notes,
      net of unamortized discount of $0 and $293,
      respectively                                           250       2,147
   Liabilities of discontinued operation                     239       1,418
                                                        ---------   ---------
      Total current liabilities                            8,561       9,914

Deferred revenue                                           4,986       6,020
Long-term promissory notes net of unamortized
   discount of $1,151 and $1,491, respectively             4,914       2,669
                                                        ---------   ---------
      Total liabilities                                   18,461      18,603
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     22,380,126 and 22,191,225 shares issued and
     outstanding, respectively                               224         222
   Additional paid-in capital                            235,455     234,909
   Accumulated deficit                                  (220,487)   (224,089)
                                                        ---------   ---------
      Total stockholders' equity                          15,192      11,042
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 33,653    $ 29,645
                                                        =========   =========
See accompanying notes to consolidated financial statements.
                                    Page F-1

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2004, 2003 and 2002
                    (in thousands, except per share amounts)
                                 -------------
                                                2004       2003       2002
                                              --------   --------   --------
Revenue:
   Product sales                              $ 55,565   $ 38,039   $ 38,537
   License and development fees                    717        498      6,829
   Royalties                                       765        480        398
   Customer-sponsored research and development     781      1,162        579
                                              ---------  ---------  ---------
                                                57,828     40,179     46,343
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        33,101     22,558     27,158
   Research and development                      5,639      5,378      6,205
   Customer-sponsored research and development     797        994        444
   Sales, general and administrative            13,019     10,301     10,100
   Impairment of goodwill                           --      3,843         --
                                              ---------  ---------  ---------
                                                52,556     43,074     43,907
                                              ---------  ---------  ---------
Operating income (loss)                          5,272     (2,895)     2,436
Interest expense, related party                   (410)      (486)      (308)
Interest expense, other                           (899)      (879)      (560)
Other income, net                                   45         26         75
                                              ---------  ---------  ---------
Income (loss) from continuing operations
   before income tax provision                   4,008     (4,234)     1,643
Income tax provision                               (74)        --         --
                                              ---------  ---------  ---------
Income (loss) from continuing operations         3,934     (4,234)     1,643
Loss from discontinued operation                  (332)    (5,271)    (3,470)
                                              ---------  ---------  ---------
Net income (loss)                             $  3,602   $ (9,505)  $ (1,827)
                                              =========  =========  =========
Net income (loss) per common share:
   Net income (loss)                          $  3,602   $ (9,505)  $ (1,827)
   Dividends on redeemable preferred stock          --         --        (82)
   Accretion of redeemable preferred stock          --         --        (14)
                                              ---------  ---------  ---------
Net income (loss) applicable to common shares $  3,602   $ (9,505)  $ (1,923)
                                              =========  =========  =========

Net income (loss) per share:
  Basic:
    Income (loss) from continuing operations  $   0.18   $  (0.19)  $   0.07
    Loss from discontinued operation             (0.02)     (0.24)     (0.16)
                                              ---------  ---------  ---------
      Total                                   $   0.16   $  (0.43)  $  (0.09)
                                              =========  =========  =========

  Diluted:
    Income (loss) from continuing operations  $   0.17   $  (0.19)  $   0.07
    Loss from discontinued operation             (0.02)     (0.24)     (0.15)
                                              ---------  ---------  ---------
      Total                                   $   0.15   $  (0.43)  $  (0.08)
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic                                        22,238     22,149     22,088
                                              =========  =========  =========
   Diluted                                      23,528     22,149     22,819
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2004, 2003 and 2002
                                        (in thousands, except par value amounts)
                                                    --------------
                                                             Common Stock
                                                           ($.01) Par Value  Additional                Total
                                                           ----------------   Paid-in   Accumulated Stockholders'
                                                            Shares  Amount    Capital     Deficit       Equity
                                                            ------  ------   ---------- ----------- -------------
Balances, December 31, 2001                                 22,081   $221    $231,479   $(212,661)     $19,039
Redeemable preferred stock accretion                            --     --         (14)         --          (14)
Redeemable preferred stock dividend                             --     --          --         (82)         (82)
Exercise of options                                             43     --          93          --           93
Issuance of stock options for services provided                 --     --          78          --           78
Issuance of common stock warrants related to debentures         --     --       2,673          --        2,673
Issuance of common stock warrants for services provided         --     --         189          --          189
Other                                                           --     --          19         (14)           5
Net loss                                                        --     --          --      (1,827)      (1,827)
                                                           -----------------------------------------------------
Balances, December 31, 2002                                 22,124    221     234,517    (214,584)      20,154
Exercise of options                                             67      1         135          --          136
Issuance of stock options for services provided                 --     --          57          --           57
Modification of common stock warrants related to debentures     --     --         179          --          179
Other                                                           --     --          21          --           21
Net loss                                                        --     --          --      (9,505)      (9,505)
                                                           -----------------------------------------------------
Balances, December 31, 2003                                 22,191    222     234,909    (224,089)      11,042
Exercise of options                                            189      2         410          --          412
Issuance of stock options for services provided                 --     --         136          --          136
Net income                                                      --     --          --       3,602        3,602
                                                           -----------------------------------------------------
Balances, December 31, 2004                                 22,380   $224    $235,455   $(220,487)     $15,192
                                                           =====================================================
See accompanying notes to consolidated financial statements.

                                    Page F-4
                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002
                                (in thousands)
                                --------------
                                                 2004       2003      2002
                                               --------   --------  --------
Cash flows from operating activities:
   Net income (loss)                           $ 3,602    $(9,505)  $ (1,827)
   Adjustments used to reconcile net income
    (loss) to net cash  provided by (used in)
    operating activities:
     Loss from discontinued operation              332      5,271      3,470
     Depreciation and amortization               1,213      1,262      1,271
     Amortization of debt discount                 633        667        401
     Imputed interest on note payable               75         --         --
     Loss on abandonment of patents                138        183        194
     Gain on disposition of equipment              (30)       (10)        --
     Warrants and stock options issued for
       services                                    136         57         78
     Provision for inventory write-off             121        278        176
     Impairment of goodwill                         --      3,843         --
   Changes in assets and liabilities:
     Accounts receivable                        (2,625)     1,621     (2,497)
     Inventories                                (1,240)     2,328       (424)
     Accounts payable and accrued liabilities    1,768        740      1,400
     Deferred revenue                           (1,079)       103     (2,667)
     Other                                          40        150         52
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         operating activities                    3,084      6,988       (373)
                                              ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment      (822)      (685)      (525)
   Proceeds from sale of equipment and patents     215         29         --
   Payments for intellectual property             (179)      (481)      (493)
   Change in restricted cash                       286       (505)        --
   Net cash provided by (used in) discontinued
     operation                                     905     (2,506)    (4,807)
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         investing activities                      405     (4,148)    (5,825)
                                              ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from debenture issuance                 --         --      8,000
   Proceeds from line of credit                    750         --         --
   Payments on line of credit                     (750)        --         --
   Debenture issue costs                            --         --       (758)
   Principal payments on promissory notes       (2,315)    (1,400)        --
   Redemption of convertible preferred stock        --         --     (1,174)
   Issuance of common stock, net of expenses       412        136         93
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         financing activities                   (1,903)    (1,264)     6,161
                                              ---------  ---------  ---------

Net increase (decrease) in cash and
   cash equivalents                              1,586      1,576        (37)
Cash and cash equivalents, beginning of year     4,798      3,222      3,259
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year        $  6,384   $  4,798   $  3,222
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                    Page F-6

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2004, 2003 and 2002
                           ------------------------

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation (the Company) designs, develops, manufactures and markets high-performance specialty semiconductor memory devices. The Company currently has two product lines, ferroelectric nonvolatile random access memory (FRAM) products sold through the Company's Ramtron business unit and high-performance dynamic random access memory (DRAM) products sold through its subsidiary, Mushkin Inc. (Mushkin) and historically through its subsidiary, Enhanced Memory Systems, Inc. (EMS). EMS was classified as a discontinued operation during the first quarter of 2004. See Note 11 of these Notes of Consolidated Financial Statements below for further discussion of EMS.

The Company's revenue is derived primarily from the sale of its FRAM and DRAM module products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Other revenue is generated from products and customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk controllers, personal computers and industrial control devices.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are used for items such as allowance for uncollectible accounts, inventory obsolescence reserves, impairment testing of long-lived assets and goodwill, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's 80% owned subsidiary, EMS and its wholly owned subsidiaries, Mushkin and Ramtron Kabushiki Kaisha (Ramtron K.K.). Mushkin operates the Company's DRAM businesses targeting high performance DRAM markets and retail and e-commerce market segments. The Company formed Ramtron K.K. to act in a sales and marketing role within Japan for the Company's products and to function as a liaison between the Company and its Japanese alliance partners. To date, Ramtron K.K. has had limited operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH. The Company's revolving line of credit with Wells Fargo Business Credit, Inc. requires cash collected from non-European customers to be held in a restricted account for two business days after receipt from the customer.

INVENTORIES. Inventories are stated at the lower of cost or market value.
The first-in, first-out method of costing inventories is used. The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred and improvements are capitalized.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. The Company applies Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and does not amortizate goodwill. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. In accordance with SFAS No. 142, the Company performed its annual goodwill impairment testing as of December 31, 2004, and determined that no impairments existed at that date.

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

ACCRUED LIABILITIES. Accrued liabilities consist of the following as of December 31 (in thousands):

                                    Page F-8

                                2004       2003
                               ------     ------

Compensation related           $2,173     $  661
Other                             784        380
                               ------     ------
Total                          $2,957     $1,041
                               ======     ======

REVENUE RECOGNITION. Revenue from product sales to direct customers is recognized upon shipment as the Company generally does not have any post-shipment obligations or allow for any acceptance provisions and title passes at FOB shipping point. The Company defers recognition of sales to distributors when it is unable to make a reasonable estimate of product returns due to insufficient historical product return information.

The Company had historically recorded all shipments to distributors as deferred revenue until shipped to the end customer because the Company did not believe it had adequate historical data to make a reasonable estimate of the amount of future returns as required under SFAS No. 48, "Revenue Recognition When Right of Return Exists." During the first quarter of 2003, the Company concluded that it had sufficient shipment and return experience to allow for the recognition of revenue on shipments to certain distributors at the time of shipment, along with a reserve for estimated returns. Accordingly, during the first quarter of 2003, the Company recognized an additional $1.3 million in product sales revenue that would have been deferred prior to this change in estimate. The impact on gross margin from this additional revenue was approximately $490,000 for the year ended December 31, 2003.

Revenue from licensing programs is recognized over the period the Company is required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers are recognized as the services are performed.

Revenue from royalties is recognized upon the notification to us of shipment of product from the Company's technology license partners to direct customers.

ADVERTISING.  The Company expenses advertising costs as incurred.
Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $476,000, $423,000, and $367,000, respectively.

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

NET INCOME (LOSS) PER SHARE. The Company calculates its income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic income (loss) per share is computed by dividing reported income (loss) available to common stockholders by weighted average shares outstanding. Diluted income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company records a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

                                                       December 31,
                                              -------------------------------
                                                 2004       2003      2002
                                              ---------  ---------  ---------
Income (loss) from continuing operations      $  3,934   $ (4,234)  $  1,643
                                              =========  =========  =========
Loss from discontinued operation              $   (332)  $ (5,271)  $ (3,470)
                                              =========  =========  =========
Net income (loss) applicable to
   common shares                              $  3,602   $ (9,505)  $ (1,923)
                                              =========  =========  =========
Common and common equivalent
  shares outstanding:

    Historical common shares outstanding
    at beginning of year                        22,191     22,124     22,081

    Weighted average common equivalent
    shares issued during year                       47         25          7
                                              ---------  ---------  ---------
    Weighted average common shares-basic        22,238     22,149     22,088
    Weighted average common equivalent
      shares outstanding during year             1,290         --        731
                                              ---------  ---------  ---------
    Weighted average common shares-diluted      23,528     22,149     22,819
                                              =========  =========  =========
Income (loss) from continuing operations
  per basic share                             $   0.18   $  (0.19)  $   0.07
Loss from discontinued operation
  per basic share                                (0.02)     (0.24)     (0.16)
                                              ---------  ---------  ---------
Net income (loss) per basic share             $   0.16   $  (0.43)  $  (0.09)
                                              =========  =========  =========
Income (loss) from continuing operations
  per diluted share                           $   0.17   $  (0.19)  $   0.07
Loss from discontinued operation
  per diluted share                              (0.02)     (0.24)     (0.15)
                                              ---------  ---------  ---------
Net income (loss) per diluted share           $   0.15   $  (0.43)  $  (0.08)
                                              =========  =========  =========

For the years ended December 31, 2004, 2003 and 2002, the Company had several equity instruments or obligations that could create future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. During 2004, 2003 and 2002, these potential stock issuances were excluded from the net income (loss) per common share calculation because they were anti-dilutive:

                                                December 31,
                                       -------------------------------
                                          2004       2003       2002
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                    725      2,349     1,468
Options                                   2,921      4,545     2,911
Convertible debentures                    1,214      1,751     2,123

STOCK-BASED COMPENSATON. At December 31, 2004, the Company had four stock-based compensation plans, which are more fully described in Note 7 of these Notes of Consolidated Financial Statements below. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net income or loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income would have been decreased or net loss would have been increased to the following adjusted amounts:

                                   Year Ended     Year Ended     Year Ended
                                  Dec. 31, 2004  Dec. 31, 2003  Dec. 31, 2002
                                  -------------  -------------  -------------
                                    (in thousands, except per share amounts)
Net income (loss) applicable to
  common shares
    As reported                       $ 3,602      $ (9,505)      $(1,923)
    Pro forma                           1,885       (10,885)       (4,181)

Net income (loss) per share
    As reported:
       Basic                          $  0.16      $  (0.43)      $ (0.09)
       Diluted                           0.15         (0.43)        (0.08)

    Pro forma:
       Basic                          $  0.08      $  (0.49)      $ (0.19)
       Diluted                           0.08         (0.49)        (0.18)

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2004, 2003 and 2002 grants:

                                         2004          2003          2002
                                      ----------    ----------    ----------
          Risk free interest rate        3.56%         3.00%         4.00%
          Expected dividend yield           0%            0%            0%
          Expected lives               4.0 years     4.0 years     4.0 years
          Expected volatility              98%          108%          111%

The weighted average fair value of shares granted during the years ended December 31, 2004, 2003 and 2002 was $2.47, $1.68, and $2.75, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables and payables. The carrying values of cash and cash equivalents, restricted cash, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the Company's promissory notes were approximately $5,579,000 and $5,784,000 as of December 31, 2004 and 2003, respectively.

COMPREHENSIVE INCOME OR LOSS. The Company reports all changes in equity that result from transactions and other economic events from non-owner sources as comprehensive income or loss.

RECLASSIFICATIONS. Certain 2003 and 2002 balances have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for
(a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Company is currently assessing its valuation options allowed in this Standard. Even though the Company has not quantified the dollar amount of this new accounting standard, the result will have a negative impact on the Company's earnings starting with the accounting period beginning July 1, 2005.

NOTE 2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2004        2003
                                        ------      ------
                                          (in thousands)

          Finished goods                $3,973      $1,909
          Work in process                2,136       3,191
          Obsolescence reserve            (340)       (450)
                                        -------     -------
                                        $5,769      $4,650
                                        =======     =======

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2004      2003
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --       $   668    $   668
Buildings and improvements                    18 and 10     8,942      8,942
Equipment                                         5        15,466     15,057
Office furniture and equipment                    5           616        620
                                                          --------   --------
                                                           25,692     25,287
Less accumulated depreciation and amortization            (21,701)   (21,092)
                                                          --------   --------
                                                          $ 3,991    $ 4,195
                                                          ========   ========

Depreciation and amortization expense for property, plant and equipment was $926,000, $905,000, and $1,031,000 for 2004, 2003 and 2002, respectively.
Maintenance and repairs expense was $690,000, $575,000, and $567,000 for 2004, 2003 and 2002, respectively.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2004                2003
                                     -------------       ------------
                                               (in thousands)
   Goodwill                            $10,019             $10,019
   Accumulated amortization             (5,999)             (5,999)
                                       --------            --------
      Goodwill, net                    $ 4,020             $ 4,020
                                       ========            ========

   Patents                             $ 6,124             $ 4,280
   Product license fees                     --               2,150
   Accumulated amortization             (2,327)             (4,257)
                                       --------            --------
      Intangible assets, net           $ 3,797             $ 2,173
                                       ========            ========

There was no change in the carrying amount of goodwill for the year ended December 31, 2004.

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 changed the accounting for goodwill and intangible assets and required that goodwill no longer be amortized but be tested for impairment at least annually or more frequently if indicators of potential impairment exist. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, except for provisions related to the non-amortization and amortization of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the provisions of SFAS No. 142. The Company adopted SFAS No. 142 and completed its initial impairment review as of January 1, 2002. There was no indicated impairment of the Company's goodwill at the date of adoption or at its first annual review as of December 31, 2002. As a result of the events discussed below, the Company determined it was necessary to perform an analysis of the fair value of its goodwill during the second quarter of 2003. As a result of an analysis completed as of June 30, 2003, the Company recorded goodwill impairment charges totaling $3,843,000. This charge is reflective of a sustained downturn in DRAM market conditions that the Company expected would continue for some time into the future and had resulted in lower than expected actual and projected revenue and profitability of its Mushkin business unit. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. The Company completed its annual analysis of the fair value of its goodwill as of December 31, 2004 and December 31, 2003 and determined there is no indicated impairment of its goodwill.

Amortization expense for intangible assets was $287,000, $357,000 and $240,000 in 2004, 2003 and 2002, respectively. Estimated amortization expense for intangible assets is $252,000 annually in 2005 through 2009 and $2.5 million thereafter.

NOTE 5.  LONG-TERM DEBT:

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

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2004 and 2003 as a result of the issuance of the warrants is approximately $763,000 and $1,183,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature is recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of December 31, 2004 and 2003 as a result of the beneficial conversion feature is approximately $388,000 and $601,000, respectively.

The debentures contain covenants including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements, and not exceeding a defined level of capital expenditures. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, the Company entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that the Company make quarterly principal payments to the debenture holders over the following six quarters. Through December 31, 2004, the Company has made principal payments totaling approximately $3.5 million. To fulfill the Company's Waiver Agreement obligations it made a final quarterly principal payment of $125,000 on December 31, 2004. As of December 31, 2004 and 2003, $4,535,000 and
$6,600,000 were outstanding on these debentures, respectively.

In addition, the Waiver Agreement provided for lowering the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5-trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and an extension of the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount and additional paid-in capital of approximately $179,000, which was recorded during the quarter ended September 30, 2003 and is included in the unamortized debt discount balances disclosed above. This increase to debt discount is being amortized into interest expense over the remaining life of the debentures.

As of December 31, 2004, the Company was in compliance with all covenants of the debentures.

Interest paid to the debenture holders during 2004, 2003 and 2002 was approximately $225,000, $385,000 and $305,000, respectively.

On April 6, 2004, the Company entered into an agreement to settle its long standing patent interference proceeding with National Semiconductor Corporation (see Note 14 of these Notes of Consolidated Financial Statements below). As a result of the settlement, beginning April 2004, the Company is required to pay National $250,000 annually through 2013. As of December 31, 2004, the present value of this promissory note is $1,780,000. The Company is discounting the note at 5.75%.

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. Interest charges and minimum fees paid to Wells Fargo Business Credit, Inc. during 2004 and 2003 were approximately $126,000 and $107,000, respectively. Amounts available under the credit facility were approximately $3.0 million and $1.7 million as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, there were no amounts outstanding on this line of credit.

Maturities of the Company's outstanding promissory notes are as follows as of December 31, 2004:

                                                               After
                        2005    2006    2007    2008    2009    2009   Total
                       ------  ------  ------  ------  ------  ------  ------
Debentures             $   --  $   --  $4,535  $   --  $   --  $   --  $4,535
Other Promissory Note     250     250     250     250     250   1,000   2,250
                       ------  ------  ------  ------  ------  ------  ------
Total                  $  250  $  250  $4,785  $  250  $  250  $1,000  $6,785
                       ======  ======  ======  ======  ======  ======  ======

NOTE 6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2008 for various equipment and facilities. Minimum future annual lease payments under these leases as of December 31, 2004 are as follows:

            2005         $345,000
            2006          193,000
            2007           52,000
            2008           56,000
                         --------
                         $646,000
                         ========

Total rent expense on all operating leases was $314,000, $61,000, and $81,000 for 2004, 2003 and 2002, respectively.

MANUFACTURING ALLIANCES. The Company has entered into a third-party manufacturing agreement for the supply of its FRAM products. The Company's third-party manufacturing agreement provides only for a call on the manufacturing capacity of the vendor. The product will be supplied to the Company at prices negotiated between the Company and the third-party manufacturer based on current market conditions. The Company does not currently engage in any take-or-pay agreements with its manufacturing vendors.

NOTE 7.  STOCKHOLDERS' EQUITY:

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

For the years ended December 31, 2004, 2003 and 2002, the Company recorded $0, $0 and $82,000 of dividends, respectively and $0, $0 and $14,000 of discount accretion on redeemable preferred stock, respectively.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                     Number of Shares
                                               -----------------------------
                                                      (in thousands)
                                Exercise        Principal
                             Price Per Share   Stockholders   Others   Total
                             ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 2001           $2.25-$17.00       1,793         45     1,838

Cancelled                          $5.00           (220)       (20)     (240)
Granted                        $3.77-$4.28          700         76       776
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2002           $2.25-$17.00       2,273        101     2,374

Cancelled                      $4.28-$17.00        (700)       (25)     (725)
Granted                            $3.04            700         --       700
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2003           $2.25-$6.88        2,273         76     2,349

Cancelled                          $3.77             --        (18)      (18)
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2004           $2.25-$6.88        2,273         58     2,331
                                                 ===========================

All of the outstanding warrants are currently exercisable. Of such warrants: warrants to purchase 58,000 shares at $4.11 expire in March 2007, warrants to purchase 667,000 shares at $6.88 expire in December 2007; warrants to purchase 700,000 shares at $3.04 expire in March 2008;and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

STOCK OPTIONS. The Company has four stock option plans, the Amended and Restated 1986 Stock Option Plan (the 1986 Plan), the 1989 Non-statutory Stock Option Plan (the 1989 Plan), the 1995 Stock Option Plan, as amended

(the 1995 Plan), and the 1999 Stock Option Plan (the 1999 Plan) (collectively, the Plans). The Plans reserve 6,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995 and 1999 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 and the 1995 Plans also permit the issuance of incentive stock options. As of December 31, 2004, the Company has not granted any incentive stock options. The number of options available for future grant on these plans is 89,355.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 2001             $ 7.56         1,757      1,960      3,717

Granted                       $ 3.74           400        713      1,113
Cancelled                     $ 9.93           (10)      (242)      (252)
Exercised                     $ 2.19            --        (43)       (43)
                                           ------------------------------
Outstanding at
December 31, 2002             $ 6.54         2,147      2,388      4,535

Granted                       $ 2.31           425        662      1,087
Cancelled                     $ 6.49          (344)      (666)    (1,010)
Exercised                     $ 2.03            --        (67)       (67)
Reclassification                              (388)       388         --
                                           ------------------------------
Outstanding at
December 31, 2003             $ 5.61         1,840      2,705      4,545

Granted                       $ 3.66           485        447        932
Cancelled                     $ 6.88            (4)      (164)      (168)
Exercised                     $ 2.18          (114)       (75)      (189)
Reclassification                              (324)       324         --
                                           ------------------------------
Outstanding at
December 31, 2004             $ 5.34         1,883      3,237      5,120
                                           ==============================

As of December 31, 2004, 2003 and 2002, 3,270,000, 2,735,000, and 2,406,000
of the above options were exercisable, respectively, with weighted average exercise prices of $6.60, $7.26, and $8.79, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Outstanding         Price           Life
     ---------------      -----------       ----------     ------------
                         (in thousands)

     $ 1.47 - $ 2.25        1,106             $ 2.03           5.96
     $ 2.32 - $ 3.16        1,044               2.40           8.83
     $ 3.18 - $ 3.80        1,601               3.74           8.92
     $ 3.90 - $10.56        1,032               6.52           5.62
     $10.75 - $40.10          337              29.28           1.80
                            -----
                            5,120               5.34           7.13
                            =====

                                             Weighted
                           Number of         Average
     Exercise Price         Options          Exercise
         Range            Exercisable         Price
     ---------------      -----------       ----------
                         (in thousands)

     $ 1.47 - $ 2.25          975            $ 2.05
     $ 2.32 - $ 3.16          340              2.37
     $ 3.18 - $ 3.80          601              3.76
     $ 3.90 - $10.56        1,017              6.54
     $10.75 - $40.10          337             29.28
                            -----
                            3,270              6.60
                            =====

NOTE 8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND.  The National Electrical Benefit Fund (the
Fund) is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the 1989 Fund Purchase Agreement), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2004, 2003 and 2002, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $65,000, $142,000 and $0 during 2004, 2003 and 2002, respectively. $15,000 and $20,000 related to this obligation are included in accrued liabilities as of December 31, 2004 and 2003, respectively.

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG is a principal stockholder of the Company.

In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon. In consideration for the grant of the license to Infineon's technology, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement called for Infineon to provide EMS with committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. Payments to Infineon for wafers, photo masks and tooling charges related to EMS's committed wafer manufacturing capacity during 2004, 2003 and 2002 were approximately $633,000, $1,091,000 and $2,174,000, respectively.

During 2002 and 2003, Infineon and EMS entered into agreements whereby EMS agreed to design and develop new products for Infineon on a fixed-fee basis. Revenue recognized from these agreements was approximately $0, $514,000 and $605,000 for 2004, 2003 and 2002, respectively.

On March 29, 2002, the Company issued a $3 million, 5% interest, 5-year debenture to Infineon. The debenture is convertible into the Company's common stock at a fixed conversion price of $3.769 per share, which is equal to 110% of the five-day volume weighted average price(VWAP) of the Company's common stock prior to the transaction signing. The Infineon debenture is secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. In addition, 262,663 common stock warrants are held by Infineon with a modified exercise price of $3.04 per share and an expiration date of March 28, 2008. Interest paid to Infineon during 2004, 2003 and 2002 was approximately $101,000, $150,000 and $115,000, respectively. The amounts outstanding under the debentures were $1,560,000 and $3,000,000 as of December 31, 2004 and 2003, respectively. The amount outstanding at December 31, 2004 is due in 2007.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                      2004     2003     2002
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                            $  371     $508     $326
Income taxes                                            --       --       --

Non-cash investing and financing
transaction:
   Intellectual property acquired through
      issuance of long-term debt                    $1,955       --       --

NOTE 10.  INCOME TAXES:

As of December 31, 2004, the Company had approximately $142 million of net operating loss carryovers for tax purposes. Further, the Company has approximately $1.6 million of research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers expire through 2023. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of deferred income taxes are as follows:

                                              December 31,
                                          --------------------
                                            2004        2003
                                          --------    --------
                                             (in thousands)
Deferred tax assets:
  Capital loss carryovers                 $ 7,300     $ 7,300
  Deferred revenue                          2,300       2,800
  Other                                     4,500       4,378
  Net operating loss carryovers            56,600      60,880
                                          --------    --------
                                           70,700      75,358
Valuation allowance                       (70,700)    (75,358)
                                          --------    --------
                                          $    --     $    --
                                          ========    ========

Management has determined, based on all available evidence, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax assets as of December 31, 2004 and 2003.

The provision for income taxes from continuing operations includes the following:

                                                   December 31,
                                          ------------------------------
                                            2004       2003       2002
                                          -------    --------   --------
                                                  (in thousands)
Current:
  Federal                                 $   74     $    --    $    --
  State                                       --          --         --
                                          -------    --------   --------
  Total current                               74          --         --

Deferred:
  Federal                                  1,458        (109)       610
  State                                      208         (15)        87
                                          -------    --------   --------
  Total deferred (benefit) expense         1,666        (124)       697

  Increase (decrease) in valuation
     allowance                            (1,666)        124       (697)
                                          -------    --------   --------
Total provision                           $   74     $    --    $    --
                                          =======    ========   ========

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate to income before taxes. The reasons for this difference for the years ended December 31 were as follows:

                                               2004      2003      2002
                                             --------   ------   --------
                                                   (in thousands)

Computed tax at federal statutory rate       $ 1,403   $(1,482)  $   575
State income taxes, net of federal impact        208       (15)       82
Non-deductible expenses                           55     1,373        40
Increase (decrease) in valuation allowance    (1,666)      124      (697)
Alternative minimum taxes                         74        --        --
                                             --------  --------  --------
  Total income tax provision                 $    74   $    --   $    --
                                             ========  ========  ========

During 2004, 2003 and 2002, net operating loss carryovers of approximately $8.7 million, $2.4 million and $5.1 million, respectively, expired, which decreased the recorded valuation allowance in each respective year. In addition, taxable losses from EMS of $1.2 million, $3.9 million and $2.7 million in 2004, 2003 and 2002, respectively, are included in the net operating lose carryover balances above and have increased the recorded valuation allowance each respective year.

Tax expense other than payroll and income taxes were $187,000, $222,000, and $269,000 for 2004, 2003 and 2002, respectively.

NOTE 11.  DISCONTINUED OPERATION:

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of EMS. The remaining assets consisted primarily of EMS' patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company was required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 5 of these Notes of Consolidated Financial Statements above) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenue, costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the caption, "Loss from discontinued operation," "Assets of discontinued operation" and "Liabilities of discontinued operation" for all periods. In addition, certain of the Notes to Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

Summary results for the discontinued operation are as follows (in thousands):

                                                For the Years Ended
                                                    December 31,
                                           ----------------------------
                                             2004      2003      2002
                                           --------  --------  --------
Operating results:
  Revenue                                  $   311   $ 2,220   $ 4,202
  Costs and expenses                          (299)   (5,804)   (7,672)
  Impairment of patents and intangibles       (364)   (1,687)       --
  Income tax benefit                            20        --        --
                                           --------  --------  --------
    Loss from discontinued operation       $  (332)  $(5,271)  $(3,470)
                                           ========  ========  ========

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

Amounts included in the December 31, 2004 and 2003 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                           December 31,    December 31,
                                              2004             2003
                                           ------------    ------------
Assets of discontinued operation:
  Accounts receivable                        $    --          $   217
  Inventories                                     --              303
  Intangible asset, net                           --            1,896
                                             --------         --------
    Total                                    $    --          $ 2,416
                                             ========         ========
Liabilities of discontinued operation:
  Accounts payable                           $   239          $ 1,418
                                             ========         ========

NOTE 12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products and distribution channels.

The Company's continuing operations are conducted through two business segments. The Company's FRAM business licenses, manufactures and distributes ferroelectric nonvolatile random access memory products (FRAM Segment). The Company's wholly owned subsidiary, Mushkin Inc., distributes high-speed DRAM products in the aftermarket through direct, retail, and e-commerce sales channels (DRAM Segment).

The accounting policies for determining segment net income (loss) are the same as those used in the consolidated financial statements. There are no internal sales between segments or geographic regions.

                                       2004                                  2003                                2002
                       ----------------------------------  ----------------------------------  -----------------------------------
                          FRAM        DRAM         Total      FRAM        DRAM         Total      FRAM        DRAM         Total
                       ----------------------------------  ----------------------------------  -----------------------------------
                                                                    (in thousands)
Product sales           $37,231     $18,334      $55,565    $26,593     $11,446      $38,039    $22,224     $16,313       $38,537
License & development
   fees                     717          --          717        498          --          498      6,829          --         6,829
Royalties                   765          --          765        480          --          480        398          --           398
Customer sponsored
   research and
   development              781          --          781      1,162          --        1,162        579          --           579
                       ----------------------------------  ----------------------------------  -----------------------------------
                         39,494      18,334       57,828     28,733      11,446       40,179     30,030      16,313        46,343

Operating costs         (34,424)    (18,132)     (52,556)   (27,864)    (11,367)     (39,231)   (27,437)    (16,470)      (43,907)
Impairment charges           --          --           --         --      (3,843)      (3,843)       --           --            --
                       ----------------------------------  ----------------------------------  -----------------------------------
Operating income(loss)    5,070         202        5,272        869      (3,764)      (2,895)     2,593        (157)        2,436

Other                        --          --           --          2          --            2          6          --             6
                       ----------------------------------  ----------------------------------  -----------------------------------
Segment income(loss)    $ 5,070     $   202      $ 5,272    $   871     $(3,764)     $(2,893)  $  2,599     $  (157)      $ 2,442
                       ==================================  ==================================  ===================================

Total assets            $26,555     $ 7,098      $33,653    $21,373     $ 5,856      $27,229   $ 24,171     $ 9,474       $33,645

Depreciation and
  amortization          $ 1,203     $    10      $ 1,213    $ 1,248     $    14      $ 1,262   $  1,246     $    25       $ 1,271

Capital additions       $   797     $    25      $   822    $   684     $     1      $   685   $    501     $    24       $   525

Intangible additions    $   179     $    --      $   179    $   481     $    --      $   481   $    493     $    --       $   493

Segment income (loss) excludes interest income, interest expense and income tax provision on a total basis of $(1,338,000), $(1,341,000), and $(799,000)
in 2004, 2003 and 2002, respectively, not allocated to business segments.

Revenue amounts and percentages for major customers representing more than 10% of total revenue are as follows:

                     2004                  2003                  2002
            --------------------- --------------------- ---------------------
               FRAM       DRAM       FRAM       DRAM       FRAM       DRAM
            ---------- ---------- ---------- ---------- ---------- ----------
                                      (in thousands)

Customer A       -- --     -- --       -- --     -- --   $6,508 14%    -- --
Customer B       -- -- $6,771 12%      -- --     -- --       -- --     -- --
Customer C  $17,213 30%    -- --  $15,815 39%    -- --   16,339 35%    -- --
Customer D       -- --     -- --       -- -- $5,751 14%      -- -- $6,714 14%

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets is based on physical location.

Geographic Area Net Revenue:

                                      2004        2003        2002
                                    -------     -------     -------
                                             (in thousands)

United States                       $21,854     $12,596     $23,902
Japan                                 5,973       3,359       1,791
Canada                                1,586       1,136         749
United Kingdom                        1,885       1,153         593
Germany                               1,772       1,524         590
China/Hong Kong                       5,680       5,474      10,661
Italy                                12,207      13,132       6,648
Czech Republic                        3,226           3           8
Rest of world                         3,645       1,802       1,401
                                    -------     -------     -------
Total                               $57,828     $40,179     $46,343
                                    =======     =======     =======

Geographic Area Long-lived Assets (Net):

                                        December 31,
                                    -------------------
                                      2004        2003
                                    -------     -------
                                      (in thousands)

United States                       $12,079     $10,755
Thailand                                155         222
Rest of world                            --          27
                                    -------     -------
                                    $12,234     $11,004
                                    =======     =======

NOTE 13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the 401(k) Plan) intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts were contributed by the Company under the 401(k) Plan on behalf of participating employees during 2003 and 2002. During 2004, approximately $72,000 was charged to expense for Company contributions under the 401(k) Plan to be paid in the first quarter of 2005.

NOTE 14.  CONTINGENCIES:

PATENT INTERFERENCE PROCEEDING. On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle their long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of the Company's issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that the Company believes is of fundamental importance to its FRAM business in the United States.

Under the terms of the settlement agreement Ramtron has abandoned four of the five claims in its existing patent, two of National's patent applications relating to the interference claims have been assigned to Ramtron and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. At March 31, 2004, the Company recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. At December 31, 2004, the discounted amount is approximately $1,780,000. The Company is discounting this liability at 5.75%. The Company did not record an impairment of the existing patents held for the technology in dispute as the Company believes, with the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, the Company believes the amounts capitalized related to these patents and licenses will be recovered through future cash flows.

The fifth remaining count of interference has been sent to a Special Master for a final ruling. Ramtron believes its business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference. The disposition of this matter, expected in 2005, is not expected to have a material adverse effect on our business, financial condition or results of operations.

OTHER PATENT MATTERS. The Company's industry is characterized by the existence of a large number of patents and frequent claims and related

                                    Page F-28
litigation regarding patents and other intellectual property rights. The Company cannot be certain that third parties will not make a claim of infringement against the Company or against its semiconductor company licensees in connection with their use of the Company's technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to the Company on acceptable terms or at all. A successful claim of infringement against the Company or one of its semiconductor manufacturing licensees in connection with our use of the Company's technology could materially impact the Company's results of operations.

OTHER LITIGATION. The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 15.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2004 and 2003.

                                                       2004                                      2003
                                     ----------------------------------------    ----------------------------------------
                                         Q1        Q2        Q3        Q4            Q1        Q2        Q3        Q4
                                     ----------------------------------------    ----------------------------------------
                                                        (in thousands except per share data)
Revenue                              $13,482    $14,736    $15,200   $14,410     $10,203    $10,836    $ 7,662   $11,478
Gross margin, product sales            5,179      5,712      6,079     5,494       3,830      4,405      2,625     4,621
Impairment charges                        --         --         --        --          --      3,843         --        --
Operating income (loss)                1,525      1,503      1,622       622         389     (3,377)    (1,214)    1,307
Net income (loss) applicable
  to common shares from
  continuing operations                1,169      1,157      1,291       317         109     (3,674)    (1,593)      924
Loss from discontinued operation        (333)       (19)        --        20      (1,914)    (2,298)      (702)     (357)

Basic:
Income (loss) per share
  from continuing operations         $  0.05    $  0.05     $  0.06   $  0.01    $  0.01    $ (0.17)   $ (0.07)  $  0.04
Loss from discontinued operation     $ (0.01)        --          --        --    $ (0.09)   $ (0.10)   $ (0.03)  $ (0.01)
                                     ----------------------------------------    ----------------------------------------
     Total                           $  0.04    $  0.05     $  0.06   $  0.01    $ (0.08)   $ (0.27)   $ (0.10)  $  0.03
                                     ========================================    ========================================
Diluted:
Income (loss) per share
  from continuing operations         $  0.05    $  0.05     $  0.06   $  0.01    $  0.01    $ (0.17)   $ (0.07)  $  0.04
Loss from discontinued operation     $ (0.01)        --          --        --    $ (0.09)   $ (0.10)   $ (0.03)  $ (0.02)
                                     ----------------------------------------    ----------------------------------------
     Total                           $  0.04    $  0.05     $  0.06   $  0.01    $ (0.08)   $ (0.27)   $ (0.10)  $  0.02
                                     ========================================    ========================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, management identified the material weaknesses described below in Management's Report on Internal Control over Financial Reporting. Due to these material weaknesses, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

(b)  Changes in Internal Control and Financial Reporting

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Attached as Exhibits to this Annual Report on Form 10-K are certifications of the Chief Executive Officer (Exhibit 31.1) and the Chief Financial Officer (Exhibit 31.2), which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

(c)  Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can

                                    Page-50
provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the following material weaknesses: (1) Company policies and procedures did not require matching of customer order documents with shipping and invoice documents prior to recording revenue, nor were appropriate information technology access controls present as part of the authorization of revenue process. The absence of these controls could have resulted in misstatements to revenue and accounts receivable, and (2) Company policies and procedures did not provide for adequate controls over the approval of cash disbursements at its Mushkin subsidiary. The absence of these controls could have resulted in misstatement and misclassification of recorded costs and expenses.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm.
-----------------------------------------------------------------------------

Remediation Steps to Address Material Weaknesses. The Company implemented controls subsequent to December 31, 2004 to correct the identified material weaknesses in the internal control over financial reporting, discussed above.

Item 9B.  OTHER INFORMATION

None

PART III

                                    Page-51

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, and certain information about them, are as follows:

Name                          Age    Position(s)
----                          ---    -------------------------------------
William G. Howard(1)           63    Chairman of the Board, Chairman of the
                                     Audit Committee, and Chairman of the
                                     Compensation Committee
Klaus Fleischmann(1)           41    Director
Doris Keitel-Schulz(1)         46    Director
William W. Staunton            57    Director, Chief Executive Officer
Greg B. Jones                  57    Director, President-Technology Group
Eric A. Balzer                 56    Director, Chief Financial Officer and
                                     Corporate Secretary
-----------
(1)  Member of the Audit, Compensation and Nominating Committees.

All directors and Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of the stockholders, and thereafter are elected for one-year terms or until their successors have been elected.

Dr. Howard has served as a Director since July 1994. Since September 1990, Dr. Howard has been an independent engineering consultant to various entities, including SEMATECH, the Semiconductor Industry Association and Dow Corning. From October 1987 until December 1990, he served as a Senior Fellow at the National Academy of Engineering while on leave from Motorola. From 1969 to 1990, Dr. Howard was employed by Motorola where he most recently served as Corporate Senior Vice President and Director of Research and Development. Dr. Howard is a member of the National Academy of Engineering and a fellow of the Institute of Electrical Engineers and of the American Association for the Advancement of Science. Dr. Howard is Chairman of Thunderbird Technologies, a private company developing new transistor technologies and is a Director of Credence Systems, Inc., a public company that manufactures electronic test equipment; BEI Technologies, Inc., a public company that manufactures electronic sensors; and Xilinx, Inc., a public company that manufactures integrated circuits and Innovative Micro Technology, a micro-electromechanical manufacturing company.

Mr. Fleischmann has served as a Director since May 2001. Mr. Fleischmann currently serves as the Vice President of Business Development for Infineon Technology AG. From July 2000 to October 2003, he served as Senior Director of Business Development and Relations for Infineon Technologies' Memory Products Division. Holding various positions with Siemens AG, the parent company of Infineon, Mr. Fleischmann has over 19 years of business and financial management experience including positions as financial controller for wafer fabrication and semiconductor assembly and testing facilities. In 1997, Mr. Fleischmann was named Director of Business Administration Products, Projects and Research and Development for Siemens' Memory Products Division. From 1999 to 2000, Mr. Fleischmann held the position of Director of Business Administration Products, Projects and Research and Development for Infineon's Memory Products Division.

                                    Page-52

Ms. Doris Keitel-Schulz has served as a Director since October 2003. In 1999, Ms. Keitel-Schulz was named Director of Special Projects within the Memory Products Group of Infineon Technologies AG (formerly Siemens Semiconductor). Ms. Doris Keitel-Schulz is a 20-year veteran in the development, manufacture and application of semiconductor components. From 1987, she held various engineering management positions in CAD, design methodology, memory, and logic design with Siemens Semiconductor Group.
Ms. Keitel-Schulz holds a Masters degree in Material Science and Electronics from the University of Erlangen-Nueremberg.

Mr. Staunton joined us as a Director and our Chief Executive Officer in December 2000. Prior to joining us, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, a company which designs and manufactures multi-chip modules and board products for commercial satellite applications, from March 1999 until December 2000. Mr. Staunton was Executive Vice President of Valor Electronics Inc. from April 1996 until April 1999. Valor Electronics designs and manufactures magnetic filter products for use in local area networks and communications products. Mr. Staunton holds a Bachelors of Science degree in Electrical Engineering from Utah State University.

Mr. Jones is currently a Director and has served as our President - Technology Group since July 2001. In February 1995, Mr. Jones was named President and Chief Operating Officer and served in that capacity until July 2001 when he was named President - Technology Group. He holds a Bachelor of Science degree in Engineering from the U.S. Naval Academy, Annapolis and a Master of Science degree in Management Sciences from Stanford University.

Mr. Balzer was named our Chief Financial Officer on October 8, 2004.
Mr. Balzer has served as one of our Directors since September 1998. From November 1999 until October 2004, Mr. Balzer was retired. From January 1990 until his retirement in November 1999, Mr. Balzer served as Senior Vice President of Operations for Advanced Energy Industries, Inc. a company that develops, manufactures and markets power conversion devices for the semiconductor equipment industry. Mr. Balzer is also a director of All America Real Estate Development, a public company, involved in real estate development. Mr. Balzer holds a Bachelor of Science degree in Finance from the University of Colorado.

"Independent" Directors. Dr. Howard, Mr. Fleischmann and Ms. Keitel-Schulz qualify as "independent" in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to Ramtron.

                                    Page-53

On October 28, 2004, we notified The Nasdaq Stock Market, Inc. ("Nasdaq") that, as a result of a resignation from the Board of Directors of the Company, the Company was not compliant with Nasdaq Marketplace Rule 4350(c)(1), which requires a majority of the members of its Board of Directors to be independent directors. The Company advised Nasdaq that the Company intends to return to compliance with that Rule as soon as feasible and in any event within the time period for cure provided in the third sentence of Nasdaq Rule 4350(c)(1), that is, until our next annual shareholders' meeting or one year from the occurrence of the event that caused the failure to comply with the requirement of that Nasdaq Rule.

Our Board of Directors and Executive Officers are in the process of identifying director candidates and intend to identify an additional independent director prior to our next Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, Directors, Chief Accounting Officer, and greater than ten percent stockholders are required by SEC regulations to furnish to the Company with copies of all Section 16(a) forms filed.

To our knowledge and based solely on our review of the copies of such forms received by it, and written representations form certain reporting persons that no other forms were required during the fiscal year ended December 31, 2004, its Officers, Directors, Chief Accounting Officer, and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Audit Committee Financial Expert

On behalf of our Board of Directors, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures and system of internal controls regarding financial accounting. The Audit Committee is solely composed of independent Directors as defined in the Marketplace Rules of The Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in the Audit Committee Charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Committee Chair, William G. Howard, qualifies as an "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and meets the independence requirements set forth under Nasdaq 4200(a)14. A copy of the Audit Committee Charter may be viewed by accessing our website, www.ramtron.com. The documents available on this website are not incorporated in the filing of this Annual Report on Form 10-K.

                                    Page-54

Nominating Committee

The Nominating Committee makes recommendations to the Board regarding the size and composition of the Board. The Nominating Committee is responsible for reviewing with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current size and make-up of the Board. This assessment includes issues of diversity in numerous factors such as age; understanding of and achievements in manufacturing, technology, finance and marketing; and international experience and culture. These factors, and any other qualifications considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Nominating Committee and of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective Board members. Therefore, while focused on the achievement and the ability of potential candidates to make a positive contribution with respect to such factors, the Nominating Committee has not established any specific minimum criteria or qualifications that a nominee must possess. The Nominating Committee establishes the process, recommends candidates for election to the Board and also nominates officers for election by the Board.

Consideration of new Board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the Board are suggested by Board members. The Company did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates. The Nominating Committee will consider candidates proposed by stockholders, and has from time to time received unsolicited candidate proposals from stockholders. The Committee evaluates candidates proposed by stockholders using the same criteria as for other candidates. A stockholder seeking to recommend a prospective nominee for the Nominating Committee's consideration should submit the candidate's name and qualifications to the Corporate Secretary by fax to (719) 481-9294 or by mail to Corporate Secretary, Ramtron International Corporation, 1850 Ramtron Drive, Colorado Springs, Colorado 80921.

Code of Conduct

Our Code of Conduct, which applies to all employees, including all executive officers and senior officers, and directors is posted to our web site www.ramtron.com. The Code of Conduct is compliant with Item 406 of SEC Regulation S-K and The Nasdaq Stock Market corporate governance listing standards. Any changes to the Code of Conduct that affects the provisions required by Item 406 of Regulation S-K will also be disclosed on our web site. Any waivers of the Code of Conduct for our executive officers, directors or senior financial officers must be approved by our Audit Committee and those waivers, if any are ever granted, would be disclosed on our web site under the caption, "Exemptions to the Code of Conduct." There have been no waivers to the Code of Conduct. The Code of Conduct is available on our web site at www.ramtron.com. This material is available in print to any stockholder who requests it in writing by contacting the Secretary of the Company at 1850 Ramtron Drive, Colorado Springs, Colorado 80921.

                                    Page-55

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information for the three years ended December 31, 2004 concerning compensation paid or accrued by the Company to or on behalf of our Chief Executive Officer during 2004 and each of the two other most highly compensated executive officers of the Company whose compensation during 2004 exceeded $100,000.

                                                                      Long-Term
                                                                 Compensation Awards
                                                              -------------------------
                                   Annual Compensation         Securities   Restricted
Name and                      -----------------------------    Underlying     Stock        All Other
Principal Position      Year  Salary($)   Bonus($)   Other     Options(#)    Awards($)    Compensation
------------------      ----  ---------   --------  -------   -------------------------   ------------

William W. Staunton     2004  $288,750     $209,632  $51,065(1)   150,000     $    --       $3,075(2)
  Chief Executive       2003   264,687           --   52,991(1)   100,000          --           --
  Officer               2002   250,000           --   48,924(1)   100,000          --           --

Greg B. Jones           2004  $238,219     $172,089  $    --       60,000     $    --       $3,075(2)
  President,            2003   222,338           --       --       75,000          --            --
  Technology Group      2002   210,000           --       --       50,000          --            --

LuAnn D. Hanson(3)      2004  $142,896     $    --   $62,322(4)        --     $    --       $2,022(2)
  Chief Financial       2003   174,694          --        --       75,000          --            --
  Officer and Vice      2002   165,000          --        --       50,000          --            --
  President of Finance

-----------

(1) Includes amounts paid for housing and auto allowances and amounts paid for personal travel ($18,902) and spouse travel ($2,163) in 2004; personal travel ($22,021) and spouse travel ($970) in 2003; and personal travel ($17,772) and spouse travel ($1,152) in 2002.

(2)  Includes amount paid for our matching contribution to 401(k)
     Retirement Plan.

(3)  Ms. Hanson resigned her positions with the Company in October 2004.

(4)  Includes amount paid in accrued vacation.

                                    Page-56

OPTION GRANTS IN 2004

The following table sets forth certain information concerning stock option grants in 2004 to each of the executive officers named in the Summary Compensation Table who received stock option grants in 2004. The exercise price of all options granted below was equal to the reported closing price of our Common Stock on The Nasdaq Stock Market (Nasdaq) on the date of grant.

                            Individual Grants
              ------------------------------------------
                                                                Potential
                                                               Realizable
                 No. of                                         Value at
               Securities % of Total                         Assumed Annual
               Underlying  Options                           Rates of Stock
                Options   Granted to  Exercise             Price Appreciation
                Granted   Employees    Price   Expiration  for Option Term(2)
Name              (#)     in 2004(1) ($/Share)    Date      5%($)     10%($)
----           ---------- ---------- --------- ---------- --------- ---------

William W.
Staunton, III
               150,000(3)    19.0%     $3.71   12/02/14   $349,980   $886,918

Greg B. Jones
                60,000(3)     7.6       3.71   12/02/14    139,992    354,767
---------------

(1) The Company granted options to purchase an aggregate of 787,700 shares to employees in 2004.

(2) Potential values are net of exercise price and before taxes payable in connection with the exercise of such options or the subsequent sale of shares acquired upon the exercise of such options. These values represent certain assumed rates of appreciation (i.e., 5% and 10% compounded annually over the term of such options) based on the SEC's rules. The actual values, if any, will depend upon, among other factors, the future performance of our Common Stock, overall market conditions and the named officer's continued employment with the Company. Therefore, the potential values reflected in this table may not necessarily be achieved.

(3) Such options were granted under the 1995 Plan, as amended, and vest and become exercisable in four equal annual installments beginning
     December 2, 2005.

                                    Page-57

AGGREGATED OPTIONS EXERCISED IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004

The following table sets forth the aggregate number and the value of options held as of the end of 2004 by the executive officers named in the Summary Compensation Table.

                              Number of Securities             Value of Unexercised
                         Underlying Unexercised Options        In-the-Money Options
                                at 12/31/04(#)                   at 12/31/04($)*
                         ------------------------------     --------------------------
Name                     Exercisable  Unexercisable         Exercisable  Unexercisable
----                     -----------  -------------         -----------  -------------
William W. Staunton       331,250       293,750              $171,250      $219,250

Greg B. Jones             427,250       153,750               291,000       143,400

LuAnn D. Hanson           229,898        93,750               139,917       126,000

-----------

* Represents the difference between the closing price of the Company's Common Stock on December 31, 2004 as reported on Nasdaq (i.e., $4.00 per share) and the exercise price of such options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL AGREEMENTS

To induce and help assure continuity of management and operations, the Company has entered into Change-of-Control Agreements (the Agreements) with Mr. Staunton, Mr. Jones and Mr. Balzer, which provide for certain severance benefits if the executive's employment is terminated following a "Change-of-Control." The Agreements are effective until March 29, 2006.

Under the Agreements with Mr. Staunton, Mr. Jones and Balzer, in the event of termination of the executive's employment by the Company, other than for "Cause," or by the executive for "Good Reason," the executive will receive:
(i) a severance payment equal to 24 months of base salary including targeted bonuses at 100% attainment; (ii) up to 24 months of continued eligibility to participate in medical and health benefit plans on the same use, terms and conditions in effect for the executive prior to his/her termination; and
(iii) immediate vesting and ability to exercise all stock options granted to the executive.

A "Change-of-Control" generally includes the occurrence of any of the following: (i) any person becomes the beneficial owner, directly or indirectly, of 50% or more of the voting power of the outstanding securities of the Company; (ii) the approval by our shareholders of a merger of the Company with or into any other corporation of which the Company is not the surviving corporation or in which the Company survives as a subsidiary of

                                    Page-58
another corporation; (iii) a consolidation of the Company with any other corporation; (iv) sale or disposition of all or substantially all of the Company's assets or the adoption of a plan of complete liquidation; or
(iv) the current members of the Board of Directors or those Board members nominated by the Company for election to the Board cease for any reason to constitute a majority of the Board.

COMPENSATION OF DIRECTORS. Effective October 1, 2004, the Chairman of the Board of Directors is paid an annual fee of $50,000. Directors who are not officers of the Company, are paid $12,000 annually; $1,500 per meeting attended in person; $1,000 per telephonic meeting attended; and $2,500 per meeting attended in person by Directors residing overseas. Directors residing in the United States are also reimbursed for reasonable expenses for attending meetings. Chairman of the Audit Committee is paid $9,000 annually. Chairman of the Compensation Committee is paid $3,000 annually. Chairman of the Nominating Committee is paid $3,000 annually. Committee members of the Audit, Compensation, and Nominating Committees are paid annually $6,000, $2,000 and $2,000, respectively. All such payments are made on a monthly basis. Non-employee directors of the Company are eligible to be granted non-statutory stock options under our 1995 Stock Option Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 9, 2005 by: (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all directors and executive officers of the Company as a group.

                                     Shares of Common Stock         Percent
Name of Beneficial Owner(1)            Beneficially Owned         of Class(2)
---------------------------          ----------------------       -----------
Infineon Technologies, AG                   5,488,635(3)              23.4%
St. Martin Strasse 53
Munich, D-81541, Germany

National Electrical Benefit Fund            2,555,377(4)              10.9
1125 15th Street, N.W., Room 912
Washington, D.C.  20005

Greg B. Jones                                 429,850(5)               1.9
William W. Staunton, III                      331,250(6)               1.5
LuAnn D. Hanson                               229,998(7)               1.0
William G. Howard                             184,000(8)                *
Eric A. Balzer                                149,000(9)                *
Klaus Fleischmann                             113,500(10)               *
Doris Keitel-Schulz                            80,000(11)               *

All directors and executive
officers as a group (7 persons)             1,517,498(12)              5.6
---------------
*    Less than one percent

                                    Page-59

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws where applicable, except as otherwise indicated in the information contained in these footnotes.

(2) Pursuant to Rule 13d-3(d)(1)(B) of the Securities Exchange Act of 1934, as amended (the Exchange Act), shares of Common Stock issuable upon the exercise of warrants or stock options held by each person set forth in the table which are currently or become exercisable within 60 days are included in the number of shares of Common Stock outstanding for purposes of determining the percentage ownership of such person.

(3) Includes: (i) 4,430,005 shares of Common Stock issued to Infineon Technologies, AG, pursuant to a Stock Purchase Agreement between the Company and Infineon Technologies, AG; (ii) 795,967 shares of Common Stock issuable to Infineon pursuant to the provisions of a $3,000,000 convertible Debenture; and (iii) 262,663 shares of Common Stock issuable upon exercise of warrants held by Infineon.

(4) Includes: (i) 1,638,680 shares of Common Stock owned by the National Electrical Benefit Fund (the Fund); (ii) 905,697 shares of Common Stock issuable upon exercise of warrants held by the Fund; and (iii) 11,000 shares of Common Stock issuable upon exercise of options held by the Fund. The trustees of the Fund share voting and dispositive powers as to such shares.

(5)  Includes:  (i) 2,600 shares of Common Stock owned directly; and
     (ii) 427,750 shares issuable to Mr. Jones upon exercise of options.

(6) Includes 331,250 shares issuable to Mr. Staunton upon exercise of options.

(7)  Includes: (i) 100 shares of Common Stock owned directly; and
     (ii) 229,898 shares issuable to Ms. Hanson upon exercise of options.

(8) Includes 184,000 shares issuable to Dr. Howard upon exercise of options.

(9) Includes: (i) 50,000 shares of Common Stock owned directly; and 99,000 shares of Common Stock issuable to Mr. Balzer upon exercise of options.

(10) Includes:  (i) 500 shares of Common Stock owned directly; and
     (ii) 113,000 shares of Common Stock issuable to Mr. Fleischmann upon exercise of options.

(11) Includes 80,000 shares of Common Stock issuable to Ms. Keitel-Schulz upon exercise of options.

(12) Includes 1,234,500 shares of Common Stock issuable to current officers and directors upon exercise of options.

                                    Page-60

The following table summarizes information as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

                     Equity Compensation Plan Information
                     ------------------------------------

                    Number of
                   securities            Weighted-
                     to be                average
                   issued upon           exercise             Number of
                   exercise of           price of             securities
                   outstanding          outstanding       remaining available
                    options,             options,         for future issuance
                  warrants and         warrants and           under equity
Plan category        rights               rights           compensation plans
-------------     ------------         ------------       -------------------
Equity
compensation
plans approved
by security
holders             4,670,071              $5.48                 81,408

Equity
compensation
plans not
approved by
security
holders(1)            450,291              $3.89                  7,947
                    ---------                                   -------
Total               5,120,362              $5.34                 89,355
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

                                    Page-61

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE FUND.  The National Electrical Benefit Fund (the
Fund) is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the 1989 Fund Purchase Agreement), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2004, 2003 and 2002, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $65,000, $142,000 and $0 during 2004, 2003 and 2002, respectively. $15,000, $20,000 and $100,000 related to this obligation are included in accrued liabilities as of December 31, 2004, 2003 and 2002, respectively.

EXECUTIVE OFFICERS AND CHANGE-OF-CONTROL AGREEMENTS

Our executive officers, William W. Staunton, III, Greg B. Jones, and Eric A. Balzer are entitled to certain benefits upon a change-of-control. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change-of-Control Agreements."

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by our auditors in 2004 and 2003 for these various services were:

Type of Fee                 2004            2003
------------------        --------        --------
Audit fees                $231,500        $117,500
Audit related fees        $  9,500        $  8,500
Tax fees                  $ 16,000        $ 16,000
All other fees                  --              --

AUDIT FEES. KPMG's fees billed to the Company during 2004 and 2003 for annual audit services and the review of interim financial statements.

AUDIT-RELATED FEES. KPMG's fees billed to the Company during 2004 and 2003 for audit-related services including fees for our employee benefit plan audit that were not included under the heading "Audit Fees."

TAX FEES. KPMG's fees billed to the Company during 2004 and 2003 are for tax consultation and tax return preparation services

ALL OTHER FEES. KPMG's did not render services to the Company that were not included in the other three categories.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. KPMG did not render any professional services to the Company in 2004 or 2003 with respect to financial information systems design and implementation.

                                    Page-62

The Audit Committee has established a policy whereby the independent auditor is required to seek pre-approval by the Audit Committee of all audit and permitted non-audit services by providing a prior description of the services to be performed and specific estimates for each such services. The Audit Committee approved all of the services performed by KPMG during fiscal 2004.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm  . . . . . . .    47
Consolidated Balance Sheets as of December 31, 2004 and 2003 . . . . .    F-1
Consolidated Statements of Operations for the years ended December 31,
   2004, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . .    F-2
Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2004, 2003 and 2002  . . . . . . . . . . .    F-4
Consolidated Statements of Cash Flow for the years ended
    December 31, 2004, 2003 and 2002 . . . . . . . . . . . . . . . . .    F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F-7

(2)  Financial Statement Schedules:
                                                                         Page
                                                                         ----
     Schedule II:  Valuation and Qualifying Accounts . . . . . . . . .    64

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this report.

                                    Page-63

               Schedule II:  Valuation and Qualifying Accounts
               ===============================================

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

Column A           Column B        Column C            Column D    Column E
---------          ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended
December 31, 2002:

Accounts receivable
 reserves             $187        $230         $--        $282       $135
                     =====================================================
Inventory
obsolescence reserve  $479        $176         $--        $429       $226
                     =====================================================

Year Ended
December 31, 2003:

Accounts receivable
 reserves             $135        $386         $--        $311       $210
                     =====================================================
Inventory
obsolescence reserve  $226        $278         $--        $ 54       $450
                     =====================================================

Year Ended
December 31, 2004:

Accounts receivable
 reserves             $210        $176         $--        $205       $181
                     =====================================================
Inventory
obsolescence reserve  $450        $121         $--        $231       $340
                     =====================================================

                                    Page-64

                               INDEX TO EXHBITS
-----------------------------------------------------------------------------

         Exhibit
         Number
         -------

          3.1    Certificate of Incorporation of Registrant, as amended.(7)
          3.2    Bylaws of Registrant, as amended.(21)

          4.1 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(5)
          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(5)
          4.3 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(8)
          4.4 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes.(11)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(12)
          4.6 Securities Purchase Agreement between the Registrant and Infineon Technologies, AG, dated March 14, 2002.(16)
          4.7 Securities Purchase Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 14, 2002.(16)
          4.8 Secured Convertible Debenture between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(16)
          4.9    Secured Convertible Debenture between the Registrant and
                 Bramwell Capital Corp., dated March 28, 2002.(16)
          4.10   Secured Convertible Debenture between the Registrant and
                 Halifax Fund, L.P. dated March 28, 2002.(16)
          4.11 Security Agreement between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(16)
          4.12 Amendment No. 1 to Share Purchase Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(16)
          4.13 Amendment No. 1 to Registration Rights Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(16)
          4.14 Registration Rights Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 28, 2002.(16)
          4.15   Waiver Agreement between Bramwell Capital Corporation
                 and the Registrant, dated August 18, 2003.(19)
          4.16   Waiver Agreement between Halifax Fund, L.P. and the
                 Registrant, dated August 18, 2003.(19)
          4.17 Waiver Agreement between Infineon Technologies AG and the Registrant, dated August 18, 2003.(19)
          4.18 Warrant to Purchase Common Stock between the Registrant and Infineon Technologies, AG, dated March 28, 2002 and as amended on August 18, 2003.(22)

                                    Page-65

          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.(22)
          4.20 Warrant to Purchase Common Stock between the Registrant and Halifax Fund, L.P., dated March 28, 2002 and as amended on August 18, 2003.(22)
          4.21 Amendment to Security Agreement and Release of Certain Intellectual Property between the Registrant and Infineon Technologies AG, dated March 30, 2004.(23)
          4.22 Third Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated June 28, 2004.(24)

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement and Stock Purchase Agreement.(2)
         10.2 Registrant's Amended 1989 Non-statutory Stock Option Plan and forms of Non-statutory Stock Option Agreement and Stock Purchase Agreement.(3)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.5 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(7)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(7)
         10.9    Registrant's 1999 Stock Option Plan.(7)
         10.10 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(8)
         10.11* Agreement between Infineon Technologies AG and Enhanced Memory Systems, Inc., a subsidiary of the Registrant, as amended, dated January 26, 2000.(6)
         10.12* Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(9)
         10.13* Manufacturing Agreement between the Registrant and Hewlett-Packard dated May 26, 2000.(10)
         10.14 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(9)
         10.15 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(11)
         10.16   Amendment No. 2 to Registrant's 1989 Non-statutory Stock
                 Option Plan, as amended, dated July 25, 2000.(11)
         10.17   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(11)

                                    Page-66

         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(11)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(11)
         10.20   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(11)
         10.21* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(14)
         10.22*  FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(15)
         10.23   Credit and Security Agreement between Registrant, Enhanced
                 Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.(18)
         10.24 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated March 31, 2003.(18)
         10.25 Revolving Note between Enhanced Memory Systems, Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.(18)
         10.26 Revolving Note between Mushkin Inc. and Wells Fargo Business Credit, Inc. dated March 31, 2003.(18)
         10.27 Guaranty by Registrant of Enhanced Memory Systems, Inc. for the benefit of Wells Fargo Business Credit, Inc. dated
                 March 31, 2003.(18)
         10.28 Guaranty by Registrant of Mushkin Inc. for the benefit of Wells Fargo Business Credit, Inc. dated March 31, 2003.(18)
         10.29 First Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated June 12, 2003.(20)
         10.30 Second Amendment to Credit and Security Agreement between the Registrant, the Registrant's subsidiaries Enhanced Memory Systems, Inc. and Mushkin Inc. and Wells Fargo Business Credit, Inc., dated September 5, 2003.(20)
         10.31* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (24)
         10.32 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(24)
         10.33 Offer Letter between the Registrant and Eric A. Balzer, dated October 28, 2004.(25)
         10.34   Change in Control Agreement between the Registrant and
                 Eric A. Balzer dated December 2, 2004.

         21.1    Subsidiaries of Registrant.(21)

         23.1    Consent of Independent Registered Public Accounting Firm

         31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                    Page-67

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

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(13)
         99.2* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.(17)
         99.3 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503;
                 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02.(15)

* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.
-----------

(1)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 26, 1997.

(2)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended June 30, 1991, filed with the Securities and Exchange Commission on September 30, 1991.

(3)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1994 filed with the Securities and Exchange Commission on April 17, 1995.

(4)  Incorporated by reference to our Form S-1 Registration
     Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(5)  Incorporated by reference to our Form 8-K (Commission File No.
     0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(6) Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on February 18, 2000.

                                    Page-68

(7)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(8) Incorporated by reference to our Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

(9)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 22, 2000.

(10)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

(11)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(12)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(13)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on June 8, 2001.

(14) Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
      September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

(15)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

(16)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2002.

(17) Incorporated by reference to our Amendment No. 2 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
      March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002, as amended on July 23, 2001.

                                    Page-69

(18)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003.

(19)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 19, 2003.

(20)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 7, 2003.

(21)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(22)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 25, 2004.

(23)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 13, 2004.

(24)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.

(25)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

                                    Page-70

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 15, 2005.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ William G. Howard
-------------------------       Chairman                          3-15-05
William G. Howard

/S/ Klaus Fleischmann
---------------------------     Director                          3-15-05
Klaus Fleischmann

/S/ Doris Keitel-Schulz
---------------------------     Director                          3-15-05
Doris Keitel-Schulz

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-15-05
William W. Staunton, III        Officer

/S/ Greg B. Jones
-------------------------       Director and                      3-15-05
Greg B. Jones                   President-Technology Group

/S/ Eric A. Balzer
-------------------------       Director and Chief Financial      3-15-05
Eric A. Balzer                  Officer (Principal Accounting
                                Officer)

                                    Page-71