Form 10-Q
period 2005-03-31
RAMTRON INTERNATIONAL CORP
filed 2005-05-10
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No  / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 22,420,126 shares as of May 6, 2005.

                                    Page-1

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of March 31, 2005 and
             December 31, 2004 . . . . . . . . . . . . . . . . . . . .    3
        (b)  Consolidated Statements of Operations for the
             Three Months ended March 31, 2005 and 2004  . . . . . . .    4
        (c)  Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2005 and 2004  . . . . . . .    5
        (d)  Notes to Financial Statements . . . . . . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      33

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . .   34

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   36

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .   36

                                    Page-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Mar. 31,    Dec. 31,
                                                           2005        2004
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  3,812    $  6,384
   Restricted cash                                            48         219
   Accounts receivable, less allowances
     of $122 and $181, respectively                        7,272       8,606
   Inventories                                             6,599       5,769
   Other current assets                                      428         441
                                                        ---------   ---------
      Total current assets                                18,159      21,419

Property, plant and equipment, net                         4,174       3,991
Goodwill, net                                              4,020       4,020
Intangible assets, net                                     3,892       3,797
Other assets                                                 379         426
                                                        ---------   ---------
      Total assets                                      $ 30,624    $ 33,653
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,926    $  3,765
   Accrued liabilities                                     1,659       2,957
   Deferred revenue                                        1,224       1,350
   Current portion of long-term promissory notes             250         250
   Liabilities of discontinued operation                     239         239
                                                        ---------   ---------
      Total current liabilities                            6,298       8,561

Deferred revenue                                           4,697       4,986
Long-term promissory notes net of unamortized
   discount of $1,024 and $1,151, respectively             5,067       4,914
                                                        ---------   ---------
      Total liabilities                                   16,062      18,461
                                                        ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     22,420,126 and 22,380,126 shares issued and
     outstanding, respectively                               224         224
   Additional paid-in capital                            235,548     235,455
   Accumulated deficit                                  (221,210)   (220,487)
                                                        ---------   ---------
      Total stockholders' equity                          14,562      15,192
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 30,624    $ 33,653
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                           2005       2004
                                                         ---------  ---------
Revenue:
   Product sales                                         $ 12,494   $ 12,953
   License and development fees                               179        179
   Royalties                                                  231        208
   Customer-sponsored research and development                125        142
                                                         ---------  ---------
                                                           13,029     13,482
                                                         ---------  ---------
Costs and expenses:
   Cost of product sales, exclusive of provision for
      inventory write-off and warranty charge               8,219      7,714
   Provision for inventory write-off and warranty charge      872         60
   Research and development                                 1,711      1,365
   Customer-sponsored research and development                166        141
   General and administrative                                 992      1,156
   Sales and marketing                                      1,517      1,521
                                                         ---------  ---------
                                                           13,477     11,957
                                                         ---------  ---------
Operating income (loss)                                      (448)     1,525
Interest expense, related party                               (81)      (144)
Interest expense, other                                      (210)      (217)
Other income, net                                              16          5
                                                         ---------  ---------
Income (loss) from continuing operations                     (723)     1,169

Loss from discontinued operation                               --       (333)
                                                         ---------  ---------
Net income (loss)                                        $   (723)  $    836
                                                         =========  =========
Net income (loss) per share:
  Basic:
    Income (loss) from continuing operations             $  (0.03)  $   0.05
    Loss from discontinued operation                           --      (0.01)
                                                         ---------  ---------
      Total                                              $  (0.03)  $   0.04
                                                         =========  =========
  Diluted:
    Income (loss) from continuing operations             $  (0.03)  $   0.05
    Loss from discontinued operation                           --      (0.01)
                                                         ---------  ---------
      Total                                              $  (0.03)  $   0.04
                                                         =========  =========
Weighted average shares outstanding:
   Basic                                                   22,415     22,195
                                                         =========  =========
   Diluted                                                 22,415     23,121
                                                         =========  =========
See accompanying notes to consolidated financial statements.

                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                             (Amounts in thousands)

                                                           2005        2004
                                                         ---------  ---------
Cash flows from operating activities:
   Net income (loss)                                     $   (723)  $    836
   Adjustments used to reconcile net income
    (loss) to net cash used in operating activities:
     Loss from discontinued operation                          --        333
     Depreciation and amortization                            328        342
     Amortization of debt discount                            127        196
     Imputed interest on note payable                          26         --
     Provision for inventory write-off and warranty charge    872         60
     Loss on abandonment of patents                            13         13
     Gain on disposition of equipment                        (149)       (30)
     Stock options issued for services                         16         --

   Changes in assets and liabilities:
     Accounts receivable                                    1,334     (2,019)
     Inventories                                           (1,363)       (95)
     Accounts payable and accrued liabilities              (2,476)      (240)
     Deferred revenue                                        (415)      (400)
     Other                                                     60         39
                                                         ---------  ---------
       Net cash used in operating activities               (2,350)      (965)
                                                         ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (464)       (11)
   Proceeds from sale of assets                               162        130
   Change in restricted cash                                  171        207
   Payments for intellectual property                        (168)       (19)
   Net cash used in discontinued operation                     --       (135)
                                                         ---------  ---------
       Net cash (used in) provided by investing
          activities                                         (299)       172
                                                         ---------  ---------
Cash flows from financing activities:
   Proceeds from line of credit                                --        750
   Principal payments on promissory notes                      --       (600)
   Issuance of common stock                                    77         12
                                                         ---------  ---------
       Net cash provided by financing activities               77        162
                                                         ---------  ---------
Net decrease in cash and cash equivalents                  (2,572)      (631)
Cash and cash equivalents, beginning of period              6,384      4,798
                                                         ---------  ---------
Cash and cash equivalents, end of period                 $  3,812   $  4,167
                                                         =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                $     85   $     43
                                                         =========  =========
   Cash paid for income taxes                            $     60   $     --
                                                         =========  =========
See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2005
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements at March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 have been prepared from the books and records of Ramtron International Corporation, (the "Company"), without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECLASSIFICATIONS

Certain 2004 balances have been reclassified to conform to the current year presentation.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after January 1, 2006. The Company is currently assessing its valuation options allowed in this Standard. Even though the Company has not quantified the dollar amount of this new accounting standard, the result will have a negative impact on the Company's earnings starting with the accounting period beginning January 1, 2006.

                                    Page-6

NOTE 4.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No.
25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted to employees under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net income or loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three month periods ended March 31, 2005 and 2004 would have changed to the following adjusted amounts:

                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                             2005             2004
                                           --------         --------
                                    (in thousands, except per share amounts)

Net income (loss) as reported              $  (723)         $   836

Stock-based employee compensation cost
included in net income (loss) as reported       --               --

Stock-based employee compensation cost
that would have been included in net
income (loss) if the fair value method
has been applied to all awards                 439              379
                                           --------         --------
Pro forma net income (loss) as if the
fair value method had been applied to
all awards                                 $(1,162)         $   457
                                           ========         ========

Net income (loss) per share:

    Basic - as reported                    $ (0.03)         $  0.04
                                           ========         ========
    Basic - pro forma                      $ (0.05)         $  0.02
                                           ========         ========

    Diluted - as reported                  $ (0.03)         $  0.04
                                           ========         ========
    Diluted - pro forma                    $ (0.05)         $  0.02
                                           ========         ========

                                    Page-7

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2005 and 2004:

                                              2005          2004
                                           ----------    ----------
          Risk free interest rate            4.17%         3.00%
          Expected dividend yield               0%            0%
          Expected lives                    4.0 years     4.0 years
          Expected volatility                  93%          109%

The weighted average fair value per share of shares granted during the three months ended March 31, 2005 and 2004 was $2.65 and $2.36, respectively.

NOTE 5.  INVENTORIES

Inventories consist of:
                                             Mar. 31,     Dec. 31,
                                              2005          2004
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $2,926       $3,973
          Work in process                     3,946        2,136
          Obsolescence reserve                 (273)        (340)
                                             -------      -------
                                             $6,599       $5,769
                                             =======      =======

During the quarter ended March 31, 2005, the Company's FRAM Segment took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line. In connection with the low yields, we recently discovered that under very unique application conditions, one of our 0.35 products had an operating sensitivity that may cause it to not perform as expected. The provision for inventory write-off includes, among other things, actual and anticipated costs to re-screen our existing inventory as well as potential warranty costs associated with product that has been purchased by customers that may be subject to the re-screening process.

NOTE 6.   EARNINGS PER SHARE

We calculate income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by weighted average shares outstanding. Diluted net income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where we recorded a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

                                    Page-8

The following table sets forth the calculation of net income (loss) per common share for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2005      2004
                                                    --------  --------

Net income (loss)                                   $  (723)  $   836
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             22,380    22,191
   Weighted average common shares issued
     during period                                       35         4
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              22,415    22,195

   Effect of other dilutive securities:
    Options                                              --       673
    Warrants                                             --       253
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            22,415    23,121
                                                    ========  ========

Net income (loss) per share:
  - basic                                           $ (0.03)  $  0.04
                                                    ========  ========
  - diluted                                         $ (0.03)  $  0.04
                                                    ========  ========

As of March 31, 2005, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2005    March 31, 2004
                                    --------------    --------------
                                            (in thousands)

Warrants                                  2,331            2,331
Options                                   4,995            4,500
Convertible debentures                    1,203            1,592

                                    Page-9

NOTE 7.   CONTINGENCIES

PATENT INTERFERENCE PROCEEDING. On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle their long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to its FRAM business in the United States.

Under the terms of the settlement agreement Ramtron has abandoned four of the five claims in its existing patent, two of National's patent applications relating to the interference claims have been assigned to Ramtron and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. At March 31, 2004, we recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. We have not recorded an impairment of the existing patents held for the technology in dispute as we believe, with the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, we believe the amounts capitalized related to these patents and licenses will be recovered through future cash flows.

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

NOTE 8.  LONG-TERM DEBT

On March 14, 2002, we signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price (VWAP) of the Company's common stock prior to the transaction signing, and is convertible at any time up to the maturity date of March 28, 2007. The debentures are secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents.

                                    Page-10

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of March 31, 2005 and December 31, 2004 as a result of the issuance of the warrants is approximately $679,000 and $763,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature was recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of March 31, 2005 and December 31, 2004 as a result of the beneficial conversion feature is approximately $345,000 and $388,000, respectively.

The debentures contain covenants including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, we entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that we make quarterly principal payments to the debenture holders over the following six quarters. Through December 31, 2004, we had made principal payments totaling approximately $3.5 million. To fulfill our Waiver Agreement obligations we made a final quarterly principal payment of $125,000 on December 31, 2004. As of March 31, 2005 and December 31, 2004, $4,535,000 were outstanding on these debentures.

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

As of March 31, 2005, we were in compliance with all covenants of the debentures.

                                    Page-11

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 7 of these Notes of Consolidated Financial Statements above). As a result of the settlement, beginning April 2004, we are required to pay National $250,000 annually through 2013. As of March 31, 2005, the present value of this promissory note is $1,806,000, which is being discounted at 5.75%.

On March 31, 2003, we signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provided for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility included the Company's non-European accounts receivable and inventories. As of March 31, 2005, there were no amounts outstanding on this line of credit. On April 1, 2005, we terminated our agreement with Wells Fargo Business Credit, Inc.

On April 1, 2005, we entered into a $4 million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4 million secured revolving credit facility. The New Credit Facility replaces the existing $3.0 million line of credit with Wells Fargo Business Credit, Inc. The New Credit Facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of our assets except for our intellectual property, European receivables, and real estate. The Credit Facility contains terms and covenants typically found in such agreement and is subject to the terms of the definitive loan agreement.

NOTE 9.   SEGMENT INFORMATION

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business units based upon differences in products and distribution channels.

Our continuing operations are conducted through two business segments, our FRAM business and our DRAM business. Our FRAM business is our primary business segment that develops, manufactures and sells ferroelectric nonvolatile random access memory products and licenses the technology related to such products. Our secondary business segment is our wholly owned subsidiary, Mushkin Inc., which distributes high-speed DRAM module products in the aftermarket through both direct, retail, and e-commerce sales channels.

The accounting policies for determining segment net income are the same used in the consolidated financial statements. There are no internal sales between segments.

                                    Page-12

The following table presents segment information for the three months ended March 31, 2005 and 2004.

                                           2005                           2004
                               -----------------------------   -----------------------------
                                 FRAM       DRAM     Total     FRAM       DRAM     Total
                               -----------------------------   -----------------------------
                                                     (in thousands)

Revenue:
  Product sales                $ 7,493   $ 5,001    $12,494    $ 8,427   $ 4,526    $12,953
  License and
    development fees               179        --        179        179        --        179
  Royalties                        231        --        231        208        --        208
  Customer-sponsored
    research and development       125        --        125        142        --        142
                               --------  --------   --------   --------  --------   --------
                                 8,028     5,001     13,029      8,956     4,526     13,482

Costs and expenses               8,374     5,103     13,477      7,586     4,371     11,957
                               --------  --------   --------   --------  --------   --------
Segment income (loss)          $  (346)  $  (102)   $  (448)   $ 1,370   $   155    $ 1,525
                               ========  ========   ========   ========  ========   ========

Segment income excludes interest income, interest expense and miscellaneous charges on a total basis of $(275,000) and $(356,000) in 2005 and 2004, respectively, not allocated to business segments.

NOTE 10.  GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS No. 142)." Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144)." At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

There was no change in the carrying amount of goodwill for the three-month period ended March 31, 2005.

                                    Page-13

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       March 31,         December 31,
                                         2005                2004
                                     ------------       ------------
                                               (in thousands)
   Amortizable intangible assets:
       Patents                         $ 6,275            $ 6,124
       Accumulated amortization         (2,383)            (2,327)
                                       --------           --------
         Total                         $ 3,892            $ 3,797
                                       ========           ========

Amortization expense for intangible assets for the three months ended
March 31, 2005 and 2004, was approximately $60,000 and $107,000, respectively. Estimated amortization expense for intangible assets, is $252,000 annually in 2005 through 2009 and $2.6 million thereafter.

NOTE 11.  DISCONTINUED OPERATION

During the first quarter of 2004, we committed to a plan to sell substantially all of the remaining assets of EMS. The remaining assets consisted primarily of EMS' patent portfolio. We completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Security Agreement with Infineon, we were required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 8 of these Notes of Consolidated Financial Statements above) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

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

                                    Page-14

Summary results for the discontinued operation are as follows (in thousands):

                                       For the three months ended
                                                March 31,
                                       --------------------------
                                         2005              2004
                                       --------          --------
    Operating results:
      Revenue                          $    --           $   295
      Costs and expenses                    --              (264)
      Impairment of patents                 --              (364)
                                       --------          --------
        Loss from discontinued
          operation                    $    --           $  (333)
                                       ========          ========

Amounts included in the March 31, 2005 and December 31, 2004 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                          March 31,    December 31,
                                            2005           2004
                                          --------     ------------
Liabilities of discontinued operation:
  Accounts payable                        $   239        $   239
                                          ========       ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

                                    Page-15

                 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Revenue from product sales to direct customers is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

Revenue from licensing programs is recognized over the period we are required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers is recognized as the services are performed.

Revenue from royalties is recognized upon the notification to us of shipment of product from our technology license partners to direct customers.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS. While we maintain a stringent credit approval process, significant judgments are made by management in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables that will ultimately not be collected. A significant change in the liquidity or financial position of customers could have a material adverse impact on our ability to collect accounts receivable and future operating results.

INVENTORY VALUATION. We write-down our inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                                    Page-16

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

DEFERRED INCOME TAXES. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets depends on our ability to generate sufficient taxable income in the appropriate tax jurisdiction in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

                                    Page-17

                           RESULTS OF OPERATIONS

OVERVIEW

We have been engaged primarily in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and the reselling of DRAM memory modules. Revenue has been derived from the sale of our FRAM and DRAM products since 1992. We have also generated revenue under license and development agreements for specific applications of our technologies with a limited number of established semiconductor manufacturers. Accordingly, fluctuations in our revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

Our continuing operations are conducted through two business segments, our FRAM business and our DRAM business. Our FRAM business is our primary business segment that develops, manufactures and sells ferroelectric nonvolatile random access memory products and licenses the technology related to such products. Our secondary business segment is our wholly owned subsidiary, Mushkin Inc., which distributes high-speed DRAM module products in the aftermarket through direct, retail, and e-commerce sales channels.

Our revenue was $13.0 million and $13.5 million for the three month periods ended March 31, 2005 and 2004, respectively. We reported a net loss of $723,000 for the first quarter of 2005, or a loss of $0.03 per diluted share, compared with net income of $836,000 that included a loss from our discontinued operation, or $0.04 per diluted share, for the first quarter of 2004.

For the three month periods ending March 31, 2005 and 2004, FRAM product sales represented approximately 60% and 65% of total product sales revenue, respectively, while DRAM product sales represented 40% and 35% for the same periods. During these periods, product sales revenue accounted for approximately 96% of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

First-quarter revenue from continuing operations decreased 3% to $13 million from the same period a year ago. Product sales decreased 4% from the first quarter of 2004, with total FRAM product sales decreasing 11%. Core FRAM, or non-ENEL, product revenue was up 46% from a year ago, while ENEL product revenue decreased 66% and represented 19% of total FRAM product revenue in the first quarter of 2005. We shipped approximately 900,000 units into the ENEL metering program during the quarter and approximately 7.4 million units to all other customers.

Product revenue of $5.0 million at our Mushkin business unit increased $475,000, or 10%, from the same quarter of 2004. DRAM product revenue resulted from its substantial retail presence primarily through Fry's Electronics (Fry's) and ABS Computer Technologies (ABS). Currently, Fry's and ABS's sales represent approximately 72% of Mushkin's first quarter revenue, compared to 70% for the same period in 2004.

                                    Page-18

Our costs and expenses were $13.5 million during the three months ended March 31, 2005, compared with $12.0 million for the same period in 2004.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 73% and 60% for the three month periods ending March 31, 2005 and 2004, respectively. Correspondingly, gross margin rates were 27% and 40% for the same periods of 2005 and 2004. FRAM product gross margins during the three months ending March 31, 2005 were 41%, compared with 54% during the same period of 2004.

During the quarter ended March 31, 2005, the Company's FRAM Segment took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line. In connection with the low yields, we recently discovered that under very unique application conditions, one of our 0.35 products had an operating sensitivity that may cause it to not perform as expected. When we discovered the problem, we took aggressive action to re-screen the product, which will result in a lower yield for that device. The provision for inventory write-off includes, among other things, actual and anticipated costs to re-screen our existing inventory as well as potential warranty costs associated with product that has been purchased by customers that may be subject to the re-screening process. The reported loss for the first quarter of 2005 is primarily attributable to provision for inventory write-off taken during the quarter.

DRAM product gross margins during the three months ending March 31, 2005 and 2004 were 7% and 15%, respectively.

QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004.

REVENUE. Total revenue for the quarter ended March 31, 2005 was $13.0 million, a decrease of $453,000, or 3%, from the quarter ended March 31, 2004.

Product sales decreases in our FRAM product line resulted in a 4% decrease in product revenue for the quarter ended March 31, 2005. Compared with the quarter ended March 31, 2004, FRAM product revenue decreased 11% to $7.5 million. This decrease resulted primarily from a $2.8 million decrease in revenue from ENEL. Shipments into the ENEL program were $1.4 million and $4.3 million, or approximately 19% and 51% of total FRAM product revenue for the quarters ended March 31, 2005 and 2004, respectively. Reduced revenue from the ENEL program resulted primarily from declining meter installation requirements by ENEL as the program nears its expected completion.

Shipments to FRAM customers other than ENEL, or core FRAM customers, were $6.1 million and $4.1 million, or approximately 81% and 49% of total FRAM product revenue for the quarters ended March 31, 2005 and 2004, respectively. This 46% increase over the same period in 2004 resulted primarily from increased demand from an expanding customer base in our target markets for our portfolio of stand alone memory and integrated FRAM products.

                                    Page-19

DRAM product revenue increased approximately $475,000 to $5.0 million during the three months ended March 31, 2005 compared to the same period in 2004 and is primarily the result of stable economic conditions in the retail and OEM markets Mushkin serves.

We recognized $179,000 in license and development fee revenue during the quarters ended March 31, 2005 and 2004, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $231,000 and $208,000 in the quarters ended March 31, 2005 and 2004, respectively. Royalty revenue in 2005 and 2004 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to our technology development program with Texas Instruments. The
Company recognized customer-sponsored research and development revenue of $125,000 and $142,000 during the quarters ended March 31, 2005 and 2004, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter depends upon the specific programs we are working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales, including inventory provision, as a percentage of product revenue during the first quarter of 2005 was 73% compared with 60% for the same period in 2004. Cost of sales associated with our FRAM products increased during the quarter from 46% in 2004 to approximately 59% in 2005. FRAM cost of sales increased due to low yields and provisions for inventory write-off. Cost of sales as a percentage of product revenue for our Mushkin subsidiary were 93% and 85% for the quarters ended March 31, 2005 and 2004, respectively. This increase is attributable to changes in the spot market pricing of DRAM components used to manufacture DRAM products and a lower of cost or market inventory adjustment recorded in 2005.

RESEARCH AND DEVELOPMENT. Combined research and development expenses for the quarter ended March 31, 2005 increased to $1.9 million, an increase of $371,000, or 25%, compared with the same period in 2004. These expenses, as a percentage of total sales were 14% in 2005, compared with 11% in 2004. The increase in research and development expenses was the result of increased expenses relating to design software maintenance contracts and increased headcount.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 2005 decreased $164,000 to $992,000 compared with the same period in 2004. This change is primarily the result of gains recorded on asset sales, which we classify as part of general and administrative expenses.

                                    Page-20

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended March 31, 2005 were $1.5 million, equivalent to the same period in 2004.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $63,000 to $81,000 for the quarter ended March 31, 2005, compared with the same period in 2004, primarily due to $1.6 million in principal payments made in 2004.

INTEREST EXPENSE, OTHER. Other interest expense decreased $7,000 to $210,000 for the three months ended March 31, 2005, primarily due to principal payments made in 2004 offset by interest amortization relating to our National Semiconductor Note.

LOSS FROM DISCONTINUED OPERATION. During the three months ended March 31, 2004, we committed to a plan to sell substantially all of the remaining assets of our subsidiary EMS. In accordance with SFAS No. 144, our consolidated financial statements have been recast to present this business as a discontinued operation. The $0.3 million operating loss in 2004 of the discontinued operation is primarily the result of an impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004. There was no activity in our discontinued operation during the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the three months ended March 31, 2005 increased $1.4 million from the same period in 2004. The primary reason for this increase is attributable to our loss for the quarter ended March 31, 2005 of $723,000 offset by our inventory provision of $872,000 compared to prior year's quarter net income of $836,000.

Accounts receivable decreased $1.3 million from the prior year end, thus increasing our cash flow from operating activities due primarily to a corresponding decrease in FRAM and DRAM revenue for the prior quarter.

Offsetting the accounts receivable decrease was an increase in our inventory of $1.4 million in anticipation of increased sales in the next quarter coupled with a decrease of $2.5 million in accounts payable and accrued liabilities primarily relating to payments made for management bonus and sales commissions during the quarter ended March 31, 2005.

Cash used in investing activities was $299,000 for the three months ended March 31, 2005 compared with cash provided by $172,000 for the same period in 2004. We purchased $464,000 of capital equipment during the quarter ended March 31, 2005 compared to $11,000 in the same period in 2004. Also, our payments for intellectual property increased by $149,000 compared to the same period in 2004.

                                    Page-21

Cash provided by financing activities during the three months ended March 31, 2005 decreased $85,000 from the same period in 2004 due primarily to a decrease in proceeds from line of credit offset by principal payments on promissory notes in the prior comparable quarter. We made a $250,000 principal payment in April 2005 relating to our note with National Semiconductor Corporation and no further principal payments are due for the remainder of 2005.

We entered into a credit and security agreement with Wells Fargo
Business Credit, Inc. to provide a secured $3 million revolving line of credit. As of March 31, 2005, there were no amounts outstanding on this line of credit. On April 1, 2005, we terminated our agreement with Wells Fargo Business Credit, Inc.

On April 1, 2005, we entered into a $4 million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4 million secured revolving credit facility. The New Credit Facility replaces the existing $3.0 million line of credit with Wells Fargo Business Credit, Inc. The New Credit Facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of the Company's assets except for its intellectual property, European receivables, and real estate.

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 7 of these Notes of Consolidated Financial Statements). As a result of the settlement, beginning April 2004 we are required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows is expected to be product sales from our FRAM and DRAM product lines.

We had $3.8 million in cash and cash equivalents at March 31, 2005. We believe we have sufficient resources to fund our operations through at least March 31, 2006. If this is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other financing source we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our FRAM products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

                                    Page-22

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2004 Form 10-K. At March 31, 2005, the Company's commitments under these obligations were as follows for the years ended December 31 (in thousands):

           Operating       NEBF             Debt(2)    Purchase
             Leases   Consulting Fee(1)  Agreements   Obligations(3)   Total
           ---------  -----------------  -----------  --------------  --------

2005         $262          $ 45            $  471      $ 3,384        $ 4,162
2006          193            60               498           --            751
2007           52            60             4,842           --          4,954
2008           56            60               250           --            366
2009           --            60               250           --            310
After 2009     --            60             1,000           --          1,060
            ------        ------           ------       -------       -------
Total        $563          $345            $7,311       $ 3,384       $11,603
            ======        ======           ======       =======       =======
-----------

(1) These consulting fees are required to be paid to the National Electrical Benefit Fund (NEBF) as long as NEBF owns at least 5% of the outstanding shares of the Company.

(2) Includes required principal and interest payments for outstanding debentures held by Infineon, Halifax and Bramwell, the National Settlement and minimum interest charges related to our revolving line of credit with Silicon Valley Bank.

(3) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are the result of purchase orders placed but not yet fulfilled by Fujitsu, our semiconductor wafer supplier.

OUTLOOK

We are engaged primarily in the research and development of ferroelectric technology and the design, development and commercialization of FRAM products and the reselling of DRAM memory modules. We derive revenue from the sale of our FRAM and DRAM products. We also generate revenue under license and development agreements for specific applications of our technologies with a limited number of established semiconductor manufacturers. Accordingly, fluctuations in our revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

Product revenue for the second quarter ending June 30, 2005 is currently anticipated to be between $12.5 million and $13.5 million. Other revenue for the second quarter, including license and development fees, royalties and customer-sponsored research and development, is expected to be approximately $500,000.

Gross margin for the second quarter is currently anticipated to be between 34% and 38%; operating expenses are expected to be between $4.2 million and $4.7 million.

                                    Page-23

In 2005, we expect ENEL to contribute $5 million to $6 million in revenue, down from $17 million in 2004. First quarter 2005 ENEL shipments were $1.4 million. We anticipate that second quarter ENEL revenue will increase over the first quarter of 2005, and the balance of ENEL shipments will lower in the third and fourth quarters of the year. We also expect some residual shipments during the first quarter of 2006.

We have been able to significantly increase revenue from customers other than ENEL, also called core FRAM revenue, which has contributed to an 80% compound annual growth rate for core FRAM product revenue since the first quarter of 2003. As a result, we anticipate that our core FRAM product revenue in 2005 will grow between 25% and 35% over 2004.

For 2005, we anticipate that our DRAM revenue will remain flat with 2004 revenue. We are focusing our efforts on activities that may serve to improve the product margins on DRAM sales by increasing our efforts to sell higher-end memory modules to the PC enthusiast, gamer and over clocking markets. We expect margin pressures to remain in the retail segment of Mushkin's business, which makes it difficult to predict the level of future margin improvements, if any.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with "Part I, Item 1. Financial Statements," "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" included in the Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation:

  -  The statements under the heading "Part 1, Item 1. Financial Statements
     - Note 7" concerning (1) we believe our business would not be materially affected by an adverse judgment by the Special Master on the remaining count of interference which statements are subject to various risks and uncertainties including the inaccuracy of our assessment on the impact of receiving a judgment adverse to us on the remaining count of interference;

  - The statements under the heading "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations" regarding our expected (1) revenue from the ENEL metering program and the significance of such revenue to our overall financial performance, revenues and gross margin levels; (2)cost increases in DRAM components used in Mushkin's DRAM modules and anticipated lower overall sales volume, and possible lower selling prices at Mushkin; (3) level of equipment and plant expenditures during 2005; (4) use of our credit facility for working capital requirements; (5) source of operating cash

                                    Page-24
     flows from its FRAM and DRAM product lines; (6) sufficiency of cash resources to fund our operations through at least March 31, 2006, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, foundry partner's timely ability to successfully manufacture products for Ramtron, foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We reported a net loss of $723,000 for the first quarter of 2005. For the quarter ended December 31, 2004, we had net income of $836,000. We have historically incurred losses from operations since our inception and our achievement of and continued profitability is uncertain.

Our ability to achieve and maintain our profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, entering into additional license and research and development arrangements and success in raising additional financing to fund operations as necessary. There is no guarantee that we will be successful in addressing such risks.

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

                                    Page-25

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

We may not be able to replace our expected reduced revenue from ENEL in a timely manner, which could significantly reduce our revenue; our anticipated ENEL revenue may not be achieved.

                                    Page-26

In 2004, 2003, and 2002, approximately 46%, 60%, and 74%, respectively, of our FRAM product sales were generated from one customer, ENEL. Because our FRAM customer base is concentrated, the anticipated reduced business from this customer without a corresponding increase in revenue from core FRAM customers, may result in significant decreases in our revenue, which would also harm our cash flows, operating results and financial condition. In addition, there is no assurance that our anticipated revenue from ENEL will be achieved.

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

Our continued ability to generate revenue from the sale of DRAM products will depend on our successful marketing of new DRAM module products with improved price-performance characteristics, and we cannot provide any assurance that we will be successful in accomplishing the foregoing.

                                    Page-27

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our products. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third-party nondisclosure and assignment agreements. We cannot be assured that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

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

                                    Page-28

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

                                    Page-29

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

                                    Page-30

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

                                    Page-31

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

                                    Page-32

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This Standard also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after January 1, 2006. We are currently assessing our valuation options allowed in this Standard. Even though we have not quantified the dollar amount of this new accounting standard at this time, the result will have a negative impact on our earnings starting with the accounting period beginning January 1, 2006.

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

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at March 31, 2005 would have less than a $100,000 effect on the Company's earnings or cash flows in 2005.

                                    Page-33

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

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-Q.

                                    Page-34

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continuously evaluate our internal controls and make changes to improve them as necessary. Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

Remediation Steps to Address Material Weaknesses Reported for the period ended December 31, 2004 - Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the following material weaknesses: (1) Company policies and procedures did not require matching of customer order documents with shipping and invoice documents prior to recording revenue, nor were appropriate information technology access controls present as part of the authorization of revenue process. The absence of these controls could have resulted in misstatements to revenue and accounts receivable, and (2) Company policies and procedures did not provide for adequate controls over the approval of cash disbursements at its Mushkin subsidiary. The absence of these controls could have resulted in misstatement and misclassification of recorded costs and expenses.

We implemented the following controls subsequent to December 31, 2004 to correct the identified material weaknesses in the internal control over financial reporting, discussed above.

(a) Information technology access controls were modified to ensure proper segregation of duties at our headquarters.

(b) A new ERP system was purchased and installed at Mushkin. Access security to ensure proper segregation of duties was developed as part of the implementation plan and reviewed by management.

(c) Two signatures are now required for all checks written from Mushkin's accounts.

                                    Page-35

(d) The three way matching of accounts payable is now performed at the Company's headquarters and not at Mushkin.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information required by this item is incorporated by reference from the information contained under the caption "Part I, Item 3, Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

ITEMS 2-5 - NONE

ITEM 6 - EXHIBITS

(a)  Exhibits:

         10.1 Credit Facility between Silicon Valley Bank, Ramtron International Corporation and Mushkin Inc. dated
                April 1, 2005.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 9, 2005                             /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                    Page-36