Form 10-Q
period 2005-06-30
RAMTRON INTERNATIONAL CORP
filed 2005-08-09
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2005

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

Common Stock, $.01 Par Value - 22,434,192 shares as of August 5, 2005.

                                    Page-1

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of June 30, 2005 and
             December 31, 2004 . . . . . . . . . . . . . . . . . . . .    3
        (b)  Consolidated Statements of Operations for the
             Three and Six Months ended June 30, 2005 and 2004   . . .    4
        (c)  Consolidated Statements of Cash Flows for the
             Six Months ended June 30, 2005 and 2004 . . . . . . . . .    6
        (d)  Notes to Financial Statements . . . . . . . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      43

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . .   44

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   45

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .   46

                                    Page-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         June 30,    Dec. 31,
                                                           2005        2004
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  3,165    $  6,384
   Restricted cash                                            --         219
   Accounts receivable, less allowances
     of $127 and $181, respectively                        6,760       8,606
   Inventories                                             6,328       5,769
   Other current assets                                      563         441
                                                        ---------   ---------
      Total current assets                                16,816      21,419

Property, plant and equipment, net                         4,256       3,991
Goodwill, net                                                585       4,020
Intangible assets, net                                     3,890       3,797
Other assets                                                 332         426
                                                        ---------   ---------
      Total assets                                      $ 25,879    $ 33,653
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,330    $  3,765
   Accrued liabilities                                     1,826       2,957
   Deferred revenue                                        1,047       1,350
   Current portion of long-term promissory notes             250         250
   Liabilities of discontinued operation                      --         239
                                                        ---------   ---------
      Total current liabilities                            5,453       8,561

Deferred revenue                                           4,378       4,986
Long-term promissory notes net of unamortized
   discount of $896 and $1,151, respectively               4,968       4,914
                                                        ---------   ---------
      Total liabilities                                   14,799      18,461
                                                        ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     22,424,792 and 22,380,126 shares issued and
     outstanding, respectively                               224         224
   Additional paid-in capital                            235,526     235,455
   Accumulated deficit                                  (224,670)   (220,487)
                                                        ---------   ---------
      Total stockholders' equity                          11,080      15,192
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 25,879    $ 33,653
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $10,669   $14,106   $23,163   $27,059
   License and development fees             179       179       358       358
   Royalties                                158       211       389       418
   Customer-sponsored research
     and development                        125       240       250       383
                                        --------  --------  --------  --------
                                         11,131    14,736    24,160    28,218
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales exclusive
     of provision for inventory
     write-off                            6,449     8,334    14,668    16,048
   Provision for inventory write-off        134        60     1,007       120
   Research and development               1,548     1,689     3,260     3,054
   Customer-sponsored research
     and development                        155       249       320       390
   General and administrative             1,044     1,394     2,036     2,551
   Sales and marketing                    1,676     1,507     3,193     3,028
   Impairment of goodwill                 3,435        --     3,435        --
   Impairment of long-lived assets          359        --       359        --
                                        --------  --------  --------  --------
                                         14,800    13,233    28,278    25,191
                                        --------  --------  --------  --------
Operating income (loss) from
   continuing operations                 (3,669)    1,503    (4,118)    3,027

Interest expense, related party             (81)     (101)     (162)     (245)
Interest expense, other                    (183)     (234)     (393)     (451)
Other income, net                           233        10       251        16
                                        --------  --------  --------  --------
Income (loss) from continuing operations
  before income tax provision            (3,700)    1,178    (4,422)    2,347
Income tax provision                         --       (21)       --       (21)
                                        --------  --------  --------  --------
Income (loss) from continuing operations (3,700)    1,157    (4,422)    2,326
Income (loss) from discontinued
  operation                                 239       (19)      239      (352)
                                        --------  --------  --------  --------
Net income (loss)                       $(3,461)  $ 1,138   $(4,183)  $ 1,974
                                        ========  ========  ========  ========

                                    Page-4

Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                        $ (0.16)  $  0.05   $ (0.20)  $  0.10
    Income (loss) from discontinued
      operation                            0.01        --      0.01     (0.01)
                                        --------  --------  --------  --------
      Total                             $ (0.15)  $  0.05   $ (0.19)  $  0.09
                                        ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                        $ (0.16)  $  0.05   $ (0.20)  $  0.10
    Income (loss) from discontinued
      operation                            0.01        --      0.01     (0.02)
                                        --------  --------  --------  --------
      Total                             $ (0.15)  $  0.05   $ (0.19)  $  0.08
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  22,422    22,199    22,419    22,197
                                        ========  ========  ========  ========
  Diluted                                22,422    24,119    22,419    23,636
                                        ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                   Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2005      2004
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $(4,183)  $ 1,974
   Adjustments used to reconcile net income to net
   cash provided (used) by operating activities:
     Net (gain) loss from discontinued operation              (239)      352
     Depreciation and amortization                             657       696
     Amortization of debt discount                             256       359
     Imputed interest on note payable                           48        25
     Provision for inventory write-off                       1,007       120
     Loss on abandonment of intangible assets                   48        16
     Gain on sale of equipment                                (197)      (26)
     Impairment of goodwill                                  3,435        --
     Impairment of long-lived assets                           109        --
     Options issued for services                                13        --

Changes in assets and liabilities:
   Accounts receivable                                       1,846    (2,658)
   Inventories                                              (1,387)      395
   Accounts payable and accrued liabilities                 (2,745)      (90)
   Deferred revenue                                           (911)     (815)
     Other                                                     (28)       98
                                                           --------  --------
       Net cash provided (used) by operating activities     (2,271)      446
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (901)     (357)
   Proceeds from sale of assets                                210       215
   Change in restricted cash                                   219       272
   Intellectual property                                      (284)      (77)
   Net cash provided by (used in) discontinued operations       --       885
                                                           --------  --------
       Net cash provided by (used in) investing activities    (756)      938
                                                           --------  --------
Cash flows from financing activities:
   Proceeds from line of credit                                 --       750
   Principal payments on debentures and line of credit        (250)   (2,815)
   Issuance of common stock                                     58       124
                                                           --------  --------
       Net cash used in financing activities                  (192)   (1,941)
                                                           --------  --------
Net decrease in cash and cash equivalents                   (3,219)     (557)

Cash and cash equivalents, beginning of period               6,384     4,798
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 3,165   $ 4,241
                                                           ========  ========

                                    Page-6

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $   307   $   218
                                                           ========  ========
   Cash paid for income taxes                              $    60   $    --
                                                           ========  ========
   Intellectual property acquired through issuance
      of long-term debt                                    $    --   $ 1,955
                                                           ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-7

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements at June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 have been prepared from the books and records of Ramtron International Corporation, (the "Company"), without audit. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

                                    Page-8

NOTE 4.   STOCK-BASED COMPENSATON

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No.
25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted to employees under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net income or loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three and six-month periods ended June 30, 2005 and 2004 would have changed to the following adjusted amounts:

                                                  Three Months Ended
                                                        June 30,
                                               -------------------------
                                                 2005             2004
                                               --------         --------
                                      (in thousands, except per share amounts)

Net income (loss) as reported                  $(3,461)         $ 1,138

Stock-based employee compensation cost
included in net income (loss) as reported           --               --

Stock-based employee compensation cost
that would have been included in net
income (loss) if the fair value method
has been applied to all awards                     444              378
                                               --------         --------
Pro forma net income (loss) as if the
fair value method had been applied to
all awards                                     $(3,905)         $   760
                                               ========         ========

Net income (loss) per share:

    Basic - as reported                        $ (0.15)         $  0.05
                                               ========         ========
    Basic - pro forma                          $ (0.17)         $  0.03
                                               ========         ========

    Diluted - as reported                      $ (0.15)         $  0.05
                                               ========         ========
    Diluted - pro forma                        $ (0.17)         $  0.03
                                               ========         ========

For disclosure purposes, the fair value of stock-based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and six months ended June 30, 2005 and 2004:

                                    Page-9

                                                   Six Months Ended
                                                       June 30,
                                               -------------------------
                                                 2005             2004
                                               --------         --------
                                      (in thousands, except per share amounts)

Net income (loss) as reported                  $(4,183)         $ 1,974

Stock-based employee compensation cost
included in net income (loss) as reported           --               --

Stock-based employee compensation cost
that would have been included in net
income (loss) if the fair value method
has been applied to all awards                     883              757
                                               --------         --------
Pro forma net income (loss) as if the
fair value method had been applied to
all awards                                     $(5,066)         $ 1,217
                                               ========         ========

Net income (loss) per share:

    Basic - as reported                        $ (0.19)         $  0.09
                                               ========         ========
    Basic - pro forma                          $ (0.23)         $  0.05
                                               ========         ========

    Diluted - as reported                      $ (0.19)         $  0.08
                                               ========         ========
    Diluted - pro forma                        $ (0.23)         $  0.05
                                               ========         ========

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                            ------------------         ------------------
                              2005      2004             2005      2004
                            --------  --------         --------  --------

  Risk Free Interest Rate      4.00%     3.00%            4.12%     3.00%
  Expected Dividend Yield         0%        0%               0%        0%
  Expected Lives             4.0 yrs   4.0 yrs          4.0 yrs   4.0 yrs
  Expected Volatility            89%      108%              92%      108%

The weighted average fair value per share of shares granted during the six months ended June 30, 2005 and 2004 was $2.44 and $2.66, respectively.

                                    Page-10

NOTE 5.  INVENTORIES

Inventories consist of:
                                             June 30,     Dec. 31,
                                              2005          2004
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $3,757       $3,973
          Work in process                     3,005        2,136
          Obsolescence reserve                 (434)        (340)
                                             -------      -------
                                             $6,328       $5,769
                                             =======      =======

During the quarter ended June 30, 2005, the Company's DRAM segment, Mushkin Inc., took a provision for inventory write-downs of approximately $170,000 based upon an offer price received for our DRAM segment in July 2005 (see
Note 12 of the Notes to Consolidated Financial Statements included in this Form 10-Q).

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

                                    Page-11

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

Net income (loss)                       $(3,461)  $ 1,138   $(4,183)  $ 1,974
                                        ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of period  22,420    22,196    22,380    22,191
   Weighted average common
     shares issued during period              2         3        39         6
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                  22,422    22,199    22,419    22,197

   Effect of other dilutive securities:
    Options                                  --     1,254        --       944
    Warrants                                 --       666        --       495
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted                22,422    24,119    22,419    23,636
                                        ========  ========  ========  ========
Net income (loss) per share:
  - basic                               $ (0.15)  $  0.05   $ (0.19)  $  0.09
                                        ========  ========  ========  ========
  - diluted                             $ (0.15)  $  0.05   $ (0.19)  $  0.08
                                        ========  ========  ========  ========

As of June 30, 2005, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

              Three Months      Six Months      Three Months      Six Months
                  Ended            Ended            Ended            Ended
              June 30, 2005    June 30, 2005    June 30, 2004    June 30, 2004
              -------------    -------------    -------------    -------------
                                    (in thousands)

Warrants          2,331            2,331              667              725
Options           4,996            4,996            1,396            2,151
Convertible
  debentures      1,203            1,203            1,270            1,270

                                    Page-12

NOTE 7.   CONTINGENCIES

PATENT INTERFERENCE PROCEEDING. On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle a long standing patent interference dispute that began in 1991. The patent interference proceeding was declared in the United States Patent and Trademark Office (the Patent Office) in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to our FRAM business in the United States.

Under the terms of the settlement agreement Ramtron abandoned four of the five claims in its existing patent, two of National's patent applications relating to the interference claims have been assigned to Ramtron, and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. At March 31, 2004, we recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. We have not recorded an impairment of the existing patents held for the technology in dispute because we believe, with the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, we believe the amounts capitalized related to these patents and licenses will be recovered through future cash flows.

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

NOTE 8.  LONG-TERM DEBT

On March 14, 2002, we signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures. The debentures are convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price (VWAP) of the Company's common stock prior to the transaction signing, and is convertible at any time up to the maturity date of March 28, 2007. The debentures are secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents. The debentures were retired on July 1, 2005.

                                    Page-13

In addition, 700,435, 5-year common stock warrants were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount is accounted for as a discount to the outstanding debentures and is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of June 30, 2005 and December 31, 2004 as a result of the issuance of the warrants is approximately $594,000 and $763,000, respectively.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature was recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount is being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of June 30, 2005 and December 31, 2004 as a result of the beneficial conversion feature is approximately $302,000 and $388,000, respectively.

The debentures contain covenants including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, we entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that we make quarterly principal payments to the debenture holders over the following six quarters. Through December 31, 2004, we had made principal payments totaling approximately $3.5 million. To fulfill our Waiver Agreement obligations we made a final quarterly principal payment of $125,000 on December 31, 2004. As of June 30, 2005 and December 31, 2004, $4,535,000 were outstanding on these debentures.

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

As of June 30, 2005, we were in compliance with all covenants of the debentures.

                                    Page-14

On July 1, 2005, the Company retired the aforementioned outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of Ramtron common stock at $3.04 per share that were issued with the debentures will remain in effect. Ramtron anticipates taking a pre-tax charge of approximately $1.6 million for the third quarter of 2005, of which $1.2 million is expected to be non cash, to account for costs associated with the debt repayment.

On July 1, 2005, we finalized the documentation of our $4 million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4 million secured revolving credit facility. The New Credit Facility carries interest at a floating rate equal to the prime lending rate plus
0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of our assets except for our real estate. The Company used proceeds from the revolving credit line to retire the convertible debentures. The Company will be required to comply with certain covenants under the new credit facility, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, merges or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q). As a result of the settlement, beginning April 2004, we are required to pay National $250,000 annually through 2013. As of June 30, 2005, the present value of this promissory note is $1,579,000, which is being discounted at 5.75%.

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

                                    Page-15

The accounting policies for determining segment net income are the same used in the consolidated financial statements. There are no internal sales between segments.

The following table presents segment information for the three months ended June 30, 2005 and 2004.

                                               2005                                        2004
                                ------------------------------------      ------------------------------------
                                   FRAM         DRAM       Total              FRAM         DRAM       Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $ 8,220     $ 2,449      $10,669          $ 9,752     $ 4,354      $14,106
  License and
    development fees                  179          --          179              179          --          179
  Royalties                           158          --          158              211          --          211
  Customer-sponsored
    research and development          125          --          125              240          --          240
                                  --------    --------     --------         --------    --------     --------
                                    8,682       2,449       11,131           10,382       4,354       14,736

Costs and expenses                  8,042       2,964       11,006            8,928       4,305       13,233
Impairment charges                     --       3,794        3,794               --          --           --
                                  --------    --------     --------         --------    --------     --------
Operating income (loss)           $   640     $(4,309)     $(3,669)          $ 1,454     $    49      $ 1,503
                                  ========    ========     ========         ========    ========     ========

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(31,000) and $(346,000) in 2005 and 2004, respectively, not allocated to business segments.

                                    Page-16

The following table presents segment information for the six months ended June 30, 2005 and 2004.

                                               2005                                        2004
                                ------------------------------------      ------------------------------------
                                   FRAM         DRAM       Total              FRAM         DRAM       Total
                                ------------------------------------      ------------------------------------
                                                              (in thousands)

Revenue:
  Product sales                   $15,713     $ 7,450      $23,163          $18,179     $ 8,880      $27,059
  License and
    development fees                  358          --          358              358          --          358
  Royalties                           389          --          389              418          --          418
  Customer-sponsor
    research and development          250          --          250              383          --          383
                                  --------    --------     --------         --------    --------     --------
                                   16,710       7,450       24,160           19,338       8,880       28,218

Costs and expenses                 16,417       8,067       24,484           16,514       8,677       25,191
Impairment charges                     --       3,794        3,794               --          --           --
                                  --------    --------     --------         --------    --------     --------
Operating income (loss)           $   293     $(4,411)     $(4,118)         $ 2,824     $   203      $ 3,027
                                  ========    ========     ========         ========    ========     ========

Segment income (loss) excludes interest income, interest expense, provision for income taxes and miscellaneous charges on a total basis of $(304,000) and $(701,000) in 2005 and 2004, respectively, not allocated to business segments.

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

                                    Page-17

During the second quarter of 2005, the Company received several offers for the purchase of its DRAM segment, Mushkin Inc. Management decided to dispose of Mushkin, and the sale of Mushkin was approved on July 20, 2005 by the Company's board of directors. As a result of our decision to sell Mushkin, we reviewed the recoverability of the carrying value of the goodwill attributed to Mushkin. In connection with this assessment, the Company has taken a net goodwill impairment charge of $3,435,000. See Note 12 of the Notes to Consolidated Financial Statements included in this Form 10-Q for further discussion on the Mushkin sale.

                                  Ramtron      Mushkin        Total
                                  -------      --------      -------
                                            (in thousands)

Goodwill, net at 12/31/04         $   585      $ 3,435       $ 4,020

   Less, impairment charge             --       (3,435)       (3,435)
                                  --------     --------      --------
Goodwill, net at 6/30/05          $   585      $    --       $   585
                                  ========     ========      ========

Included in intangible assets on the Company's Consolidated Balance Sheets are intangible assets with determinable lives as follows:

                                       June 30,         December 31,
                                         2005               2004
                                     ------------       ------------
                                             (in thousands)
   Amortizable intangible assets:
       Patents                         $ 6,319            $ 6,124
       Accumulated amortization         (2,429)            (2,327)
                                       --------           --------
         Total                         $ 3,890            $ 3,797
                                       ========           ========

Amortization expense for intangible assets for the three months ended
June 30, 2005 and 2004, was approximately $62,000 and $60,000, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was approximately $122,000 and $167,000, respectively. Estimated amortization expense for intangible assets, is $252,000 annually in 2005 through 2009 and $2.6 million thereafter.

NOTE 11.  DISCONTINUED OPERATION

During the first quarter of 2004, we committed to a plan to sell substantially all of the remaining assets of EMS. The remaining assets consisted primarily of EMS' patent portfolio. We completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Security Agreement with Infineon, we were required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-Q) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

                                    Page-18

In accordance with SFAS No. 144, our consolidated financial statements have been recast to present this business as a discontinued operation.
Accordingly, the revenue, costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the Consolidated Statements of Operations and Balance Sheets and have been reported in the various statements under the caption, "Income (loss) from discontinued operation," "Assets of discontinued operation" and "Liabilities of discontinued operation" for all periods. In addition, certain of the Notes to Consolidated Financial Statements included in this Form 10-Q have been recast for all periods to reflect the discontinuance of this operation.

During the second quarter of 2005, we recognized income of $239,000 due to the cancellation of an outstanding obligation.

Summary results for the discontinued operation are as follows (in thousands):

                                       For the Three Months Ended
                                                June 30,
                                       --------------------------
                                         2005              2004
                                       --------          --------
Operating results:
  Revenue                              $    --           $    16
  Costs and expenses                      (239)               35
                                       --------          --------
    Income (loss) from discontinued
      operation                        $   239           $   (19)
                                       ========          ========

                                       For the Six Months Ended
                                                June 30,
                                       --------------------------
                                         2005              2004
                                       --------          --------
Operating results:
  Revenue                              $    --           $   311
  Costs and expenses                      (239)              299
  Impairment of patents                     --               364
                                       --------          --------
    Income (loss) from discontinued
      operation                        $   239           $  (352)
                                       ========          ========

                                    Page-19

Amounts included in the June 30, 2005 and December 31, 2004 Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                          June 30,     December 31,
                                            2005           2004
                                          --------     ------------
Liabilities of discontinued operation:
  Accounts payable                        $    --        $   239
                                          ========       ========

NOTE 12.  SALE OF SUBSIDIARY

On July 26, 2005, the Company sold its wholly owned subsidiary, Mushkin Inc., to its general manager. The total proceeds from the sale were approximately $1.8 million. The proceeds included cash of $900,000, assignment of accounts receivable of $800,000 and a promissory note for $100,000.

In connection with the sale, the Company incurred an impairment charge to goodwill of $3.4 million and to long-lived assets of $359,000. The Company also charged an additional provision for inventory write-off of $170,000 during the second quarter of 2005.

As a result of restrictive covenants in the Company's debenture agreements, the Company did not have the authority to approve the sale of Mushkin as of June 30, 2005. Accordingly, the Company has reported the results of operations of Mushkin as continuing operations in its Statement of Operations for the three and six-month periods ended June 30, 2005. Beginning in the third quarter of 2005, Mushkin's operations will be reported as discontinued and excluded from Ramtron's continuing operations.

The charges noted above are reflected in the DRAM segment information presented in Note 9 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The carrying amount as of June 30, 2005 of the major classes of assets and liabilities that were sold are as follows (in thousands):

      Assets                            Liabilities
      ----------------------------      ----------------------------------
      Cash . . . . . . . .    $830      Accounts payable and
      Accounts receivable     $751        accrued liabilities . . .   $547
      Inventory. . . . . .    $709

                                    Page-20

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

                                    Page-21

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

LONG-LIVED ASSETS. We review the carrying values of long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur. During the second quarter of 2005, the Company received several offers for the purchase of its DRAM segment, Mushkin Inc. Management decided to dispose of Mushkin, and the sale of Mushkin was approved on July 20, 2005 by the Company's board of directors. As a result of our decision to sell Mushkin, we reviewed the recoverability of the carrying value of the long-lived assets to Mushkin. In connection with this assessment, the Company has taken a net long-lived assets impairment charge of $359,000. See
Note 12 of the Notes to Consolidated Financial Statements included in this Form 10-Q for further discussion on the Mushkin sale.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on

                                    Page-22
our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur. During the second quarter of 2005, the Company received several offers for the purchase of its DRAM segment, Mushkin Inc. Management decided to dispose of Mushkin, and the sale of Mushkin was approved on July 20, 2005 by the Company's board of directors. As a result of our decision to sell Mushkin, we reviewed the recoverability of the carrying value of the goodwill attributed to Mushkin. In connection with this assessment, the Company has taken a net goodwill impairment charge of $3,435,000. See Note 12 of the Notes to Consolidated Financial Statements included in this Form 10-Q for further discussion on the Mushkin sale.

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

                           RESULTS OF OPERATIONS

OVERVIEW

We have been engaged primarily in the design, development and commercialization of FRAM products, the research and development of ferroelectric technology, and the reselling of DRAM memory modules. Revenue has been derived from the sale of our FRAM and DRAM products since 1992. We have also generated revenue under license and development agreements for specific applications of our technologies with a limited number of established semiconductor manufacturers. Accordingly, fluctuations in our revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

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

                                    Page-23

Three-Month Financial Highlights
--------------------------------

Our revenue was $11.1 million and $14.7 million for the three-month periods ended June 30, 2005 and 2004, respectively. We reported a net loss of $3.5 million for the second quarter of 2005 compared with net income of $1.1 million for the same quarter of 2004. Our diluted earnings per share, including discontinued operations, was $(0.15) and $0.05 per diluted share for the quarter ended June 30, 2005 and 2004, respectively.

For the three-month period ending June 30, 2005, revenue decreased 24% to $11.1 million from the same period a year ago. Product sales decreased 24% from the second quarter of 2004, with total FRAM product sales decreasing 16%. Core FRAM, or non-ENEL, product revenue was up 22% from a year ago and represented 80% of total FRAM product revenue, while ENEL product revenue decreased 62% and represented 20% of total FRAM product revenue. We shipped approximately 1.1 million units into the ENEL metering program during the second quarter and approximately 8.6 million units to all other customers.
The year-over-year decline in total FRAM revenue was due principally to the planned wind-down of sales to ENEL, which is expected to continue into 2006.

During the quarter ended June 30, 2005, the Company's DRAM segment charged an additional provision for inventory write-down of approximately $170,000 in connection with its subsequent sale.

Six-Month Financial Highlights
------------------------------

Our revenue was $24.2 and $28.2 million for the six months ended June 30, 2005 and 2004, respectively. We reported a net loss of $4.2 million in the six-month period June 30, 2005 and net income of $2 million for the same period in 2004. Our diluted earnings per share, including discontinued operations was $(0.19) and $0.08 for the six-month period ended June 30, 2005 and 2004, respectively.

For the six-month periods ending June 30, 2005 and 2004, FRAM product sales represented approximately 68% and 67% of total product sales revenue, respectively, while DRAM product sales represented 32% and 33% for the same periods. During these periods, product sales revenue accounted for approximately 96% of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Second quarter product revenue of $2.4 million at our DRAM segment decreased $1.9 million, or 44%, from the same quarter of 2004. DRAM product revenue resulted from its substantial retail presence primarily through Fry's Electronics (Fry's) and ABS Computer Technologies (ABS). Currently, Fry's and ABS's sales represent approximately 75% of Mushkin's second quarter revenue, compared to 64% for the same period in 2004.

                                    Page-24

Our costs and expenses were $28.3 million during the six months ended June 30, 2005, compared with $25.2 million for the same period in 2004.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 68% and 60% for the six-month periods ending June 30, 2005 and 2004, respectively. Correspondingly, gross margin rates were 32% and 40% for the same periods of 2005 and 2004. FRAM product gross margins during the six months ending June 30, 2005 were 46%, compared with 53% during the same period of 2004. DRAM product gross margins during the six months ending June 30, 2005 and 2004 were 4% and 14%, respectively.

During the quarter ended March 31, 2005, the Company's FRAM Segment took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line. In connection with the low yields, we discovered that under very unique application conditions, one of our 0.35 products had an operating sensitivity that may cause it to not perform as expected. When we discovered the problem, we took aggressive action to re-screen the product, which will result in a lower yield for that device. The provision for inventory write-off includes, among other things, actual and anticipated costs to re-screen our existing inventory as well as potential warranty costs associated with product that has been purchased by customers that may be subject to the re-screening process.

General Highlights
------------------

On July 1, 2005, the Company retired its outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of Ramtron common stock at $3.04 per share that were issued with the debentures will remain in effect. Ramtron anticipates taking a pre-tax charge of approximately $1.6 million for the third quarter of 2005, of which $1.2 million is expected to be non cash, to account for costs associated with the debt repayment. The future cost savings to the Company for the repayment of the debentures on July 1, 2005 is estimated at $450,000 for interest expense for the remainder of 2005, excluding the charge stated above.

The debentures, which had been issued on March 28, 2002 pursuant to securities purchase agreements, were secured by a Deed of Trust on the Company's headquarters facility in Colorado Springs, Colorado and by a security interest in certain of the Company's accounts receivable and patents. The Company terminated the provisions of the securities purchase agreements and related security agreements concurrently with the debentures, except for certain obligations relating to the six-year common stock warrants that were issued to the investors concurrently with the debentures.

                                    Page-25

On July 1, 2005, the Company finalized the documentation of its $4 million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4 million secured revolving credit facility. The New Credit Facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of the Company's assets except for our real estate. The Company used proceeds from the revolving credit line to retire the convertible debentures. Compared to the Company's previous line of credit, the Company estimates an annual cost savings of $25,000 in banking fees and other costs for the remainder of 2005.

On July 26, 2005, the Company completed its divestiture of its wholly owned subsidiary, Mushkin Inc., its DRAM segment. The Company executed an agreement to sell the subsidiary to Mushkin's current general manager for consideration of approximately $1.8 million. The consideration provided in the sale includes, among other things, Mushkin's current accounts receivable and cash balances. In connection with the sale, the Company recorded a goodwill and long-lived assets impairment charge and an inventory provision charge totaling approximately $4.0 million at June 30, 2005, of which $3.8 million is a non-cash charge. Beginning in the third quarter of 2005, Mushkin's operations will be discontinued and excluded from Ramtron's continuing operations.

During the second quarter of 2005, we recognized income of $239,000 due to the cancellation of an outstanding obligation related to our discontinued operation, EMS.

QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30, 2004.
------------------------------------------------------------------------

REVENUE. Total revenue for the quarter ended June 30, 2005 was $11.1 million, a decrease of $3.6 million, or 24%, from the quarter ended June 30, 2004.

Compared with the quarter ended June 30, 2004, FRAM product revenue decreased 16% to $8.2 million. This decrease resulted primarily from a $2.7 million decrease in revenue from ENEL. Shipments into the ENEL utility metering program were $1.7 million and $4.4 million, or approximately 20% and 45% of total FRAM product revenue for the quarters ended June 30, 2005 and 2004, respectively. Reduced revenue from the ENEL program resulted primarily from declining meter installation requirements by ENEL as the program nears its expected completion.

Shipments to core FRAM customers, that is customers other than ENEL, were $6.6 million and $5.4 million, or approximately 80% and 55% of total FRAM product revenue for the quarters ended June 30, 2005 and 2004, respectively. This
22% increase over the same period in 2004 resulted primarily from increased demand from an expanding customer base in our target markets for our portfolio of stand alone memory and integrated FRAM products. Sales of mixed-signal and integrated FRAM products, which are currently comprised of the Company's Processor Companion product line, totaled $324,000 for the second quarter of 2005. Mixed signal and integrated FRAM product sales are included in the Company's core FRAM product sales, and represented 5% of Core FRAM product revenue.

                                    Page-26

DRAM product revenue decreased approximately $1.9 million to $2.4 million during the three months ended June 30, 2005 compared to the same period in 2004. The DRAM revenue decline is a result of the overall downturn in the DRAM memory market.

The Company recognized $179,000 and $179,000 in license and development fee revenue during the quarters ended June 30, 2005 and 2004, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $158,000 and $211,000 in the quarters ended June 30, 2005 and 2004, respectively. Royalty revenue in 2005 and 2004 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $125,000 and $240,000 during the quarters ended June 30, 2005 and 2004, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue were 62% and 60% for the quarters ended June 30, 2005 and 2004, respectively. Cost of sales associated with the Company's FRAM products increased from 47% in the second quarter of 2004 to approximately 50% in the second quarter of 2005. FRAM cost of sales increased due to low yields on our
0.35 micron product line. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 89% and 87% for the quarters ended June 30, 2005 and 2004, respectively. This increase and the corresponding decrease in gross margin percentage is attributable to changes in the spot market pricing of DRAM components used to manufacture Mushkin products and increased retail customer participation in rebate programs.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding customer-sponsored research and development, for the quarter ended June 30, 2005 decreased $141,000 to $1.5 million, a decrease of 8% as compared with the same period in 2004. The changes in research and development expenses are primarily related to lower customer-sponsored research and development costs associated with our TI program. Research and development spending expressed as a percentage of total revenue was 14% during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2005 decreased $350,000 to $1.0 million compared with the same period in 2004. This change is primarily due to a management bonus plan that is not being accrued in 2005, because the Company has not achieved the level of profitability at which bonuses are earned. General and administrative spending expressed as a percentage of total revenue was 9% during the second quarter of 2005.

                                    Page-27

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended June 30, 2005 increased $169,000 to $1.7 million, compared to the same period in 2004. This change is primarily the result of increases in sales staff, sales commissions, and marketing activities. Sales and marketing spending expressed as a percentage of total revenue was 15% during the second quarter of 2005.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS. The Company wrote down the goodwill associated with its subsidiary, Mushkin Inc. and also wrote down Mushkin's long-lived assets based upon the fair value received upon its sale on July 26, 2005.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $20,000 to $81,000 for the quarter ended June 30, 2005, as compared to the same period in 2004, primarily due to lower outstanding debt balances during the quarter.

INTEREST EXPENSE, OTHER. Other interest expense decreased $51,000 to $183,000 for the three months ended June 30, 2005, primarily due to lower outstanding debenture balances during the quarter.

INCOME (LOSS) FROM DISCONTINUED OPERATION. During the second quarter of 2005, EMS recognized a gain of $239,000 due to the cancellation of an outstanding obligation related to that discontinued operation.

OTHER INCOME, NET. Other income relates primarily to a reduction in a liability of $200,000 at Mushkin that was recorded during the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.
------------------------------------------------------------------------------

REVENUE. Total revenue for the six months ended June 30, 2005 was $24.2 million, a decrease of $4 million, or 14%, from the six-month period ended June 30, 2004.

Product sales decreases in both of the Company's product lines resulted in a 14% decrease in product revenue for the six months ended June 30, 2005.
FRAM product revenue for the six months ended June 30, 2005 decreased $2.5 million to $15.7 million, from the six months ended June 30, 2004. Decreased FRAM product revenue is primarily attributable to decreases in shipments to the ENEL utility metering program of approximately $5.5 million. Non-ENEL shipments totaled $12.6 million during the six months ended June 30, 2005 compared to $9.5 million during the same period in 2004. Shipments into the ENEL utility metering program represented approximately 20% and 48% of total FRAM product revenue for the periods ended June 30, 2005 and 2004, respectively. Sales of mixed-signal and integrated FRAM products, which is currently comprised of the Company's Processor Companion product line, totaled $602,000 for the six months ended June 30, 2005. Mixed signal and integrated FRAM product sales are included in the Company's core FRAM product sales, and represented 5% of Core FRAM product revenue.

                                    Page-28

Product revenue at the Company's Mushkin subsidiary decreased approximately $1.4 million to $7.5 million during the six months ended June 30, 2005, or 16%, compared to the same period in 2004. The DRAM revenue decline is a result of the overall downturn in the DRAM memory market.

The Company recognized $358,000 and $358,000 in license and development fee revenue during the six months ended June 30, 2005 and 2004, respectively. License and development fee revenue is the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $389,000 and $418,000 in the six-month periods ended June 30, 2005 and 2004, respectively. Royalty revenue in 2005 and 2004 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $250,000 and $383,000 during the six months ended June 30, 2005 and 2004, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the six months ended June 30, 2005 was 68% as compared with 60% for the same period in 2004. Cost of sales associated with the Company's FRAM products increased during the period to 54% in 2005 from approximately 47% in 2004. This FRAM cost of sales increase was due primarily to the $872,000 inventory provision charge in the first quarter of 2005. Cost of sales as a percentage of product revenue for the Company's Mushkin subsidiary were 85% and 86% for the six-month periods ended June 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding customer-sponsored research and development, for the six-month period ended June 30, 2005 increased $206,000 to $3.2 million, a increase of 7% as compared with the same period in 2004. The changes in research and development expenses are primarily related to increased design software maintenance contracts and increased headcount. Research and development spending expressed as a percentage of total revenue was 13% during the six-month period ended June 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2005 decreased $515,000 to $2.0 million compared with the same period in 2004. This change is primarily due to a management bonus plan that is not being accrued in 2005, because the Company has not achieved the level of profitability at which bonuses are earned. General and administrative spending expressed as a percentage of total revenue was 8% during the six-month period ended June 30, 2005.

                                    Page-29

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six-month period ended June 30, 2005 increased $165,000 to $3.2 million, compared to the same period in 2004. This change is primarily the result of increases in sales staff, sales commissions, and marketing activities. Sales and marketing spending expressed as a percentage of total revenue was 13% during the six-month period ended June 30, 2005.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS. The Company wrote down the goodwill associated with its subsidiary, Mushkin Inc. and also wrote down Mushkin's long-lived assets based upon the fair value received upon its sale on July 26, 2005.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $83,000 to $162,000 for the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to lower outstanding debt balances during the period.

INTEREST EXPENSE, OTHER. Other interest expense decreased $58,000 to $393,000 for the six months ended June 30, 2005, primarily due to lower outstanding debenture balances during the period.

INCOME (LOSS) FROM DISCONTINUED OPERATION. During the six months ended
June 30, 2004, the Company committed to a plan to sell substantially all of the remaining assets of its subsidiary EMS. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. The $352,000 operating loss in 2004 of the discontinued operation is primarily the result of a $364,000 impairment of the carrying value of EMS' patent portfolio to its estimated fair value at March 31, 2004. During the second quarter of 2005, EMS recognized a gain of $239,000 due to the cancellation of an outstanding obligation related to our discontinued operation.

OTHER INCOME, NET. Other income relates primarily to a reduction in a liability of $200,000 at Mushkin that was recorded during the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the six months ended June 30, 2005 increased $2.7 million from the same period in 2004. This change is primarily explained by our loss of $4.2 million for the six-month period offset by the impairment of goodwill of $3.4 million during the first six months of 2005 compared to net income of $2 million and no goodwill impairment charge for similar period in 2004.

Our net use of cash related to changes in our working capital (accounts receivable, inventories and accounts payable and accrued liabilities) was basically the same for the six-month periods.

                                    Page-30

Cash used in investing activities was $756,000 for the six months ended
June 30, 2005 compared with cash provided by investing activities of $938,000 for the same period in 2004. We used $544,000 more cash in 2005 due to increased capital expenditures primarily relating to test equipment. We also increased patent expenditures by $207,000 in 2005 compared to the same period in 2004. During 2004 we generated $885,000 of cash from our discontinued operation, primarily from the sale of EMS's intellectual property portfolio. EMS did not generate cash in 2005.

During the six months ended June 30, 2005, net cash used in financing activities was $192,000. This is primarily related to the $250,000 payment made in April to National Semiconductor Corporation in settlement of our patent interference proceeding. See Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-Q for further information. During the same period in 2004 the company made $1.8 million in principal payments to our debenture holders.

On April 1, 2005, we entered into a $4 million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4 million secured revolving credit facility. The New Credit Facility replaces the existing $3.0 million line of credit with Wells Fargo Business Credit, Inc. The New Credit Facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of the Company's assets except for its real estate. The Company used proceeds from this New Credit Facility to retire the convertible debentures. As of August 2, 2005, the outstanding balance on the Company's line of credit was $1.5 million.

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q). As a result of the settlement, beginning April 2004 we are required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows is expected to be product sales from our FRAM product line.

We had $3.2 million in cash and cash equivalents at June 30, 2005. We believe we have sufficient resources to fund our operations through at least June 30, 2006. If this is not sufficient to meet our cash requirements, we may use the credit facility mentioned above to the extent of any availability thereunder or any other financing source we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our FRAM products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

                                    Page-31

CONTRACTUAL COMMITMENTS. For more information on the Company's contractual obligations on operating leases and contractual commitments, see Notes 5 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2004 Form 10-K. At June 30, 2005, the Company's commitments under these obligations were as follows for the years ended December 31 (in thousands):

           Operating       NEBF             Debt(2)               Purchase
             Leases   Consulting Fee(1)  Agreements   Interest  Obligations(3)   Total
           ---------  -----------------  -----------  --------  --------------  --------
2005         $146          $ 30                --       $114        $3,398      $ 3,688
2006          244            60            $  270        227            --          801
2007          117            60             4,785         56            --        5,018
2008           14            60               250         --            --          324
2009            5            60               250         --            --          315
After 2009     --            60             1,000         --            --        1,060
            ------        ------           ------      ------       ------      -------
Total        $526          $330            $6,555       $397        $3,398      $11,206
            ======        ======           ======      ======       ======      =======
-----------

(1) These consulting fees are required to be paid to the National Electrical Benefit Fund (NEBF) as long as NEBF owns at least 5% of the outstanding shares of the Company.

(2) Includes principal and interest premium payments for outstanding debentures held by Infineon, Alexandra and Bramwell based upon the payment schedule as of June 30, 2005 (see Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-Q for further information on the retirement of the debentures), the National Settlement and minimum interest charges related to our revolving line of credit with Silicon Valley Bank.

(3) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are the result of purchase orders placed but not yet fulfilled by Fujitsu, our semiconductor wafer supplier.

OUTLOOK

We are engaged primarily in the design, development and commercialization of FRAM products and the research and development of ferroelectric technology. We derive revenue from the sale of our FRAM products. We also generate revenue under license and development agreements for specific applications of our technologies with a limited number of established semiconductor manufacturers. Accordingly, fluctuations in our revenue have resulted primarily from the timing of significant product orders, the timing of the signing of license and development agreements, and the achievement of related performance milestones.

                                    Page-32

FRAM product revenue for the third quarter ending September 30, 2005 is currently anticipated to be between $7.5 million and $8.5 million. Other revenue for the third quarter, including license and development fees, royalties and customer-sponsored research and development, is expected to be approximately $400,000. Revenue projections are based on, among other things, assumptions that FRAM product orders, including the rate of shipments to the Company's principal FRAM customer ENEL will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring charges for the development of new products.

Gross margin for the third quarter is currently anticipated to be between 47% and 52%; operating expenses are expected to be between $3.7 million and $4.2 million.

The Company plans to take a pre-tax charge of approximately $1.6 million for the third quarter of 2005, of which $1.2 million is expected to be non-cash, to account for costs associated with the recent repayment of the Company's fixed-rate convertible debentures.

In 2005, we expect ENEL to contribute $5 million to $6 million in revenue, down from $17 million in 2004. Second quarter 2005 ENEL shipments were $1.7 million. We anticipate that third quarter ENEL revenue will increase over the second quarter of 2005, and the balance of ENEL shipments for 2005 will be lower in the fourth quarter of the year. We also expect some residual shipments during the first quarter of 2006.

We have been able to significantly increase revenue from customers other than ENEL, also called core FRAM revenue, which has contributed to an 80% compound annual growth rate for core FRAM product revenue since the first quarter of 2003. As a result, we anticipate that our core FRAM product revenue in 2005 will grow between 25% and 35% over 2004.

With sales of our Processor Companions beginning to grow, we are increasing our integrated product definition and development activity. Our product business is rapidly evolving into two distinct areas: nonvolatile memory and integrated IC solutions. As evidence of our increasing commitment to integrated products, we recently divided our design resources into three groups, two of which are dedicated solely to integrated product development.

The reason for emphasizing our design organization on the integrated side is that more customers are asking us to help them develop IC solutions for their system design challenges. Despite our known core competence in FRAM, we are eager to leverage our design expertise to provide non-FRAM integrated solutions. This subtle shift in our product strategy is both a natural extension of our integrated FRAM business and a natural progression of deepening customer relationships. Although FRAM-based products continue to be our primary focus, we are actively responding to a number of customer requests to provide non-FRAM integrated solutions. We believe that adding this new dimension to our opportunity platform will serve to enhance our growth potential going forward.

                                    Page-33

We are encouraged by our recent program progress with Texas Instruments. We are currently working design and process optimization and plan to qualify our 4/8Mb product for sale during the first half of 2006.

Fujitsu and Seiko Epson announced that they are collaborating on a 0.18-micron advanced FRAM manufacturing process. We are encouraged by this new collaboration since the success of the program could lead to additional capacity for us, as well as significantly lower manufacturing costs due to the more aggressive design rules and larger wafer size.

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

  - The statements under the heading "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations" regarding our expected (1) revenue from the ENEL metering program and the significance of such revenue to our overall financial performance, revenues and gross margin levels; (2) level of equipment expenditures during 2005; (3) use of our credit facility for working capital requirements; (4) source of operating cash flows from our FRAM product line; and (5) sufficiency of cash resources to fund our operations through at least June 30, 2006, which statements are subject to various risks and uncertainties, including, but not limited to, general economic conditions and conditions specific to the semiconductor industry, the demand for Ramtron's products and the products of its principal FRAM customer, order cancellations or reduced bookings, product mix, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Ramtron's ability to secure and maintain an appropriate amount of low-cost foundry production capacity from its sole foundry source in a timely manner, foundry partner's timely ability to successfully manufacture products for Ramtron, foundry partner's ability to supply increased orders for FRAM products in a timely manner using Ramtron's proprietary technology, any disruptions of Ramtron's foundry or test and assembly contractor relationships, the ability to continue effective cost reductions, unexpected design and manufacturing difficulties, and the timely development and introduction of new products and processes;

                                    Page-34

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We reported a net loss of $4.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2004, we had net income of $2 million. We have historically incurred losses from operations since our inception and our achievement of and continued profitability is uncertain.

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

We recognized net income of $3.6 million in 2004. We incurred net losses during 2003 of $9.5 million and $1.9 million in 2002. As of June 30, 2005, we had an accumulated deficit of $225 million. We have spent substantial amounts of money in developing our FRAM and DRAM products and in our efforts to develop commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing our penetration of existing customers, reduce manufacturing costs, significantly increase sales of existing products and successfully introduce and sell new products.

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

                                    Page-35

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

Our success depends on the market acceptance of our FRAM products and the time required to achieve market acceptance. If one or more of our products fails to achieve market acceptance or if market acceptance is delayed, our revenue may not increase and our cash flows and financial condition could be harmed. We must design products that successfully address customer requirements if our products are to be widely accepted by the market. Potential customers will be reluctant to integrate our products into their systems unless our products are reliable, available at competitive prices, and address our customers' current systems requirements. Additionally, potential customers need assurances that their demand for our new products can be met in a timely manner.

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

If we do not continually develop new generations of FRAM products that achieve broad market acceptance, we will be unable to compete effectively.

                                    Page-36

Among other factors, our future success is dependent on our ability to develop, manufacture and market FRAM products that address customer requirements and compete effectively in the market with respect to price, performance and reliability. If we do not compete effectively, we could suffer price reductions, reduced revenue, reduced gross margin and reduced market share. New product development, which includes both our development of new products and the need to "design-in" such new products to customers' systems, is time-consuming and costly. This new product development requires a long-term forecast of market trends and customer needs, and often a substantial commitment of capital resources, with no assurance that products will be commercially viable.

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

Although we have recently developed mixed-signal products incorporating our FRAM memory solutions to supplement our traditional memory product offerings, we have a limited operating history in these markets and have had limited success. If we fail to introduce new products in a timely manner or are unable to successfully manufacture such products, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not develop as anticipated, our business, financial condition and results of operations could be seriously harmed.

If we do not keep pace with rapid technological changes and frequent new product introductions, our products may become obsolete, and we may not be competitive.

The semiconductor memory industry is characterized by rapid technological changes and product obsolescence, price erosion and variations in manufacturing yields and efficiencies. To be competitive we need to continually improve our products and keep abreast of new technology. Other companies, many of which have greater financial, technological and research and development resources than we do, are researching and developing semiconductor memory technologies and product configurations that could reduce or eliminate any future competitive advantages our products may currently have. We cannot provide any assurance that our ferroelectric technology will not be supplanted in the future by competing technology or that we will have the technical capability and financial resources to be competitive in the semiconductor industry with respect to the continued design, development and manufacture of either FRAM products.

                                    Page-37

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

                                    Page-38

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

                                    Page-39

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

The semiconductor industry is intensely competitive and our FRAM products face intense competition from numerous domestic and foreign companies. We may be at a disadvantage in competing with many of our competitors that have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flows counter-cyclical to fluctuations in semiconductor memory operations.

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

                                    Page-40

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

                                    Page-41

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

In view of our expected future working capital requirements in connection with the manufacture and sale of our FRAM products, our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

The majority of our revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have commenced certain transactions in other currencies, primarily the Japanese yen. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of foreign currencies, with maturities generally not exceeding two years to hedge assets, liabilities, revenue and purchases dominated in foreign currencies.

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

                                    Page-42

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

Our new credit facility bears interest at the prime rate plus 0.5% with a minimum interest rate of 6%.

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at June 30, 2005 would have less than a $100,000 effect on the Company's earnings or cash flows in 2005.

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

The Company recently formalized a process for FRAM wafer purchase price adjustments related to fluctuations in Japanese Yen currency exchange rates with its supplier, Fujitsu. Under this agreement, Ramtron's FRAM wafer purchase price in Japanese Yen will be adjusted quarterly to reflect the previous quarter's average Japanese Yen to US dollar exchange rate, and payment is made in Japanese Yen. The Company does not believe near-term variations in exchange rates that are reasonably possible will result in a material effect on future earnings, fair value, or cash flows of the Company; therefore, the Company has chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden change in Japanese currency valuation.

                                    Page-43

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

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

                                    Page-44

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

(b) A new ERP system was purchased and installed at Mushkin and Ramtron. Access security to ensure proper segregation of duties was developed as part of the implementation plan and reviewed by management.

(c) Two signatures are now required for all checks written from Mushkin's accounts.

(d) The three way matching of accounts payable is now performed at the Company's headquarters and not at Mushkin.

(e)  The Company sold its DRAM segment, Mushkin Inc., in July 2005.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Information required by this item is incorporated by reference from the information contained under the caption "Part I, Item 3, Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

                                    Page-45

ITEMS 2-5 - NONE

ITEM 6 - EXHIBITS

(a)  Exhibits:

         10.1 Loan and Security Agreement between Ramtron International Corporation, Mushkin Inc. and Silicon Valley Bank, dated July 1, 1005.

         10.2 Agreement to Pay-Off the Debentures between Ramtron International Corporation and Infineon Technologies AG, dated July 1, 2005.

         10.3 Agreement to Pay-Off the Debentures between Ramtron International Corporation, Bramwell Capital Corp. and Alexandra Global Master Fund, Ltd. dated July 1, 2005.

         10.4 Stock Purchase Agreement between Ramtron International Corporation and D. George Stathakis dated July 26, 2005.

         10.5 Accounts Receivable Agreement between Ramtron International Corporation and Mushkin Inc. dated July 26, 2005

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 9, 2005                          /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                    Page-46