Form 10-Q
period 2005-09-30
RAMTRON INTERNATIONAL CORP
filed 2005-11-09
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes /   /  No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 24,387,830 shares as of November 4, 2005.

                                    Page-1

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of September 30, 2005 and
             December 31, 2004 . . . . . . . . . . . . . . . . . . . .    3

        (b)  Consolidated Statements of Operations for the
             Three and Nine Months ended September 30, 2005 and 2004      5

        (c)  Consolidated Statements of Cash Flows for the
             Nine Months ended September 30, 2005 and 2004 . . . . . .    7

        (d)  Notes to Financial Statements . . . . . . . . . . . . . .    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .   23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      55

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . .   56

PART II - OTHER INFORMATION

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .   57

                                    Page-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                        Sept. 30,    Dec. 31,
                                                           2005        2004
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $    138    $  6,384
   Accounts receivable, less allowances
     of $64 and $175, respectively                         6,960       7,061
   Inventories                                             6,403       4,580
   Other current assets                                      437         434
   Assets of discontinued operations                          --       6,421
                                                        ---------   ---------
      Total current assets                              $ 13,938      24,880

Property, plant and equipment, net                         4,307       3,970
Goodwill, net                                              1,826         585
Intangible assets subject to amortization, net             8,503       3,792
Other assets                                                  91         426
                                                        ---------   ---------
      Total assets                                      $ 28,665    $ 33,653
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term promissory notes        $  1,250    $    250
   Long-term portion of promissory notes and
     line of credit classified as current (see Note 9)     2,417          --
   Accounts payable                                        2,740       2,915
   Accrued liabilities                                     1,324       2,662
   Deferred revenue                                        1,041       1,350
   Liabilities of discontinued operations                     --       1,384
                                                        ---------   ---------
      Total current liabilities                            8,772       8,561

Deferred revenue                                           4,127       4,986
Long-term promissory notes net of unamortized
   discount of $0 and $1,151, respectively                 1,352       4,914
                                                        ---------   ---------
      Total liabilities                                   14,251      18,461
                                                        ---------   ---------

See accompanying notes to consolidated financial statements.

                                    Page-3

Contingencies (see Note 8)

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     24,387,830 and 22,380,126 shares issued and
     outstanding, respectively                               244         224
   Additional paid-in capital                            241,117     235,455
   Accumulated deficit                                  (226,947)   (220,487)
                                                        ---------   ---------
      Total stockholders' equity                          14,414      15,192
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 28,665    $ 33,653
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                                    Page-4

                         RAMTRON INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $ 8,374   $10,226   $24,087   $28,405
   License and development fees             179       179       537       538
   Royalties                                198       164       587       582
   Customer-sponsored research
     and development                         --       170       250       551
                                        --------  --------  --------  --------
                                          8,751    10,739    25,461    30,076
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales, exclusive of
     provision for inventory write-off
     and warranty charge                  3,924     4,676    11,625    13,081
   Provision for inventory write-off
     and warranty charge                     21        30       857       150
   Research and development               1,798     1,540     5,039     4,594
   Customer-sponsored research
     and development                         --       195       321       585
   General and administrative             1,254     1,246     3,214     3,554
   Sales and marketing                    1,155     1,488     3,631     3,857
   Write-off of purchased in-process
     research and development
     expense (see Note 13)                1,067        --     1,067        --
   Write-off of debt discount and loss
     on extinguishment (see Note 9)       1,624        --     1,624        --
                                        --------  --------  --------  --------
                                         10,843     9,175    27,378    25,821
                                        --------  --------  --------  --------
Operating income (loss) from
   continuing operations                 (2,092)    1,564    (1,917)    4,255
Interest expense, related party              --       (84)     (162)     (329)
Interest expense, other                     (86)     (222)     (479)     (673)
Other income (expense)                       (1)        9        47        27
                                        --------  -------- ---------  --------
Income (loss) from
   continuing operations before
   income tax provision                  (2,179)    1,267    (2,511)    3,280
Income tax provision                         --       (34)       --       (55)
                                        --------  -------- ---------  --------
Income (loss) from continuing
   operations                            (2,179)    1,233    (2,511)    3,225
(Loss) gain from discontinued
    operations                              (98)       58    (3,949)       40
                                        --------  -------- ---------  --------
Net income (loss)                       $(2,277)  $ 1,291  $ (6,460) $  3,265
                                        ========  ======== ========= =========

See accompanying notes to consolidated financial statements.

                                   Page-5

Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                        $ (0.09)  $  0.06   $ (0.11)  $  0.15
    Loss from discontinued operations     (0.01)       --     (0.18)       --
                                        --------  --------  --------  --------
      Total                             $ (0.10)  $  0.06   $ (0.29)  $  0.15
                                        ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                        $ (0.09)  $  0.06   $ (0.11)  $  0.14
    Loss from discontinued operations     (0.01)       --     (0.18)       --
                                        --------  --------  --------  --------
      Total                             $ (0.10)  $  0.06   $ (0.29)  $  0.14
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  23,110    22,251    22,652    22,215
                                        ========  ========  ========  ========
  Diluted                                23,110    23,459    22,652    23,571
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                                   Page-6

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                             (Amounts in thousands)
                                                             2005      2004
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $(6,460)  $ 3,265
   Adjustments used to reconcile net income (loss)
   to net cash provided by operating activities:
     Net loss (gain) of discontinued operations              3,949       (40)
     Depreciation and amortization                           1,024       965
     Write-off of purchased in-process research and
       development expense                                   1,067        --
     Amortization and write-off of debt discount             1,153       500
     Imputed interest on note payable                           71        50
     Provision for inventory write-off and warranty charge     862       150
     Loss on abandonment of intangible assets                   76        56
     Gain on sale of equipment                                (255)      (23)
     Options issued for services                                49        --

Changes in assets and liabilities:
     Accounts receivable                                       682    (2,399)
     Inventories                                            (2,633)      642
     Accounts payable and accrued liabilities               (1,589)      (28)
     Deferred revenue                                       (1,168)     (819)
     Other                                                     355       285
                                                          --------- ---------
       Net cash provided by (used in) operating
         activities                                         (2,817)    2,604
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (920)     (536)
   Proceeds from sale of assets                                268       215
   Change in restricted cash                                    --         9
   Cash paid for acquisition net of cash
     acquired (see Note 13)                                 (2,276)       --
   Payments for intellectual property                         (329)     (121)
   Net cash provided by discontinued operations              1,088     1,021
                                                          --------- ---------
       Net cash provided by (used in) investing
          activities                                        (2,169)      588
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from line of credit                                500       750
   Proceeds from term loan                                   3,000        --
   Principal payments on debenture and term loan            (4,869)   (2,940)
   Proceeds from issuance of common stock                      109      127
                                                          --------- ---------
       Net cash used in financing activities                (1,260)   (2,063)
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents        (6,246)    1,129
Cash and cash equivalents, beginning of period               6,384     4,798
                                                          --------- ---------
Cash and cash equivalents, end of period                  $    138  $  5,927
                                                          ========= =========
See accompanying notes to consolidated financial statements.

                                    Page-7

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $    342  $    250
                                                          ========= =========
   Cash paid for income taxes                             $     60  $     --
                                                          ========= =========
   Intellectual property acquired through
     issuance of long-term debt                           $     --  $  1,995
                                                          ========= =========
   Common stock issued in acquisition                     $  5,519  $     --
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                                    Page-8

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2005
------------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), the consolidated financial statements have been revised to present our subsidiaries, Mushkin Inc. and Enhanced Memory Systems, Inc., as discontinued operations. Accordingly, the revenue, costs and expenses, and assets and liabilities of the discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Statements of Operations and Cash Flows and have been reported in the various statements under the captions, "Income (loss) from discontinued operation," "Assets of discontinued operation" and "Liabilities of discontinued operation" for all periods. In addition, certain Notes to Consolidated Financial Statements have been revised for the respective periods presented to reflect the discontinuance of these operations.

NOTE 2.  LIQUIDITY

As discussed in Note 9, as of September 30, 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, which by the terms of our loan agreement became an event of default on October 31, 2005. This noncompliance is primarily a result of first-quarter 2005 inventory charges taken for product yield issues; the impact of the Goal Semiconductor acquisition on the September 30 cash balance, and changes in the company's foreign and domestic accounts receivable mix. We have obtained a forbearance until December 15, 2005 from Silicon Valley Bank and expect to restructure the covenants to better align with the Company's business practices during the forbearance period. If the Company is unable to comply with the covenants before the forbearance expires, the Company risks acceleration of its debt obligations, thereby forcing the Company to either reallocate resources or obtain alternative financing. The Company expects to obtain mortgage financing of $4.2 million on our Colorado Springs facility, which we expect to complete prior to December 31, 2005. As of November 9, 2005, the Company had an additional $1 million of borrowing capacity under its revolving line of credit. In accordance with Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor," (Standard No. 78) we have classified our line of credit of $500,000 and our long-term portion of the outstanding term loan of $1.9 million as a current liability as of September 30, 2005.

                                    Page-9

NOTE 3.   RECLASSIFICATIONS

Certain 2004 balances have been reclassified to conform to the current year presentation.

NOTE 4.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for
(a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after January 1, 2006. The Company is currently assessing its valuation options allowed in this Standard. Even though the Company has not quantified the dollar amount of this new accounting standard, the result will have a negative impact on the Company's earnings starting with the accounting period beginning January 1, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4. Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of spoilage, freight and other items. This Statement requires that these items be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, as the Company is currently in compliance with its current inventory costing methodology.

In June 2005, the FASB issued Statement of Financial Accounting Standards
No. 154, "Accounting Changes and Error Corrections" (Standard No. 154). This Statement replaced Accounting Principles Board Opinion No. 20, Accounting Changes (APB No. 20), and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to do so. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

                                    Page-10

NOTE 5.   STOCK-BASED COMPENSATON

The Company presently accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. Generally, under the intrinsic value method,
(i) compensation expense for fixed-plan stock options is recognized only if the estimated fair value of the underlying stock exceeds the exercise price on the date of grant, in which case, compensation is recognized based on the percentage of options that are vested until the options are exercised, expire or are cancelled, and (ii) compensation expense for variable-plan options is recognized based upon the percentage of the options that are vested and the difference between the quoted market price or estimated fair value of the underlying common stock and the exercise price of the options at the balance sheet date, until the options are exercised, expire or are cancelled.

All options granted to employees under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation is reflected in net income or loss.
Had compensation cost for these plans been determined consistent with SFAS
No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 would have changed to the following adjusted amounts:

                                                  Three Months Ended
                                                      September 30,
                                               -------------------------
                                                 2005             2004
                                               --------         --------
                                      (in thousands, except per share amounts)

Net income (loss) as reported                  $ (2,277)        $ 1,291

Stock-based employee compensation cost
included in net income (loss) as reported           --               --

Stock-based employee compensation cost
that would have been included in net
income (loss) if the fair value method
has been applied to all awards, net of tax         381              289
                                               --------         --------
Pro forma net income (loss) as if the
fair value method had been applied to
all awards                                     $(2,658)         $ 1,002
                                               ========         ========

                                    Page-11

Net income (loss) per share:

    Basic - as reported                        $ (0.10)         $  0.06
                                               ========         ========
    Basic - pro forma                          $ (0.11)         $  0.05
                                               ========         ========

    Diluted - as reported                      $ (0.10)         $  0.06
                                               ========         ========
    Diluted - pro forma                        $ (0.11)         $  0.04
                                               ========         ========

                                                   Nine Months Ended
                                                      September 30,
                                               -------------------------
                                                 2005             2004
                                               --------         --------
                                      (in thousands, except per share amounts)

Net income (loss) as reported                  $ (6,460)        $ 3,265

Stock-based employee compensation cost
included in net income (loss) as reported            --              --

Stock-based employee compensation cost
that would have been included in net
income (loss) if the fair value method
has been applied to all awards, net of tax       1,242            1,005
                                               --------         --------
Pro forma net income (loss) as if the
fair value method had been applied to
all awards                                     $(7,702)         $ 2,260
                                               ========         ========

Net income (loss) per share:

    Basic - as reported                        $ (0.29)         $  0.15
                                               ========         ========
    Basic - pro forma                          $ (0.34)         $  0.10
                                               ========         ========

    Diluted - as reported                      $ (0.29)         $  0.14
                                               ========         ========
    Diluted - pro forma                        $ (0.34)         $  0.10
                                               ========         ========

For disclosure purposes, the fair value of stock-based compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three and nine months ended September 30, 2005 and 2004.

                                    Page-12

                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                            ------------------         ------------------
                              2005      2004             2005      2004
                            --------  --------         --------  --------

  Risk Free Interest Rate       4.0%     3.36%            4.06%     3.12%
  Expected Dividend Yield         0%        0%               0%        0%
  Expected Lives             4.0 yrs   4.0 yrs          4.0 yrs   4.0 yrs
  Expected Volatility            81%      108%              88%      108%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2005 and 2004 was $1.98 and $2.65, respectively.

NOTE 6.  INVENTORIES

Inventories consist of:
                                            Sept. 30,     Dec. 31,
                                              2005          2004
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $2,256       $2,784
          Work in process                     4,233        2,136
          Obsolescence reserve                  (86)        (340)
                                             -------      -------
                                             $6,403       $4,580
                                             =======      =======

NOTE 7.   EARNINGS PER SHARE

We calculate income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by the weighted average shares outstanding. Diluted net income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where we recorded a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

                                    Page-13

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  ------------------
                                          2005      2004      2005      2004
                                        --------  --------  --------  --------

Net income (loss)                       $(2,277)  $ 1,291   $(6,460)  $ 3,265
                                        ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of period  22,425    22,250    22,380    22,191
   Weighted average common
     shares issued during period            685         1       272        24
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                  23,110    22,251    22,652    22,215

   Effect of other dilutive securities:
    Options                                  --       813        --       893
    Warrants                                 --       395        --       463
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted                23,110    23,459    22,652    23,571
                                        ========  ========  ========  ========
Net income (loss) per share:
  - basic                               $ (0.10)  $  0.06   $ (0.29)  $  0.15
                                        ========  ========  ========  ========
  - diluted                             $ (0.10)  $  0.06   $ (0.29)  $  0.14
                                        ========  ========  ========  ========

As of September 30, 2005, we had equity instruments or obligations listed below that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

              Three Months      Three Months      Nine Months     Nine Months
                  Ended            Ended            Ended            Ended
              Sept. 30, 2005   Sept. 30, 2004  Sept. 30, 2005   Sept. 30, 2004
              --------------   --------------  --------------   --------------
                                    (in thousands)

Warrants           2,331              725           2,331              725
Options            5,071            2,166           5,071            2,137
Convertible
  debentures          --            1,236              --            1,236

                                    Page-14

NOTE 8.   CONTINGENCIES

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

Under the terms of the settlement agreement, the Company abandoned four of the five counts of interference, and National assigned two of its patent applications related to two counts of interference to the Company and retained two patent applications related to the other two counts. These applications are awaiting examination in the Patent Office. Under the settlement agreement, the fifth remaining count of interference was argued before the Special Master. The Special Master decided in our favor and the claims associated with this count remain our intellectual property.

National and the Company have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, the Company will pay National
$2.5 million in equal annual installments of $250,000 through 2013.  At
March 31, 2004, we recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. We have not recorded an impairment of the existing patents held for the technology in dispute or patent applications because we believe, with the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution. In addition, we believe the amounts capitalized related to these patents and patent applications and licenses will be recovered through future cash flows.

NOTE 9.  LONG-TERM DEBT

On March 14, 2002, we signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures. The debentures were convertible into the Company's common stock at a fixed conversion price of $3.769, which is equal to 110% of the five-day volume weighted average price (VWAP) of the Company's common stock prior to the transaction signing, and were convertible at any time up to the maturity date of March 28, 2007. The debentures were secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents. The debentures were retired on July 1, 2005.

                                    Page-15

In addition, 5-year warrants for an aggregate of 700,435 shares were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount was being accounted for as a discount to the outstanding debentures and was being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debenture as of September 30, 2005 and December 31, 2004 as a result of the issuance of the warrants is approximately $0 and $763,000, respectively. This unamortized discount was written off in the third quarter of 2005 upon retirement of the debentures and is included in the write-down of debt and loss on extinguishment as part of continuing operations.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature was recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount was being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of September 30, 2005 and December 31, 2004 as a result of the beneficial conversion feature is approximately $0 and $388,000, respectively. This unamortized discount was written off in the third quarter of 2005 upon the retirement of the debentures and is included in the write-down of debt and loss on extinguishment as part of continuing operations.

The debentures contained covenants including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the Default). On August 18, 2003, we entered into a Waiver and Amendment to Debenture Agreement (the Waiver Agreement) with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that we make quarterly principal payments to the debenture holders over the following six quarters. Through December 31, 2004, we had made principal payments totaling approximately $3.5 million. To fulfill our Waiver Agreement obligations we made a final quarterly principal payment of $125,000 on December 31, 2004.
As of September 30, 2005 and December 31, 2004, $0 and $4,535,000 were outstanding on these debentures.

In addition, the Waiver Agreement provided for lowering the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5-trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and an extension of the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount and additional paid-in capital of approximately $179,000, which was recorded during the quarter ended September 30, 2003 and is included in the unamortized debt discount balances disclosed above. This unamortized discount was written off in the third quarter of 2005 upon retirement of the debentures and is included in the write-down of debt and loss on extinguishment as part of continuing operations.

                                    Page-16

On July 1, 2005, the Company retired the aforementioned outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of the Company's common stock at $3.04 per share that were issued with the debentures will remain outstanding. The Company took a pre-tax charge of $1.624 million for the third quarter of 2005, of which $1.227 million is non-cash and $397,000 is penalty interest paid, to account for costs associated with the repayment of the debentures. This amount is included in our costs and expenses from continuing operations as write down of debt discount and loss on extinguishment.

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended our credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company used $3.6 million of proceeds from the revolving credit line to retire the convertible debentures. The Company is required to comply with certain covenants under the new credit facility, including without limitation, minimum fixed charge covenant ratios, liquidity coverage ratios, and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

As of September 30, 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, which by the terms of our loan agreement became an event of default on October 31, 2005. This noncompliance is primarily a result of first-quarter 2005 inventory charges taken for product yield issues; the impact of the Goal Semiconductor acquisition on the September 30 cash balance, and changes in the Company's foreign and domestic accounts receivable mix. We have obtained a forbearance until December 15, 2005 from Silicon Valley Bank so that the Company and the bank can work to restructure the covenants to better align with the Company's business practices. In accordance with Standard No. 78, we have classified our line of credit of $500,000, and the long-term portion of our outstanding term loan of $1.9 million as a current liability as of September 30, 2005.

                                    Page-17

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-Q). As a result of the settlement, beginning April 2004, we are required to pay National $250,000 annually through 2013. As of September 30, 2005, the present value of this promissory note is $1,602,000, which is discounted at 5.75%.

NOTE 10.   SEGMENT INFORMATION

Following our divestiture discussed in Note 12, our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 144. At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

Goodwill and other intangible assets consist of:

                                     September 30,      December 31,
                                         2005               2004
                                     -------------      ------------
                                             (in thousands)

       Goodwill                        $ 5,769            $ 4,528
       Accumulated amortization         (3,943)            (3,943)
                                       --------           --------
         Goodwill, net                 $ 1,826            $   585
                                       ========           ========

The goodwill increase in 2005 relates to our acquisition of Goal
Semiconductor, Inc., please see Note 13 for further information on the acquisition.

                                    Page-18

                                     September 30,      December 31,
                                         2005               2004
                                     -------------      ------------
                                             (in thousands)
   Amortizable intangible assets:
       Patents                         $11,021            $ 6,119
       Accumulated amortization         (2,518)            (2,327)
                                       --------           --------
         Total                         $ 8,503            $ 3,792
                                       ========           ========

Amortization expense for intangible assets for the three months ended September 30, 2005 and 2004, was approximately $88,000 and $60,000, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was approximately $210,000 and $227,000, respectively. Estimated amortization expense for intangible assets is $150,000 for the remainder of 2005 and $565,000 annually for 2006 through 2009, and $6.1 million thereafter.

NOTE 12.  DISCONTINUED OPERATION

On July 26, 2005, the Company announced the divestiture of its subsidiary and DRAM Segment, Mushkin Inc. The disposition was to allow management to focus on the Company's semiconductor business. On July 26, 2005, the Company executed an agreement to sell the Mushkin business to Mushkin's general manager for consideration of approximately $1.8 million. The consideration provided in the sale included, among other things, Mushkin's current accounts
receivable and cash balances.  The sale closed on July 26, 2005.   The Company
recognized impairment charges during the second quarter of 2005 to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of Enhanced Memory Systems, Inc.
(EMS).  The remaining assets consisted primarily of EMS' patent portfolio.
The Company completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company was required to seek a release from Infineon for the sale of EMS' patent portfolio. This release required that all amounts due to Infineon in 2004 under the Waiver Agreement (see Note 9 of these Notes of Consolidated Financial Statements above) be paid upon receipt of the proceeds from the sale of EMS' patent portfolio.

                                    Page-19

In accordance with SFAS No. 144, the consolidated financial statements have been revised to present these businesses as discontinued operations. Accordingly, the revenue, costs and expenses, and assets and liabilities of the discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Statements of Operations and Cash Flows and have been reported in the various statements under the captions, "Income
(loss) from discontinued operation," "Assets of discontinued operation" and "Liabilities of discontinued operation" for all periods. In addition, certain Notes to Consolidated Financial Statements have been revised for the respective periods presented to reflect the discontinuance of these operations.

Summary results for the discontinued operations are as follows (in thousands):

                                        For the three months ended September 30,
                       ------------------------------------------------------------------------
                                       2005                                    2004
                       ----------------------------------    ----------------------------------
                         Mushkin      EMS          Total       Mushkin      EMS         Total
                       ----------------------------------    ----------------------------------
Operating Results:

Revenue                 $   264        --        $   264      $ 4,461          --      $ 4,461
Costs and expenses         (362)       --           (362)      (4,403)         --       (4,403)
Impairment of patents
  and intangibles            --        --             --           --          --           --
Impairment of goodwill                 --                          --          --           --
Impairment of
  long-lived assets                    --                          --          --           --
Income tax benefit           --        --             --           --          --           --
                       ----------------------------------    ----------------------------------
                        $   (98)       --        $   (98)     $    58          --     $    58
                       ==================================    ==================================

                                    Page-20

Summary results for the discontinued operations are as follows (in thousands):

                                       For the nine months ended September 30,
                       ------------------------------------------------------------------------
                                       2005                                    2004
                       ----------------------------------    ----------------------------------
                         Mushkin      EMS          Total       Mushkin      EMS         Total
                       ----------------------------------    ----------------------------------
Operating Results:

Revenue                 $ 7,714        --        $ 7,714     $ 13,341     $   311      $13,652
Costs and expenses       (8,108)    $ 239         (7,869)     (12,949)       (299)     (13,248)
Impairment of patents
  and intangibles            --        --             --           --        (364)        (364)
Impairment of goodwill   (3,435)       --         (3,435)          --          --           --
Impairment of
  long-lived assets        (359)       --           (359)          --          --           --
Income tax benefit           --        --             --           --          --           --
                       ----------------------------------    ----------------------------------
                        $(4,188)    $ 239        $(3,949)    $    392     $  (352)     $    40
                       ==================================    ==================================

Amounts included in the September 30, 2005 and December 31, 2004 Consolidated Balance Sheets for the discontinued operations are as follows (in thousands):

                              September 30, 2005                   December 31, 2004
                       ----------------------------------  ----------------------------------
                         Mushkin        EMS        Total     Mushkin        EMS       Total
                       ----------------------------------  ----------------------------------
Assets of discontinued
  operations:
Accounts receivable     $    --          --      $    --    $ 1,545          --      $ 1,545
Inventories                  --          --           --      1,189          --        1,189
Other assets                 --          --           --        231          --          231
Intangible assets, net       --          --           --         --          --           --
Net property, plant
  and equipment              --          --           --         21          --           21
Goodwill                     --          --           --      3,435          --        3,435
                       ----------------------------------  ----------------------------------
Total                   $    --          --      $    --    $ 6,421          --      $ 6,421
                       ==================================  ==================================

Accounts payable and
  accrued liabilities   $    --          --      $    --    $ 1,145     $   239      $ 1,384

                                    Page-21

NOTE 13.  ACQUISITION OF GOAL SEMICONDUCTOR, INC.

On August 29, 2005, the Company acquired 100% of the outstanding common and preferred stock of Goal Semiconductor, Inc. of Montreal, Canada (Goal). The results of Goal's operations have been consolidated in the financial statements as of the acquisition date. The Company believes that its business combination with Goal will enable the Company to accelerate its product development plans for integrated semiconductor solutions and provide customers with an expanded portfolio of FRAM-enabled data acquisition, signal processing and microcontroller devices.

The aggregate purchase price was $7.8 million, which included $2.3 million in cash and the issuance of common stock valued at $5.5 million. The value of the 1,951,000 shares of common stock was determined based on the average market price of the Company's common stock over the two-day period before and after the acquisition date.

The following table summarizes the extended fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company used a third-party consultant to value the intangible assets. We are still in the process of determining the fair value of the acquired in-process research and development expense, intangible assets and goodwill. We plan to finalize these fair values by December 31, 2005.

                                  As of August 29, 2005
                                  ---------------------
                                      (in thousands)

     Net assets                          $  824
     Acquired in-process research
       and development                    1,067
     Intangible assets                    4,591
     Goodwill                             1,318
                                         ------
                                         $7,800
                                         ======

Approximately $1,067,000 of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, that amount was immediately expensed in the consolidated statement of operations upon the acquisition date and was shown as a separate line item on the consolidated statement of operations.

The $4,591,000 of intangible assets acquired related to the core technology purchased. It was determined that this technology had a weighted-average useful life of 15 years, and the Company will amortize this cost on a straight-line basis over the 15-year life. This technology is primarily for digital and analog functions that management believes is not subject to rapid technological change.

                                    Page-22

Summarized below are the unaudited pro forma consolidated results of operations as if Goal had been acquired at the beginning of the periods presented. The pro forma consolidated financial statements may not be indicative of the results that actually would have occurred if our acquisition of Goal had occurred on the dates indicated or which may be obtained in the future.

                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                     ------------------     ------------------
                                       2005      2004         2005      2004
                                     --------  --------     --------  --------
Revenue                              $ 8,770   $10,817      $25,650   $30,383
Operating expense                     11,005     9,499       28,297    26,681
Net income (loss)                     (2,441)      982       (7,302)    2,423

   Net income (loss) per share:
      Basic                          $ (0.11)  $  0.04      $ (0.32)  $ 0.11
      Diluted                        $ (0.11)  $  0.04      $ (0.32)  $ 0.10

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis is intended to provide greater detail of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under "Factors that May Affect Future Results" and elsewhere in this document. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

                 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, inventories, long-lived assets, intangible assets, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. We believe that consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

                                    Page-23

DEFERRED REVENUES. Revenue from licensing programs is recognized over the period we are required to provide services under the terms of the agreement.

RECOGNITION OF REVENUE. Revenue from product sales to direct customers is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

DEFERRED INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes on a consolidated basis. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carry forwards. Realization of the recorded deferred tax assets is dependent upon us generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carry forwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed.

                                    Page-24

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2004, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

INVENTORY VALUATION ADJUSTMENTS. Our working capital requirements have increased along with our sales growth. We must carry significant amounts of inventory to meet rapid delivery requirements of customers. To do this, we order products and build inventory substantially in advance of product shipments, based on internal forecasts of customer demand. We have in the past produced excess quantities of certain products and this, in combination with the difficulty of predicting future average selling prices, has resulted in us incurring inventory valuation adjustments. In addition, our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data.

                                    Page-25

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller and integrated semiconductor solutions used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory (FRAM). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, be read from and written to at very fast speeds, consumes low amounts of power and simplifies the design of electronic systems. As a fabless semiconductor company, we outsource all of our semiconductor fabrication, assembly and most of our test functions, which enable us to focus on the design, development, sales and marketing of our integrated semiconductor products.

Three-Month Financial Highlights
--------------------------------

Our revenue was $8.8 million and $10.7 million for the three-month periods ended September 30, 2005 and 2004, respectively. We reported a net loss of $2.3 million for the third quarter of 2005 compared with net income of $1.3 million for the same quarter of 2004. Our diluted earnings per share, including discontinued operations, was $(0.10) and $0.06 per diluted share for the quarter ended September 30, 2005 and 2004, respectively.

Included in the third-quarter 2005 net loss under GAAP were charges of $2.7 million, of which approximately $2.3 million were non-cash, related primarily to the retirement of the company's debentures in July 2005 and the acquisition of Goal Semiconductor Inc., now called Ramtron Canada, in August 2005. Excluding the effects of these charges, net income from continuing operations would have been $512,000, or $0.02 per share (basic and diluted).

For the three-month period ending September 30, 2005, total revenue decreased 19% to $8.8 million from the same period a year ago. Product sales decreased 18% from the third quarter of 2004. Core FRAM, or non-ENEL, product revenue was up 31% from a year ago and represented 86% of total FRAM product revenue, while ENEL product revenue decreased 75% and represented 14% of total FRAM product revenue. We shipped approximately 754,000 units for use in the ENEL metering program during the third quarter and approximately 8.9 million units to all other customers. The year-over-year decline in total FRAM revenue was due principally to the planned wind-down of sales to ENEL, which is expected to be completed by mid-2006.

Our costs and expenses for the three-month period ended September 30, 2005 were $10.8 million, or an increase of $1.7 million from the same period a year ago. The primary reason for the increase was $1.1 million of expenses relating to the write-off of purchased in-process research and development expenses relating to the Goal acquisition, and the $1.6 million of expense relating to the write-off of debt discount and loss on extinguishment. This was offset by $0.8 million less cost of goods sold due to lower sales during the quarter ended September 30, 2005.

                                    Page-26

Nine-Month Financial Highlights
-------------------------------

Our revenue was $25.5 and $30.1 million for the nine months ended September 30, 2005 and 2004, respectively. We reported a net loss of $6.5 million in the nine-month period September 30, 2005 and net income of $3.3 million for the same period in 2004. Our diluted earnings per share, including discontinued operations was $(0.29) and $0.14 for the nine-month period ended September 30, 2005 and 2004, respectively.

During the nine-month periods ended September 30, 2005 and 2004, product sales revenue accounted for approximately 95% of total revenue, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Our costs and expenses were $27.4 million during the nine months ended September 30, 2005, compared with $25.8 million for the same period in 2004. This $1.6 million increase is due primarily to the purchased in-process research and development expense and debt discount and loss on extinguishment of $2.7 million, offset by less cost of goods sold of $1.5 million due to less product sales for the nine-month period ended September 30, 2004.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 52% and 47% for the nine-month periods ending September 30, 2005 and 2004, respectively. Correspondingly, gross margin rates were 48% and 53% for the same periods of 2005 and 2004.

During the quarter ended March 31, 2005, the Company took a provision for inventory write-downs of $872,000 due to low startup yields on our 0.35-micron manufacturing line. In connection with the low yields, we discovered that under very unique application conditions, one of our 0.35 products had an operating sensitivity that may cause it to not perform as expected. When we discovered the problem, we took aggressive action to re-screen the product, which resulted in a lower yield for that device. The Company designed a new revision that has resolved this issue.

General Highlights
------------------

On July 1, 2005, the Company retired its outstanding 5 year, 5% fixed rate, convertible debentures issued to Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of the Company's common stock at $3.04 per share that were issued with the debentures remain in effect. We took a pre-tax charge of approximately $1.6 million for the third quarter of 2005, of which $1.2 million is non-cash, to account for costs associated with the repayment of the debentures.

                                    Page-27

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of the Company's assets, except for our real estate. The Company used $3.6 million of proceeds from the revolving credit line to retire the convertible debentures.

On July 26, 2005, the Company completed its divestiture of its subsidiary, Mushkin Inc., which was its DRAM Segment. The Company executed an agreement to sell the subsidiary to Mushkin's current general manager for consideration of approximately $1.8 million. The consideration provided in the sale includes, among other things, Mushkin's current accounts receivable and cash balances. In the third quarter of 2005, Mushkin's operations were discontinued and excluded from the Company's continuing operations.

On August 29, 2005, the Company acquired Goal Semiconductor, Inc. (now known as Ramtron Canada), a privately held, fabless semiconductor manufacturer based in Montreal, Canada, in a cash and stock transaction valued at approximately $7.8 million, which included $2.3 million in cash and the issuance of common stock valued at $5.5 million. The value of the 1,951,000 shares of common stock was determined based on the average market price of the Company's common stock over the two-day period before and after the acquisition date.

On September 15, 2005, the Company executed an amended and restated Loan agreement with Silicon Valley Bank. The amended loan agreement provides for a $3 million secured term loan facility. The amended loan agreement replaces the Company's loan and security agreement dated July 1, 2005. The amended loan agreement provides for interest on the term loan facility at a floating rate equal to the prime lending rate plus 1% per annum and a term of 36 months. Security for the amended loan agreement continues to include all of the Company's assets except for real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the amended loan agreement by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property.

As of September 30, 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, which by the terms of our loan agreement became an event of default on October 31, 2005. This noncompliance is primarily a result of first-quarter 2005 inventory charges taken for product yield issues; the impact of the Goal Semiconductor acquisition on the September 30 cash balance, and changes in the Company's foreign and domestic accounts receivable mix. We have obtained a forbearance until December 15, 2005 from Silicon Valley Bank so that the Company and the bank can work to restructure the covenants to better align with the Company's business practices. In accordance with Standard No. 78, we have classified our line of credit of $500,000, and the long-term portion of our outstanding term loan of $1.9 million as a current liability as of September 30, 2005.

                                    Page-28

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 2004.
------------------------------------------------------------------------------

REVENUE. Total revenue for the quarter ended September 30, 2005 was $8.8 million, a decrease of $2.0 million, or 19%, from the quarter ended September 30, 2004.

Compared with the quarter ended September 30, 2004, FRAM product revenue decreased 18% to $8.4 million. This decrease resulted primarily from a $3.6 million decrease in revenue from ENEL. Unit shipments for use in the ENEL utility metering program were 0.8 million and 3.1 million, or approximately 14% and 46% of total product shipments for the quarters ended September 30, 2005 and 2004, respectively. Reduced revenue from the ENEL program resulted primarily from declining meter production requirements by ENEL as the program nears its expected completion.

Shipments to core FRAM customers (customers other than ENEL), were $7.2 million and $5.5 million, or approximately 86% and 54% of total FRAM product revenue for the quarters ended September 30, 2005 and 2004, respectively.
This 31% increase over the same period in 2004 resulted primarily from increased demand from an expanding customer base for a wide range of our products in all of our sales territories. Sales of integrated semiconductor products, which currently include our Processor Companion product line, totaled $670,000 for the third quarter of 2005. Integrated semiconductor products sales are included in the core FRAM product sales, and represented 8% of Core FRAM product revenue.

The Company recognized $179,000 in license and development fee revenue during each of the quarters ended September 30, 2005 and 2004. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $198,000 and $164,000 in the quarters ended September 30, 2005 and 2004, respectively. Royalty revenue in 2005 and 2004 is attributable to licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $0 and $170,000 during the quarters ended September 30, 2005 and 2004, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the quarter, and the amount of work remaining to complete the program. The Company is not receiving reimbursements from its programs with Texas Instruments.

                                    Page-29

COST OF SALES. Overall cost of product sales as a percentage of product revenue were 47% and 46% for the quarters ended September 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding customer-sponsored research and development, for the quarter ended
September 30, 2005 increased $258,000 to $1.8 million, an increase of 17% compared with the same period in 2004. The changes in research and development expenses are primarily related to increased design related costs. Research and development spending expressed as a percentage of total revenue was 21% during the third quarter of 2005 and 14% for the third quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $1.2 million for the quarter ended September 30, 2005 remained the same compared with the same quarter in the prior year. General and administrative spending expressed as a percentage of total revenue was 14% during the third quarter of 2005 and 12% during the third quarter 2004.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 2005 decreased $333,000 to $1.2 million, compared with the same period in 2004. This change is primarily the result of decreased sales commissions. Sales and marketing spending expressed as a percentage of total revenue was 13% during the third quarter of 2005 and 14% during the third quarter of 2005.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $84,000 to $0 for the quarter ended September 30, 2005, compared with the same period in 2004, due to the related party issued debentures being retired on the first day of the quarter.

INTEREST EXPENSE, OTHER. Other interest expense decreased $136,000 to $86,000 for the three months ended September 30, 2005, primarily due to lower outstanding debenture balances during the quarter.

INCOME (LOSS) FROM DISCONTINUED OPERATION. These amounts relate to the operations of our Mushkin subsidiary that was sold during the quarter ended September 30, 2005.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. The Company expensed $1.1 million of in-process research and development expenses associated with the acquisition of Goal Semiconductor, Inc. during the quarter ended September 30, 2005.

WRITE-OFF OF DEBT DISCOUNT AND LOSS ON EXTINGUISHMENT OF DEBT. The Company wrote off the debt discount balance and pre-paid loan costs of $1.2 million and paid a $0.4 million premium in order to retire the $4,535,000 in outstanding debentures during the quarter ended September 30, 2005.

                                    Page-30

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004.
------------------------------------------------------------------------

REVENUE. Total revenue for the nine months ended September 30, 2005 was $25.5 million, a decrease of $4.6 million, or 15%, from the nine-month period ended September 30, 2004.

Product sales decreased 15% for the nine months ended September 30, 2005. Product revenue for the nine months ended September 30, 2005 decreased
$4.3 million to $24.1 million, from the nine months ended September 30, 2004. Decreased product revenue is primarily attributable to decreases in shipments to the ENEL utility metering program of approximately $9.1 million. Non-ENEL shipments totaled $19.8 million during the nine months ended September 30, 2005 compared to $15 million during the same period in 2004. Shipments for use in the ENEL utility metering program represented approximately 18% and 47% of total product revenue for the periods ended September 30, 2005 and 2004, respectively. Sales of integrated semiconductor products, which is currently comprised of the Company's Processor Companion product line, totaled $1.3 million for the nine months ended September 30, 2005 compared to $380,000 million in the prior year nine-month period. Integrated semiconductor product sales are included in the Company's core FRAM product sales, and represented 6% of Core FRAM product revenue.

The Company recognized $537,000 and $538,000 in license and development fee revenue during the nine months ended September 30, 2005 and 2004, respectively. License and development fee revenue is the result of recognizing license fees over the term of the license agreement, generally ten years.

The Company recognized royalty revenue of $587,000 and $582,000 in the nine-month periods ended September 30, 2005 and 2004, respectively. Royalty revenue in 2005 and 2004 is attributable to licensing agreements with existing licensees.

Customer-sponsored research and development revenue is primarily attributable to the Company's technology development program with Texas Instruments. The Company recognized customer-sponsored research and development revenue of $250,000 and $551,000 during the nine months ended September 30, 2005 and 2004, respectively. The amount of customer-sponsored research and development revenue recognized during a given quarter is dependent on the specific programs the Company is working on, the development stage of each program, the costs incurred during the period, and the amount of work remaining to complete the program.

COST OF SALES. Overall cost of product sales as a percentage of product revenue during the nine months ended September 30, 2005 was 52% compared with 47% for the same period in 2004. This cost of sales increase was due primarily to the $872,000 inventory provision charge in the first quarter of 2005.

                                    Page-31

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding customer-sponsored research and development, for the nine-month period ended September 30, 2005 increased $445,000 to $5 million, an increase of 10% compared with the same period in 2004. The changes in research and development expenses are primarily related to increased design software maintenance contracts and increased headcount. Research and development spending expressed as a percentage of total revenue was 20% during the nine-month period ended September 30, 2005 and 15% for the correspondence since 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine-month period ended September 30, 2005 decreased $340,000 to $3.2 million compared with the same period in 2004. This change is primarily due to a management bonus plan that is not being accrued in 2005, because the Company has not achieved the level of profitability in the current year at which bonuses are earned. General and administrative spending expressed as a percentage of total revenue was 13% during the nine-month period ended September 30, 2005 and 12% for the corresponding period in 2004.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine-month period ended September 30, 2005 decreased $226,000 to $3.6 million, compared with the same period in 2004. This change is primarily the result of increased sales staff, offset by less commissions earned in 2005. Sales and marketing spending expressed as a percentage of total revenue was 14% during the nine-month period ended September 30, 2005 and 13% during the corresponding period in 2004.

INTEREST EXPENSE, RELATED PARTY. Related party interest expense decreased $167,000 to $162,000 for the nine months ended September 30, 2005 compared with the same period in 2004, primarily due to the related party issued debentures being retired during the quarter.

INTEREST EXPENSE, OTHER. Other interest expense decreased $194,000 to $479,000 for the nine months ended September 30, 2005, primarily due to lower outstanding debenture balances during the period.

INCOME (LOSS) FROM DISCONTINUED OPERATION. We have included the results of our discontinued operations, our Mushkin and EMS subsidiaries, in accordance with SFAS No. 144 as part of the income (loss) from discontinued operations. The loss of $3.9 million for the nine-month period ended September 30, 2005 is primarily related to impairment charges to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. The Company expensed $1.1 million of in-process research and development expenses associated with the acquisition of Goal Semiconductor, Inc. during the quarter ended September 30, 2005.

                                    Page-32

WRITE-OFF OF DEBT DISCOUNT AND LOSS ON EXTINGUISHMENT OF DEBT. The Company wrote off the debt discount balance and pre-paid loan costs of $1.2 million and paid a $0.4 million premium in order to retire $4,535,000 in outstanding debentures during the quarter ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations for the nine months ended September 30, 2005 decreased $5.4 million from the same period in 2004. This change is primarily explained by our loss of $6.5 million for the nine-month period ended September 30, 2005, offset by the loss of our discontinued operation of $3.9 million, the amortization/write-off of our debt discount of $1.1 million and the write-off of our in-process research and development expenses of $1.1 million, compared to net income of $3.3 million and no similar write-offs in 2004.

Our net use of cash, which relates to changes in our working capital including accounts receivable, inventories and accounts payable and accrued liabilities, increased $4 million due primarily to a build up of inventory of $3.3 million and increased payments to vendors of $1.6 million, offset by a reduction of receivables of $3.1 million.

Cash used in investing activities was $2,169,000 for the nine months ended September 30, 2005 compared with cash provided by investing activities of $588,000 for the same period in 2004. We used $400,000 more cash in 2005 due to increased capital expenditures primarily relating to test equipment and $2.3 million related to the net acquisition costs of Goal.

During the nine months ended September 30, 2005, net cash used in financing activities was $1.3 million. This use of funds was primarily due to the increased principal payments for the debentures, offset by the proceeds of the term loan and line of credit.

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The new credit facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended our credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum. Security for the credit facility continues to include all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the amended loan agreement by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company used proceeds from the revolving credit line to retire the convertible debentures. The Company is required to comply with certain covenants under the new credit facility, including without limitation, minimum fixed charge covenant ratios, liquidity coverage ratios, and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.
The Company plans to draw upon the term loan facility for working capital purposes as necessary.

                                    Page-33

As of September 30, 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, which by the terms of our loan agreement became an event of default on October 31, 2005.
We have obtained a forbearance until December 15, 2005 from Silicon Valley Bank so that the Company and the bank can work to restructure the covenants to better align with the Company's business practices. In accordance with Standard No. 78, we have classified our line of credit of $500,000, and the long-term portion of our outstanding term loan of $1.9 million as a current liability as of September 30, 2005.

On April 6, 2004, we entered into an agreement to settle our long standing patent interference proceeding with National Semiconductor Corporation (see
Note 8 of the Notes to Consolidated Financial Statements included in this Form 10-Q). As a result of the settlement, beginning April 2004 we are required to pay National $250,000 annually through 2013.

In the future, the primary source of operating cash flows is expected to be product sales from our integrated semiconductor products.

We had $0.1 million in cash and cash equivalents at September 30, 2005. We intend to obtain mortgage financing of approximately $4.2 million for our Colorado Springs facility in the fourth quarter of 2005. We believe that with the proceeds from this financing, we have sufficient resources to fund our operations through at least September 30, 2006. If this is not sufficient to meet our cash requirements, we may use the Silicon Valley Bank credit facility mentioned above to the extent of any availability thereunder or any other financing source we may obtain. However, in view of our expected future working capital requirements in connection with the design, manufacturing and sale of our integrated semiconductor products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

OUTLOOK

- Total product revenue for the fourth quarter ending December 31, 2005, which includes core FRAM, ENEL, and Ramtron Canada sales, is currently anticipated to be between $7.3 million and $8.3 million

- Other revenue for the fourth quarter, including license and development fees and royalties is expected to be approximately $400,000

- Gross margin for the fourth quarter is currently anticipated to be between 48% and 52%; operating expenses are expected to be between $4.4 million and $4.9 million. The anticipated increase in operating expenses over the second quarter of 2005 is primarily attributable to Ramtron Canada operating costs of approximately $500,000

                                    Page-34

- Cash balances at December 31, 2005 is expected to be between $3.5 million and $4.5 million, including funds from the Company's anticipated mortgage obtained on its Colorado Springs facility

- Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to its customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

Among the most significant developments during the quarter was our acquisition of Goal Semiconductor, Inc., which we now call Ramtron Canada. Our primary purpose for the acquisition was to accelerate our growth and revenue opportunities through the expansion of our integrated semiconductor product line. With Ramtron Canada's engineering capabilities and library of designs we believe we will be able to more rapidly develop integrated semiconductor products. We are currently working to incorporate Ramtron Canada's analog and mixed-signal designs and products with our own FRAM memory in order to create new and unique integrated semiconductor products for our customers.

The Company has completed the initial design of a new high-speed microcontroller, which has been optimized for use with our nonvolatile FRAM technology in a single device. We expect to sample this product during the first half of 2006.

Processor Companions, which currently comprise our integrated semiconductor product line, have been gaining traction as evidenced by the marked increase in revenue during the quarter ended September 30, 2005. Product design programs have started moving into production and we expect to see continuing growth in Processor Companion sales in the future.

Our cash balance on October 31 was approximately $1.4 million due to the collection of certain receivables during the month. We anticipate our cash balance to continue to improve to between $3.5 and $4.5 million by year end as we secure a mortgage on our headquarters facility, which is expected to close by year end. In addition, the third quarter repayment of our outstanding debentures lowered our interest expenses significantly.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business
-----------------------------

We have historically incurred losses from operations since our inception and our achievement of sustained profitability is uncertain.

Our ability to achieve and maintain our profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our increased operations. There is no guarantee that we will be successful in addressing such risks successfully.

                                    Page-35

We recognized net income of $3.6 million in 2004. We incurred net losses during 2003 of $9.5 million and $1.9 million in 2002. For the first nine months of 2005, we incurred net losses of $6.5 million. As of September 30, 2005, we had an accumulated deficit of $226.9 million. We have spent substantial amounts of money in developing our products (as well as our discontinued DRAM products) in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, to reduce manufacturing costs, to increase significantly sales of existing products and to introduce and sell new products successfully.

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the fabrication and sale of our non-volatile memory, microcontroller and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

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

Policing the unauthorized use of our intellectual property is difficult and costly, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing semiconductor products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours.

                                    Page-36

We may be subject to intellectual property infringement claims that result in costly litigation and could harm our business and ability to compete.
Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory technology. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our company licensees in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology could harm our business.

Earthquakes, other natural disasters and power shortages or interruptions may damage our business.

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred near the manufacturing facility of our foundry wafer supplier, Fujitsu, Ltd. (Fujitsu), in Iwate, Japan in May 2003, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

Our future success depends in part on the continued service of a relatively small number of key design engineering, sales, marketing and executive personnel, and if we are unable to attract additional personnel or retain our key personnel, our business will suffer.

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and testing engineers involved in the development and manufacture of our semiconductor products and processes and the analog engineers at Ramtron Canada, on whom we depend for the design and development of our planned mixed-signal and integrated products. The competition for these personnel is intense, and the loss of key employees, including executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us. There can be no assurance that we can retain them in the future. In addition, none of our U.S. employees have entered into post-employment non-competition agreements with us and, therefore, our employees are not contractually restricted from providing services to our competitors.

                                    Page-37

Risks Related to Our Products
-----------------------------

Our products are complex and may contain defects that could lead to product liability, an increase in our costs or a reduction in our revenues.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. If we develop integrated semiconductor products containing functions in addition to memory as planned, we will increase substantially the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could impose substantial costs and harm our business. Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

Because our products typically have lengthy sales cycles, we experience substantial delays between incurring expenses related to development of our products and the generation of revenues from those products.

Product sales cycle usually requires more than 18 months to realize volume shipments after we first identify a customer opportunity. We first work with customers to achieve a design "win" (inclusion of our product in the customer's product design), which may take several months or longer. Our customers then complete their product design, testing and evaluation process and begin to ramp-up production, a period that typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our development of product and our realization of revenue, if any, from volume purchasing of our products by our customers. A delay or cancellation of a customer's plans after a design win could significantly adversely affect our financial results because we may have incurred significant expense and generated no revenue.

We depend on a small number of suppliers for the supply of our products and the success of our business may be dependent on our ability to maintain and expand our relationships with foundries and other suppliers.

                                    Page-38

We currently rely on a single unaffiliated foundry at Fujitsu to manufacture all of our FRAM products. Reliance on this foundry involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundry for quality assurance, and the potential loss of production due to seismic activity, weather conditions and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry supplier, which could also result in price increases to us. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenues and results of operations. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems.

To address our FRAM wafer supply concerns, we plan to continue to seek to expand our primary foundry capability at Fujitsu and to acquire secondary foundry capability. To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. Even if we were able to make such an arrangement, these transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing on acceptable terms, if at all. Even if we enter into a secondary foundry relationship any new manufacturing capacity is not likely to be available for at least 18 to 24 months after reaching an agreement, due to significant effort required to develop and qualify for manufacturing a FRAM technology process. Our financial condition and results of operations could be materially adversely affected by the loss of Fujitsu as a supplier or our inability to obtain additional foundry capacity.

Ramtron Canada relies on services from contract manufacturers and unaffiliated semiconductor foundries to manufacture its existing products and expects to rely in the near term on those services for future products. Because Ramtron Canada's product orders are for very small volumes, those manufacturers may delay the production of, or decline to produce, Ramtron Canada's products. If Ramtron Canada is unable to obtain its products on a timely basis, its revenues could decline and our results of operations could be materially adversely affected.

We are a relatively small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

                                    Page-39

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenues, compete against products offered by ST Micro, Renasas, Freescale, Microchip, NEC, Atmel, Philips and Zilog as well as specialized product companies like Atmel Corporation, Intersil Corp., Catalyst Semiconductor, Microchip, Maxim, and Integrated Silicon Solution Inc. Our standard microcontroller products compete directly with industry standard products offered by established semiconductor manufacturers such as Renasas, ST Micro, Freescale Semiconductor, Inc., Microchip, NEC Corporation (NEC), Atmel and Zilog, as well as any new entrants to the market. Many of our current and potential competitors have longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

Emerging technologies and standards may pose a threat to the competitiveness of our products.

Competition affecting our FRAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

Success of our future products is substantially dependent on widespread market acceptance of FRAM memory products rather than a different industry standard for memory products.

                                    Page-40

Substantially all of our current revenue is from sales of our FRAM stand-alone nonvolatile memory devices or devices containing embedded FRAM nonvolatile memory. Our planned development of integrated semiconductor memory solutions will likely include FRAM memory. A memory technology other than FRAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory or phase change memory devices or technology. To the extent our competitors are able to promote a nonvolatile memory technology other than FRAM as an industry standard; our business will be seriously harmed.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or the abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the year ended December 31, 2004, was $5.6 million, or 10% of our revenues. A number of large companies are actively involved in the development of new technologies and standards for semiconductor memories. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We cannot be certain that any product we develop for these standards will achieve market acceptance.

If we do not continually develop new generations of FRAM and integrated semiconductor products that achieve market acceptance, our revenue may decline.

                                    Page-41

We need to develop new product designs and new process technology and continue to develop our ferroelectric materials and manufacturing processes. We design our FRAM products, which we have manufactured at our contract manufacturer's facilities using 0.5 and 0.35 micron manufacturing processes. We believe that our ability to compete in the markets in which we expect to sell our FRAM, microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products in smaller feature sizes and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our FRAM products. Our inability to successfully produce new generations of FRAM, microprocessor and integrated semiconductor products would harm our ability to compete and our operating results.

We have a limited operating history in creating mixed-signal products and have had very limited revenues from those products. If we fail to introduce new products in a timely manner or are unable to manufacture such products successfully, or if our customers do not successfully introduce new systems or products incorporating our products, or if market demand for our new products does not develop as anticipated, our business, financial condition and results of operations could be seriously harmed.

We have no experience with the foundries Ramtron Canada has historically used to produce its products and the foundry services we expect to use for our and Ramtron Canada's new products may not be available to us.

Ramtron Canada has used foundries in Canada, Israel, and Taiwan to manufacture its existing products on a purchase order basis. Ramtron Canada has no long-term foundry services agreement with any foundry. We have no experience with the foundries Ramtron Canada has used. We do not know if those foundries will be willing to manufacture new microcontroller and mixed-signal products that our contract packaging and testing suppliers can combine with our FRAM products. We cannot provide any assurance that foundry or packaging and testing services will be available to us on terms and conditions, and at the times, acceptable to us. If we are unable to obtain foundry and packaging and testing services meeting our needs, we may be unable to produce products at the times and for the costs we anticipate and our financial condition and results of operations will be materially adversely affected.

Due to the recent divestiture of our DRAM module segment, our revenues could fall or fail to grow, causing us to reduce our investment in research and development and marketing devoted to our core FRAM business.

We recently streamlined our business to focus on our product line and devote increased resources to the development of integrated semiconductor products. With the divestiture of our DRAM modules segment in July 2005, we need to replace the $2.4 million of product margin contribution earned by that segment in 2004 to produce the same resources available to fund operating expenses in 2005 and beyond. If we are unable to replace revenues and product margin contribution from our DRAM modules business with revenues and product margin contribution from our core FRAM products business, then we might choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss.

                                    Page-42

Risks Related to Our Sales
--------------------------

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenues from fewer than 16 products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market support of these products is, therefore, critical to our future success. In addition, substantially all of our FRAM products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

Although we consider the market demand for our products to be less volatile than is the case with standard memory components, we must order products and build inventory substantially in advance of product shipments, and there is a risk that, because customers' requirements for our products is subject to fluctuation, we will forecast incorrectly and produce excess or insufficient inventories of particular products. Our customers' ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which has had a material adverse effect on our results of operations for the period. There can be no assurance that in the future we will not produce excess quantities of any of our products. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

We compete in various markets with our FRAM technology licensees, which may reduce our product sales.

We have licensed the right to fabricate products based on our FRAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu, on which we depend for our FRAM wafer supply, markets certain FRAM memory products that compete with certain of our FRAM products. Some of our licensees have suspended or terminated their FRAM initiatives, while others may still be pursuing a possible FRAM-based technology initiative or product development. We expect manufacturers that develop products based on our technology will sell such products worldwide. We are entitled to royalties from sales of FRAM products by some but not all of these licensees and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's FRAM manufacturing capacity. Our licensees may, however, give the development and manufacture of their own FRAM products a higher priority than ours. Any competition in the marketplace from FRAM products manufactured and marketed by our licensees, could reduce our product sales and harm our operating results.

                                    Page-43

We may not be able to replace our expected reduced revenue from ENEL in a timely manner, which could adversely affect our business.

In 2004, 2003, and 2002, approximately 46%, 60%, and 74%, respectively, and in the first nine months of 2005, 18%, of our FRAM product sales were generated from one customer, ENEL Distribuzione SpA (ENEL) of Italy. Our FRAM product sales to ENEL are expected to end substantially by mid-2006. The expected future reduction of product sales to ENEL, without a corresponding increase in revenue from other customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.

We rely on distributors for a substantial portion of our revenues and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through authorized independent distributors, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Distributors have accounted for a significant portion of our net revenues in the past. In 2004, approximately 39%, and in the first nine months of 2005, 59%, of our FRAM product sales were generated through distributors. In 2004, approximately 12%, and in the first nine months of 2005, 29%, of our FRAM product sales were through two of our distributors, Polar Star International and Tokyo Electron Device. In addition, approximately 50% of Tokyo Electron Device's FRAM product sales were designated for a single printer and copier manufacturer based in Japan. If we were to lose Polar Star or Tokyo Electron Device as distributors, we might not be able to obtain other distributors to represent us or new distributors might not have the sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We do not typically enter into long-term arrangements with our distributors and resellers and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of either party and it may be difficult to replace that source of revenues in the short-term upon cancellation.

Our business depends on these third parties to sell our products. As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current distributors and resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our distributors or resellers or the failure of our distributors or sellers to successfully sell our products.

Failure to manage our distribution channel relationships could impede our future growth.

                                    Page-44

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, to develop additional channels for the distribution and sale of our products, and to manage these relationships. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. Management of our sales channels requires a significant amount of our management's time and system resources to manage properly. If we fail to manage our sales channels, including the sales channels we must develop for current and future products of Ramtron Canada, we will not be able to increase our sales and our results of operations will be materially adversely affected.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For fiscal years 2004, 2003, and 2002, international sales comprised approximately 87%, 92% and 72%, respectively, of our net revenue. For the first nine months of 2005, international sales comprised approximately 76% of our net revenue. The increase in export sales as a percentage of total sales is in part due to an increase in the utilization of contract manufacturing services in Asia by our customers in the U.S. and Europe. We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result of the large foreign component of our revenue, we are subject to a number of risks resulting from such operations. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

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

                                    Page-45

Our business is also subject to risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

Risks Related to Our Acquisitions
---------------------------------

Any acquisitions we make could disrupt our business and harm our financial condition.

As part of our strategy to increase our revenues and expand our product lines, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. We funded our recent acquisition of Ramtron Canada by issuing of our common stock and use of our available cash resources, including our line of credit. Future acquisitions that we may make or joint ventures that we may enter into with other companies, could require us to incur debt or contingent liabilities or require us to issue equity securities that could cause the trading price of our stock to decline. Our acquisitions, including the acquisition of Ramtron Canada, and other potential acquisitions that we may make, or joint ventures that we may enter into, entail a number of risks that could materially and adversely affect our business and operating results, including:

- problems integrating the acquired operations, technologies or products with our existing business and products;

-  the diversion of management's time and attention from our core business;

-  the need for financial resources above our planned investment levels;

- difficulties in retaining business relationships with suppliers and customers of the acquired company;

-  risks associated with entering markets in which we lack prior experience;

- risks associated with the transfer of rights and licenses of intellectual property;

-  the potential loss of key employees of the acquired company; and

-  the potential impairment of related goodwill and intangible assets.

We expect that our recent acquisition of Ramtron Canada will reduce our net income per share and may cause us to incur losses.

                                    Page-46

Ramtron Canada is not profitable and we expect that the acquisition of Ramtron Canada will result in a decrease in our net income and reduction in our gross margin for the third quarter and for the entire year. The acquisition could fail to produce the longer term product synergies and operational benefits that we anticipate and could have other adverse effects that we currently do not foresee. As a result of those or other factors, the acquisition may not produce the financial results that we expect and may cause our future financial results to be worse than we would have achieved on a stand-alone basis.

Our acquisition of Ramtron Canada results in increased demands on our management that we may not successfully accomplish.

In order to operate successfully as a combined organization, we must employ common information and communication systems, operating procedures, financial controls and human resources practices for Ramtron Canada. The successful and timely design, development, qualification and production of Ramtron Canada's products may be hindered by management obstacles that we face in integrating Ramtron Canada with our organization. The demands on management resulting from the acquisition may divert their attention from our ongoing operations, causing our results of operation to be adversely affected. The difficulties we face are exacerbated by Ramtron Canada's business being in a foreign country where the business culture is different from ours and where many communications are conducted in the French language, which our management does not speak fluently.

Although we performed due diligence investigation of Ramtron Canada before the acquisition, we may not have identified Ramtron Canada's material financial reporting weaknesses or deficiencies in Ramtron Canada's financial controls, nor Ramtron Canada's undisclosed liabilities and obligations, which may result in losses and liabilities for which we will not have indemnification.

We may discover that Ramtron Canada's internal financial controls and financial reporting processes are insufficient to enable us to meet the financial controls requirements applicable to us without incurring costs substantially greater than we expect. We may also discover that Ramtron Canada is subject to product and other liabilities that were not disclosed to us and which exceed Ramtron Canada's shareholders' indemnification obligation to us. Our recourse to the former Ramtron Canada shareholders for most claims we may have under the acquisition agreement for defaults and misrepresentations is limited to $0.5 million and we have no recourse after one year following the date of acquisition, except for fraud, tax and certain other claims as to certain of the former Ramtron Canada shareholders. If we are required to expend costs in excess of our expectation to implement upgraded internal financial controls systems at Ramtron Canada, or to satisfy Ramtron Canada's liabilities for which we are not indemnified, our financial condition and results of operations would be materially adversely affected.

Ramtron Canada's operations in Quebec involve us for the first time in direct operations in a foreign country and we may not be successful in managing those operations or bringing Ramtron Canada's new products to market for many reasons.

                                    Page-47

Ramtron Canada's operations are located in Montreal, Quebec, Canada. We have no prior experience in operating a business in Canada or any other foreign country. Operations in Quebec involve us in a variety of risks, including the following risks that, if not successfully overcome, will materially adversely affect our financial condition and results of operations:

- unanticipated changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

- differing regulations in Quebec with regard to maintaining operations, products and public information in both French and English;

- differing labor regulations in Quebec, where labor laws are generally more advantageous to employees compared to the United States;

- more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information in Quebec;

- greater difficulty in supporting the development and qualification of customer-specific products addressing large markets, which we foresee will be required if our and Ramtron Canada's new products are to be marketed in commercial volumes; and

- challenges inherent in efficiently managing an increased number of employees over the larger geographic distances and in a foreign country, including the need to implement appropriate systems, policies, benefits and compliance programs.

Ramtron Canada and we may fail to develop commercially marketable new products based on Ramtron Canada's know-how and intellectual properties.

We may not be able to derive the benefits that we anticipate from our expanded capability to develop new products as a result of our acquisition of Ramtron Canada. The principal benefit we expect to derive from the acquisition of Ramtron Canada is the development of new products in the microcontroller and mixed-signal markets that we can combine with our FRAM memory products and market in commercial volumes. Ramtron Canada and we have only limited experience in successfully designing, producing and selling in commercial volumes such microcontroller and mixed-signal products. To be commercially successful, such products, if developed, must address the needs of our and Ramtron Canada's existing and future customers. Successful development, production and marketing of new semiconductor products combining analog and digital features, especially FRAM memory, involve a significant commitment of time and resources and are subject to many risks and challenges. We may not be able to acquire and put into use sufficient resources soon enough to develop products addressing broad markets. Competitors, many of which have substantially greater financial and other resources than us, may introduce products that meet the needs of the target markets better than our products or before our products can be introduced. Our expectations of the size and duration of the markets to be addressed by microcontroller and mixed-signal

                                    Page-48
products in combination with our FRAM memory products may be overly optimistic. If we, using our expanded resources from the acquisition of Ramtron Canada, are not able to develop new products that achieve widespread market acceptance, we will be unable to recoup our research and development and product development costs and other expenses, which we expect to be material, with the result that our revenues and earnings will be reduced and the results of our operations adversely affected.

Any new products that we develop using Ramtron Canada's know-how and intellectual properties will be complex and will operate in a wide variety of applications that are new to Ramtron Canada and us, which could result in the inability to market our products in commercial volumes and product failures with consequent costs to us.

Ramtron Canada's existing products, 8051 microcontrollers and a high-voltage digital to analog converter, and the new products we plan to develop and market, particularly new products in the microcontroller and mixed-signal markets that we can combine with our FRAM memory products, will themselves be complex products and will be installed and used in complex products and systems in a wide variety of industrial, communications, consumer, automotive and computer applications and other markets. Any defects or failures in our products could result in negative publicity, product returns, delay or loss of market acceptance of our products and damage and indemnification claims by customers and others against us. Those consequences of any defects or failures in our products could cause us to lose existing and potential customers and would have severely negative consequences on our results of operation.

We plan to develop products that are increasingly complex and rely upon the effectiveness of previous designs, know-how and other intellectual property of Ramtron Canada. Such products are intended to uniquely satisfy customer requirements. If we inadequately comprehended these requirements or fail to uniquely satisfy these requirements due to a lack of effectiveness of our designs, we will not achieve the commercial product volumes necessary to provide an adequate return on our development costs.

Accounting and Regulatory Risks
-------------------------------

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the Nasdaq Stock Market, are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and

                                    Page-49
as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards as well as our evolving compliance requirements related to Ramtron Canada. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

We incurred significant inventory valuation adjustments in 2003, 2004 and the first half of 2005, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on our internal forecasts of customer demand, which are unpredictable even though our products are often specified in our customers' product designs. Our customers' order volumes can fluctuate materially in advance of product shipments. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. In 2003 there was an adjustment to inventory of $278,000; in 2004, $121,000. In the first nine months of 2005, there was an adjustment of $900,000 primarily due to a new product held in inventory that was determined not to fully meet the specification in our published data sheet. As of September 30, 2005, we had $6.4 million of inventory on hand compared to $4.6 million as of December 31, 2004, or an increase of 40%. Due to the large number of products in our inventory in relation to our product revenues, even a small change in average selling prices could result in a significant adjustment and could harm our financial results.

We, and our independent registered public accounting firm, have determined that we had a material weakness in our internal control over financial reporting for 2004. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to compliance with this legislation for the year ended December 31, 2004, and will continue to do so for future fiscal periods.

                                    Page-50

As of December 31, 2004, we did not maintain effective control over financial reporting based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, we lacked sufficient controls in the following manner: (1) our policies and procedures did not require matching of customer order documents with shipping and invoice documents prior to recording revenue, nor were appropriate information technology access controls present as part of the authorization of revenue process. The absence of these controls could have resulted in misstatements to revenue and accounts receivable; and (2) our policies and procedures did not provide for adequate controls over the approval of cash disbursements at our DRAM module subsidiary, which we no longer own. The absence of these controls could have resulted in misstatement and misclassification of recorded costs and expenses. Because of these material weaknesses, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, our independent registered public accounting firm issued an adverse opinion with respect to our internal control over financial reporting and their report is included in our Annual Report on Form 10-K for the year ended December 31, 2004. We have taken measures designed to address this material weakness as further discussed in "Part I-Item 4. Controls and Procedures" in this filing. We believe that we have remediated the material weakness; however, we cannot be certain that the measures we have taken will ensure that we will maintain adequate controls over our financial processes and reporting for the current year and in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information.

Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

Recent changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. Nevertheless, stock options are

                                    Page-51
an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, even though we have not quantified the dollar amount of this standard at this time, the result will have a negative impact on our earnings starting with the accounting period beginning
January 1, 2006. In addition, the new standard could negatively impact our ability to use stock options as an employee recruitment and retention tool in the future.

Ramtron Canada has materially benefited from Quebec tax subsidies and credits, much of which will not be available to Ramtron Canada after the acquisition.

Ramtron Canada has participated in a certain provincial and federal government programs that provide investment credits based upon qualifying research and development expenditures, primarily consisting of the salaries for the persons conducting research and development activities on specific projects. In 2004, Ramtron Canada recorded a Canadian $0.6 million reduction in its research and development expenses as a result of these programs. We expect that these investment tax benefits previously available to Ramtron Canada will be significantly reduced as a result of our acquisition of Ramtron Canada, since Ramtron Canada will no longer benefit from the status of "Canadian controlled private corporation." If these benefits are reduced more than we expect, or are eliminated, Ramtron Canada's research and development expenditures will be materially increased and we may be forced to reduce Ramtron Canada's research and development activities. An increase above our expectations in Ramtron Canada's research and development expenditures and any reduction in Ramtron Canada's research and development activities will adversely affect our financial condition and operating results.

We are subject to environmental laws which are subject to change and may restrict the marketability of certain of our products, which could adversely impact our financial performance or expose us to future liabilities.

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances (RoHS), Directive on Waste Electrical and Electronic Equipment, and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS is scheduled to take effect on July 1, 2006. New electrical and electronic equipment sold after that date in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our FRAM products as manufactured contain lead, but in ceramic form (the ferroelectric memory capacitor) and at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to FRAM products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in financial harm to us.

                                    Page-52

Our business is subject to strict environmental regulations and legal uncertainties, which could impose unanticipated requirements on our business in the future and subject us to liabilities.

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing processes of our third-party foundry and contract manufacturers. Compliance with these regulations can be costly. Increasing public attention has been focused on the environmental impact of semiconductor operations. Any changes in environmental rules and regulations may impose the need for additional investments in capital equipment and the implementation of compliance programs in the future. Any failure by us or our foundries or contract manufacturers to comply with present or future environmental rules and regulations regarding the discharge of hazardous substances could subject us to serious liabilities or cause our foundries or contract manufacturers to suspend manufacturing operations, which could seriously harm our business, financial condition and results of operations.

In addition to the costs of complying with environmental, health and safety requirements, in the future we may incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

Risks Relating to the Ownership of Our Shares
---------------------------------------------

Concentrated ownership of shares by two shareholders could affect the price of our common stock.

As of November 4, 2005, our largest known shareholder, Infineon Technologies AG (Infineon), owns 4,430,005 shares, or approximately 18.2% of our outstanding shares, and holds warrants to purchase 262,663 shares at an exercise price of $3.04 per share. As of November 4, 2005, the National Electrical Benefit Fund owns 1,638,680 shares, or approximately 6.7% of our outstanding common stock, and holds warrants to purchase 905,697 additional shares at an exercise price of $2.25 per share. At present, Infineon's and the National Electrical Benefit Fund's ownership may have the effect of delaying, deferring or preventing a change in control of our company, or may directly or indirectly effect a change in control of our company. The disposition by Infineon or the National Electrical Benefit Fund of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock, as discussed immediately below.

                                    Page-53

A large percentage of our outstanding shares are eligible for future sale.

Sales of a substantial number of shares of our common stock in the public market, or the availability of those shares for sale in the public market, could harm the market price of our common stock. These sales also may make it more difficult for us to raise financing through the sale of equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of November 4, 2005, we had 24,387,830 shares of common stock outstanding. Of those shares, approximately 19,957,825 shares were freely tradable without restriction or pursuant to effective registration statements under the Securities Act, and approximately 4,430,005 shares, most of which were held by our "affiliates," could be publicly sold under Rule 144 promulgated under the Securities Act, subject to compliance with the notice requirements and volume restrictions of Rule 144. As of November 4, 2005, approximately 5,034,444 shares were subject to issuance upon exercise of options granted under our stock option plans and, except to the extent that shares issued upon exercise of such options are held by "affiliates," who, as noted above, are subject to the Rule 144 notice requirements and volume restrictions, will be eligible for immediate resale in the public market upon exercise of such options. As of the same date, approximately 2,330,892 shares were also subject to issuance upon exercise of outstanding warrants and such shares have been registered for immediate resale in the public market.

Provisions in our certificate of incorporation and preferred shares rights agreement may have anti-takeover effects and could affect the price of our common stock.

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions of the preferred stock, without any vote or action by our shareholders. Our authority to issue preferred stock with rights preferential to those of our common stock could be used to discourage attempts by others to obtain control of or acquire us, including an attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock, by making those attempts more difficult or costly to achieve. In addition, we may seek in the future to obtain new capital by issuing shares of preferred stock with rights preferential to those of our common stock. This provision could limit the price that investors might be willing to pay in the future for our common stock.

In April 2001, we adopted a shareholder rights plan pursuant to which we distributed preferred stock purchase rights as a dividend at the rate of one right for each share of our common stock. The rights plan is designed to deter coercive or unfair takeover tactics, and to prevent an acquirer from gaining control of our company without offering a fair price to all of our stockholders. Each right entitles our stockholders to buy one unit of a share of our Series B preferred stock for $50.00. The rights generally are exercisable only if a person or group announces that it has acquired beneficial ownership of 15% or more of our outstanding common stock or commences a tender or exchange offer upon consummation of which that person or group would beneficially own 15% or more of our outstanding common stock. The rights will expire on April 19, 2011.

                                    Page-54

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

Our revolving credit facility bears interest at the prime rate plus 0.5% with a minimum interest rate of 6% and the term loan bears interest at a floating rate equal to the prime lending rate plus 1% per annum and a term of 36 months.

The Company manages interest rate risk by investing its excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. The Company does not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The net effect of a 10% change in interest rates on outstanding cash and cash equivalents at September 30, 2005 would have less than a $100,000 effect on the Company's earnings or cash flows in 2005.

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

The Company recently formalized a process for FRAM wafer purchase price adjustments related to fluctuations in Japanese Yen currency exchange rates with its supplier, Fujitsu. Under this agreement, the Company's FRAM wafer purchase price in Japanese Yen will be adjusted quarterly to reflect the previous quarter's average Japanese Yen to US dollar exchange rate, and payment is made in Japanese Yen. The Company does not believe near-term variations in exchange rates that are reasonably possible will result in a material effect on future earnings, fair value, or cash flows of the Company; therefore, the Company has chosen not to enter into foreign currency hedging instruments. However, the Company and its wafer foundry in Japan recently agreed to change to Yen denominated wafer purchases from dollar denominated purchases. Because most FRAM product sales in Japan are also denominated in Yen, our wafer purchases in Yen provide a natural currency hedge to a limited extent. Nevertheless, there can be no assurance that such an approach will be successful, especially in the event of a significant and sudden change in Japanese currency valuation.

                                    Page-55

In addition, following the purchase of Ramtron Canada in the quarter ended September 30, 2005, we have some payment obligations denominated in Canadian dollars; however, these obligations are not presently material. As such, our exposure in the event of fluctuations in the currency exchange rate for U.S. dollars to Canadian dollars is immaterial.

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

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

                                    Page-56

Remediation Steps to Address Material Weaknesses Reported for the period ended December 31, 2004 - Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the following material weaknesses: (1) Company policies and procedures did not require matching of customer order documents with shipping and invoice documents prior to recording revenue, nor were appropriate information technology access controls present as part of the authorization of revenue process. The absence of these controls could have resulted in misstatements to revenue and accounts receivable, and (2) Company policies and procedures did not provide for adequate controls over the approval of cash disbursements at its Mushkin subsidiary. The absence of these controls could have resulted in misstatement and misclassification of recorded costs and expenses.

We implemented the following controls subsequent to December 31, 2004 to correct the identified material weaknesses in the internal control over financial reporting, discussed above.

(a) Information technology access controls were modified to ensure proper segregation of duties at our headquarters.

(b) A new ERP system was purchased and installed at the Company and the Company's Mushkin subsidiary (sold in July 2005). Access security to ensure proper segregation of duties was developed as part of the implementation plan and reviewed by management.

(c) Two signatures were required for all checks written from Mushkin's accounts.

(d) The three way matching of accounts payable is now performed at the Company's headquarters.

PART II - OTHER INFORMATION

ITEMS 1-5 - NONE

ITEM 6 - EXHIBITS

(a)  Exhibits:

31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.
32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.

                                    Page-57

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 9, 2005                          /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-58