Form 10-K
period 2005-12-31
RAMTRON INTERNATIONAL CORP
filed 2006-03-15
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act of 1934. Yes / / No / X /

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No / X /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  / X /  No  /   /

                                   Page-1

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act).
Large accelerated filer /   /, Accelerated filer / X /, Non-accelerated
filer /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No. / X /

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $52,474,013 based on the closing price of our common stock as reported on The Nasdaq Stock Market.

As of March 10, 2006, 24,387,830 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . .   4
     Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  19
     Item 1B.  Unresolved Staff Comments . . . . . . . . . . . . . . .  34
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . .  34
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  35
     Item 4.   Submission of Matters to a Vote of Security Holders . .  35

PART II
     Item 5.   Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities . . . . .. . . . . . . . . . . . . . . . . .  36
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  38
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation  . . . . . . . . . .  39
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  52
     Item 8.   Financial Statements and Supplementary Data . . . . . .  53
     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  56
     Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . .  56
     Item 9B.  Other Information . . . . . . . . . . . . . . . . . . .  57

PART III
     Item 10.  Directors and Executive Officers of the Registrant  . .  57
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .  58
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . .  58
     Item 13.  Certain Relationships and Related Transactions  . . . .  58
     Item 14.  Principal Accountant Fees and Services  . . . . . . . .  58

PART IV
     Item 15.  Exhibits and Financial Statement Schedules  . . . . . .  58

                                   Page-3

This Annual Report on Form 10-K and certain information incorporated herein by reference contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under "Item 1A - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our Reports on Forms 10-Q, 10-K, and in our Annual Reports to Shareholders.

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

Item 1.   BUSINESS

Ramtron International Corporation ("Ramtron" or the "Company") is a Delaware corporation and was founded in 1984. We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller and integrated semiconductor solutions used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory (FRAM) products. FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power and simplifies the design of electronic systems. In many cases, we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and high-margin sales. We outsource the manufacturing of our products to third party foundries and packaging and test companies, which allows us to focus our internal efforts on product design, testing, marketing and sales.

                                   Page-4

RECENT DEVELOPMENTS

On July 1, 2005, the Company retired its outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of Ramtron common stock at $3.04 per share that were issued with the debentures remain outstanding. Ramtron took a pre-tax charge of approximately $1.6 million in the third quarter of 2005, of which $1.2 million was non-cash, to account for costs associated with the debt repayment.

On July 1, 2005, we finalized the documentation of our $4-million revolving secured credit facility ("New Credit Facility") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The New Credit Facility provides for a $4-million secured revolving credit facility. The New Credit Facility carries interest at a floating rate equal to the prime lending rate plus 0.50% per annum, a minimum interest rate of 6.00% per year and a term of two years. Security for the credit facility includes all of our assets except for our real estate. The Company is required to comply with certain covenants under the new credit facility, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank, such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

On July 26, 2005, the Company sold its wholly owned subsidiary, Mushkin Inc. The total proceeds from the sale were approximately $1.8 million. The proceeds included cash of $900,000, assignment of accounts receivable of $800,000 and a promissory note for $100,000. In connection with the sale, the Company incurred an impairment charge to goodwill of $3.4 million and to long-lived assets of $359,000.

On August 29, 2005, Ramtron acquired Goal Semiconductor Inc. ("Goal"), a privately held, fabless semiconductor manufacturer based in Montreal, Canada, in a cash and stock transaction valued at approximately $7.6 million.
Ramtron acquired all of the outstanding capital stock and options of Goal pursuant to Share Purchase Agreement and Stock Option Purchase and Sale Agreements. Ramtron also entered into the Escrow Agreement to provide for a source of recovery for indemnification claims under the Share Purchase Agreement.

                                   Page-5

The cash consideration paid for Goal was $2.4 million, which consisted of $800,000 to stockholders pursuant to the Share Purchase Agreement and $1,200,000 to 19 individuals pursuant to the Stock Option Purchase and Sale Agreements, and payments for legal fees and other miscellaneous expenses amounting to $0.4 million. For the stock portion of the consideration, Ramtron issued an aggregate of 1,951,389 new shares of its common stock, valued at $5.5 million. Pursuant to the registration rights covenants in the Share Purchase Agreement, Ramtron filed a registration statement to register the Ramtron Shares under the Securities Act of 1933, as amended.

On September 15, 2005, Ramtron executed an Amended and Restated Loan Agreement ("Amended Loan Agreement") with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The Amended Loan Agreement provides for a
$3 million secured term-loan facility. The Amended Loan Agreement replaces the Company's Loan and Security Agreement dated July 1, 2005. The Amended Loan Agreement provides for interest at a floating rate equal to the prime lending rate plus 1% per annum and a term of 36 months. Security for the Amended Loan Agreement includes all of the Company's assets except for real estate. The Company plans to draw upon term-loan facility for working capital purposes as required. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the Amended Loan Agreement by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property.

In September 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant pursuant to terms of our loan agreement with Silicon Valley Bank, which caused an event of default on October 31, 2005. This non-compliance was primarily a result of first-quarter 2005 inventory charges taken for product yield issues; the impact of the Goal Semiconductor acquisition on our September 30 cash balance, and changes in the Company's foreign and domestic accounts receivable mix. We obtained a forbearance until December 15, 2005 from Silicon Valley Bank, and we restructured the covenants to better align with the Company's business practices during the forbearance period. On December 30, 2005, the Company entered into a Loan Modification Agreement which completed the restructuring of its Amended and Restated Loan Agreement with Silicon Valley Bank. The Loan Modification Agreement provided for the waiver of the Company's event of default on October 31, 2005, revised the financial covenants to better reflect the Company's operations, and included a provision for the Company's investment in its Canadian acquisition and payments pursuant to the recent mortgage financing of the Company's Colorado Springs facility.

In October 2005, Ramtron revised its 2004 Financial Statements and 2005 Financial Statements to reflect Mushkin Inc. as a discontinued operation.

On December 2, 2005, Ramtron held its 2005 Annual Meeting of Stockholders, at which time, the Company's 2005 Incentive Award Plan, previously approved by the Company's Board of Directors, was approved by its stockholders.

                                   Page-6

The fifth remaining count of our previously disclosed patent interference proceeding with National Semiconductor Corporation was sent to a Special Master for a final ruling. On December 12, 2005, the District Court for the District of Columbia reversed the judgment of the Board of Patent Appeals and Interferences and found that the claims of Ramtron's patent were supported by an enabling disclosure. Thus, Ramtron's patent was found to be entitled to priority over National Semiconductor Corporation's patent application, and pursuant to our agreement with National Semiconductor Corporation, we granted a license with respect to this technology to National Semiconductor Corporation.

On December 15, 2005, Ramtron, through its subsidiary, Ramtron LLC, for which Ramtron International Corporation serves as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. Ramtron LLC also entered into an for the benefit of American National Insurance Company securing the Company's real estate as collateral for the mortgage loan facility.

On December 30, 2005, the Board of Directors of Ramtron approved the immediate acceleration of vesting of unvested and "out-of-the money" non-qualified stock options previously awarded to officers and employees with option exercise prices greater than $2.75. The affected options held by officers and employees had a range of exercise prices between $2.79 and $4.45, with a weighted average exercise price of $3.57. Options exercisable for a total of 849,397 shares were accelerated. No unvested options held by outside directors were accelerated. The closing price per share of the Company's common stock on December 30, 2005 was $2.03. All affected stock options will continue to be governed by their respective original terms and conditions. Each of the Company's executive officers and certain other employees entered into a Resale Restriction Agreement that imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of: the original vesting dates set forth in the option agreement, termination of employment, or in connection with a change in control pursuant to the terms of each individual's change of control agreement. The accelerated options represented approximately 13.7% of the total of all of the Company's outstanding options at December 30, 2005. The accelerated vesting of options is intended to eliminate any future reportable compensation expense relating to the accelerated options upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment," effective for the Company's fiscal year beginning in the first quarter of 2006. The Company's aggregate pre-tax compensation expense that will be avoided is approximately $1.1 million, of which approximately $650,000 would have been recognized in 2006.

On January 13, 2006, Mr. Greg B. Jones entered into a Severance Agreement and General Release and Waiver of Claims upon Mr. Jones's resignation from his position as the Company's President-Technology. Mr. Jones resigned as a director of the Company effective as of that same date. Mr. Jones resigned to pursue other professional and personal interests.

                                   Page-7

FINANCIAL INFORMATION BY SEGMENT

Following our divestiture discussed in Item 8. Financial Statements and Supplementary Data - Note 11 of the Notes to Consolidated Financial Statements, our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

See Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning geographic financial information concerning the business of the Company.

OVERVIEW OF BUSINESS

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory
(FRAM). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power and simplifies the design of electronic systems. In many cases, we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision tamper detection, timekeeping, and power failure detection on a single chip with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective integrated products.

In 2005, we sold our products to over 200 customers primarily for applications in the metering, computing and information systems, automotive, communications, consumer and industrial, scientific and medical markets. We sell our products through a direct sales force and a global network of distributors. We outsource the manufacturing of our products to third party foundries and packaging and test companies, which allows us to focus our internal efforts on product definition, design, testing, marketing and sales.

GENERAL INDUSTRY BACKGROUND

Semiconductor products are typically classified as analog, digital, or mixed signal. Analog semiconductors are devices that have the ability to sense continuous real-world parameters like voltage, flow, pressure, temperature, velocity, and time. Digital semiconductors, such as memories or microcontrollers, store or process information via circuit-based on and off switches. Digital semiconductors store, process and manipulate data once the analog components have conditioned the inputs or signals. Mixed-signal semiconductors are integrated products that combine analog and digital circuit functions into a single device and are generally considered the most specialized and complex type of semiconductors in the market.

                                   Page-8

Memory Market
-------------

Virtually all electronic systems incorporate semiconductor memory to enable and enhance performance. The primary performance characteristics of memory devices include: speed (the amount of time it takes to read and write data from and to the device); density (how much data can be stored in the device); power consumption, (how much power a device consumes when reading or writing data); endurance (how many times data can be written onto a memory device before it wears out); and volatility (whether or not the device can retain data without power). Volatile memory products rely on a random access memory
(RAM) architecture, which requires a constant power source to retain data but allows data to be written and re-written quickly onto the device. The most common volatile memories on the market today are dynamic random access memories (DRAM), which are favored by designers for their density, and static random access memories (SRAM), which are favored because of their speed.

Nonvolatile memories were originally designed using a read only memory (ROM) architecture, which allows data to be written once and retained even when the power is turned off or lost. Technology advances in ROM-based memories now allow data to be written and erased multiple times as well as to retain data without a power source. Despite these advances, ROM-based devices write operations require a significant amount of power, are slow, and degrade relatively quickly. The most common nonvolatile memory on the market today is electrically erasable programmable read only memory (EEPROM), which is a low density solution that is generally used because of its relative ease-of-use compared to FLASH memory, which is used because of its low cost per bit and high density data storage capability.

In an effort to create a nonvolatile memory with high read/write speeds, a hybrid memory, called battery-backed SRAM (BBSRAM) was created. While BBSRAMs allow higher speed data storage, the battery attachment makes the device larger in size, more expensive, and introduces battery-related reliability, lifetime and environmental issues.

EEPROM, FLASH, and BBSRAMs, are widely used by system designers and are more or less standardized. As is the case with most commodities, price is the main differentiator. While these products are widely produced and incorporated in many applications, technical limitations such as write speed, power consumption, endurance and ease of use prevent these nonvolatile memory devices from being implemented in certain situations.

Due to the large market for semiconductor memory products and the technical limitations of existing nonvolatile memory products, a market opportunity for alternative memory technologies has evolved. To-date, ferroelectric random access memory (FRAM) technology has overcome many of the limitations of traditional nonvolatile memory and has attracted licensed suppliers who, with us, have shipped well over 100 million units. This has made FRAM the most commercially successful of the alternative nonvolatile memory technologies. Other emerging technologies, such as magneto resistive random access memory
(MRAM), ovonics and molecular memory, are still in their early stages of development and have yet to demonstrate commercial viability and achieve market acceptance.

                                   Page-9

Microcontroller Products
------------------------

Microcontrollers (MCUs) are highly integrated devices that typically include a central processing unit (CPU), memory, input/output (I/O) ports and timers. Unlike a general-purpose computer, which also includes all of these components, an MCU is designed to control or provide a very specific task within a system. As a result, the parts can be simplified and shrunk to reduce production costs.

MCUs are generally segmented by architectures ranging from 4-bit through 32-bit. 4-bit MCUs are relatively inexpensive but usually lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. 16- and 32-bit architectures are typically higher performance but have historically been considered too expensive for many high-volume applications. As a result, we believe that 8-bit MCUs are generally perceived as the most cost-effective processing solution for high volume requirements.

Integration Trend - Mixed-Signal Devices
----------------------------------------

In a typical system design, analog inputs are gathered by sensing devices and then conditioned for use by digital circuits. Once the analog inputs are converted into digital data by analog-to-digital conversion circuitry, digital devices such as microcontrollers and memory are used to manipulate and store the data, which is used to achieve a desired result or function in the system.

Until recently, analog and digital functions were performed by stand-alone components that worked alongside each other within the system. Due to the increasing complexity of products, the advancement of product features and the desire among original equipment manufacturers to decrease the size and cost of electronic systems, the market has progressed toward integrating analog and digital components into stand-alone mixed-signal semiconductor devices. Analog products that are commonly integrated into an electronic system include temperature sensors, op amps, and regulators. This analog circuitry operates in conjunction with digital devices such as memories and microcontrollers. Microcontrollers are digital devices that incorporate many of the same functions as a computer but in a dramatically simplified form. They are typically designed to control or perform very specific tasks in a system. Advances in process technology and design capabilities now allow the integration of analog and digital devices into a single device by either embedding the functions onto a single chip or by combining them in a multi-chip package. Integrating functions in a single device has enabled lower overall system costs while increasing functionality and reducing board space requirements. As a result, many integrated semiconductor solutions generally recognize longer product life cycles and relatively higher product margins.

                                   Page-10

OUR PRODUCTS
------------

We design, develop and market specialized semiconductor memory, microcontroller and integrated semiconductor solutions used by customers for a wide range of applications in the metering, computing and information systems, automotive, communications, consumer and industrial, scientific and medical markets. Our product portfolio is comprised of stand-alone and integrated products and microcontroller devices.

We pioneered the use ferroelectric technology to produce nonvolatile semiconductor memory products in commercial volumes. Our products have distinct advantages over incumbent nonvolatile memory devices. FRAM products combine the nonvolatile data storage capability of ROM with the benefits of RAM, which include a high number of read and write cycles, high speed read and write cycles, and low power consumption. Since demonstrating our first product, we have expanded our FRAM product line to include various interfaces and densities, which include industry-standard serial and parallel interfaces; industry standard package types; and 4-kilobit, 16-kilobit, 64-kilobit, 256-kilobit and 1-megabit densities.

Our serial and parallel memories contain industry-standard interfaces that are widely used in electronic applications. System designers use serial memories to collect data due to their relative low cost. Serial memories require fewer connections to the host system, and due to their small package footprint, occupy less space on a circuit board. They are slower than other types of memory because they deliver data serially through a single port, which can require a system's processor to wait longer for the data it needs. Our serial FRAM devices are faster than serial EEPROM devices because the fast write speed of FRAM allows more frequent data transfers over the serial bus to the processor.

Our parallel FRAM products are drop-in replacements for battery-backed SRAM products (BBSRAM). FRAM parallel products offer comparable features and data retention as BBSRAMs without the requirement of a battery, which increases system reliability and reduces board space. Parallel memory devices transfer data faster than serial memories because they can deliver data through several ports simultaneously. Although parallel memory devices are larger and more costly than serial memory devices, they are well suited for high-performance applications due to their inherent high read and write speed capability.

Our standard microcontrollers are cost-effective, 8-bit, microcontrollers that are drop-in replacements for industry standard 8051 MCUs. These products feature memory for programmability and data storage, as well as In-System/In-Application Programming (ISP/IAP) capabilities and standard
8051 peripherals. 8051 refers to an MCU developed by Intel in 1980 for use in embedded products and is one of the most widely used microcontrollers on the market.

                                   Page-11

Our integrated FRAM products, called Processor Companions, are single-chip solutions that replace a number of individual system components to reduce cost and board space. The Processor Companion family is the most integrated FRAM product line developed to date and provides on a single chip the most commonly needed system functions for a variety of applications. Processor Companions typically combine nonvolatile FRAM with analog and mixed-signal circuitry such as a real-time clock (RTC), a processor supervisor, and other commonly needed peripheral functions. Processor Companions are available in a variety of memory density and mixed-signal feature configurations. Processor Companions are used in similar applications to our serial and parallel FRAM memories but provide more of the system's functions with a single device. We are currently developing an integrated device that will include a microcontroller, FRAM, and mixed-signal functions in a single package.

Our integrated enhanced microcontrollers are feature-rich, highly-integrated mixed-signal 8051 microcontrollers that offer a single-chip solution for a broad range of signal conditioning, data acquisition and control applications. These products include on-chip analog peripherals such as an analog-to-digital (A/D) converter, pulse width modulators (can be used as digital-to-analog (D/A) converters), a voltage reference, a programmable current source, an uncommitted operational amplifier, digital potentiometers and an analog switch, making them complete data acquisition System-on-Chip
(SoC) devices.

MARKETS

=============================================================================
     Select Nonvolatile Memory and Integrated Semiconductor Applications
-----------------------------------------------------------------------------
     Meters                          Computing and Information Systems
     ------                          ---------------------------------
     Electric, Gas, Waste            RAID systems
     Taxi                            Keyboard, video, mouse switches
     Flow                            Servers
     Postage                         Network attached storage
     Automated Meter Reading         Storage area networks
                                     Printers and copiers
-----------------------------------------------------------------------------
     Communications                  Automotive
     --------------                  ----------
     Short message system phones     Restraint systems
     Cell base stations              Smart airbag systems
     DSL line cards                  Body controls
     Portable GPS                    Car radio/DVD/Navigation systems
                                     Instrumentation clusters
-----------------------------------------------------------------------------
     Consumer                        Industrial, Scientific and Medical
     --------                        ----------------------------------
     Plasma TV                       Medical instruments
     LCD TV                          Test equipment
     Set top box                     Motor controls
     High-tech toys                  Home automation
     Video game cartridges           RF/ID data logging
     Gaming machines
=============================================================================

                                   Page-12

Our engineering team has helped many customers develop leading-edge products that benefit from our FRAM products' unique technological characteristics, such as fast write speeds, high write endurance, low power, and accelerated time-to-market. The following application examples illustrate the use of our products in certain end markets.

Automotive - Electronic systems and semiconductor content in automobiles has increased significantly over the past few years with the advent of more sophisticated safety, entertainment, body control, and telematics systems. In addition, the sensor count in automobiles has grown significantly over the past few years, which is driving the need to process and store more data than ever before.

Metering - The need to monitor power usage has become increasingly important for utility companies as fuel prices have increased significantly over the past few years. Worldwide, there is a significant demand for systems that efficiently distribute power to areas of high demand. These trends have driven the need for more sophisticated digital metering products that can constantly track and report power usage data for utility companies. As a result of our success in supplying FRAM products for one of the world's largest digital metering installations, FRAM products are rapidly becoming the favored nonvolatile memory technology for time-of-use and automated meter reading applications.

Computing - Computing applications for our products have increased significantly in recent years with a particular emphasis in multi-function printers and copiers, laser and inkjet printers and hard disk array controllers. The high write endurance of our FRAM products is the primary reason multi-function printer and copier manufacturers use FRAM products in their products, while the fast write capability and ability to store information quickly upon power-down is the primary reason hard disk controller manufacturers use our products.

Industrial, Scientific and Medical - The industrial, scientific and medical market provides a large opportunity for FRAM products because it is characterized by applications that are subject to unique and demanding operating environments. FRAM products are well suited for these applications due to their inherent high reliability features like high endurance and low power consumption.

MANUFACTURING

We are a fabless semiconductor manufacturer that designs and develops new products for production by third-party foundries. Our agreements with third-party manufacturers are intended to enable us to avoid the large capital expenditures that would otherwise be required to manufacture our products in commercial volumes.

                                   Page-13

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon and Texas Instruments that provide for the potential development and manufacture of FRAM products, Fujitsu is currently the sole manufacturer of our FRAM products. Fujitsu is required to notify us at least two years in advance of any change in its ability, or intention, to supply product wafers to us.

Our microcontroller products are manufactured by third party foundries, including Taiwan Semiconductor Manufacturing Company (TSMC), Tower Semiconductor and Dalsa Semiconductor with whom we do not have long-term agreements. We believe that manufacturing capacity for our microcontroller products is readily available for the foreseeable future. In addition, we believe manufacturing capabilities and capacity for integrated products we may develop would be readily accessed.

We subcontract with foreign companies to assemble and test our finished products. Manufacturing services performed by such third parties are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 102 United States patents covering key aspects of our products and technology. These patents will expire at various times between July 2007 and November 2023.
We have applied for 5 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 4 non-U.S. issued patents and have 8 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

Our patents cover the fundamental aspects of FRAM technology, which we believe significantly prohibit other companies from commercializing ferroelectric-based memory and integrated products without a license from us. We use our technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of our customers. Our engineers have specific know-how in FRAM technology-based product design.

We have licensed our FRAM technology to several companies, including Fujitsu, Toshiba, Samsung Electronics Company, Ltd. (Samsung), Infineon, NEC and Texas Instruments. We also have cross-licensing arrangements with National Semiconductor and Symetrix Corporation. Some of these licensing arrangements provide us with the right under certain conditions to call on the licensee's manufacturing capacity as well as to receive and royalty payments while others include only royalty provisions.

                                   Page-14

In April 2004 we entered into an agreement with National Semiconductor to settle a long-standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the U.S. Patent and Trademark Office in regard to one of our issued U.S. patents. The patent involved covers a basic ferroelectric memory cell design invention. Under the terms of the settlement agreement, we abandoned four of the five claims in our existing patent, which expire in 2007, two of National Semiconductor's patent applications relating to the interference claims were assigned to us and two others were retained by National Semiconductor. In addition, we have agreed to license the existing patent at no cost to National Semiconductor, and we and National Semiconductor have agreed to cross license any and all future patents that may be issued from certain pending applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, we will pay National Semiconductor a total of $2.5 million in equal annual installments of $250,000 through 2013. The fifth remaining count of the patent interference proceeding with National Semiconductor Corporation was sent to a Special Master for a final ruling. On December 12, 2005, the District Court for the District of Columbia reversed the judgment of the Board of Patent Appeals and Interferences and found that the claims of Ramtron's patent were supported by an enabling disclosure. Thus, Ramtron's patent was found to be entitled to priority over National Semiconductor Corporation's patent application, and pursuant to our agreement with National Semiconductor Corporation, we granted a license with respect to this technology to National Semiconductor Corporation.

SEASONAL NATURE OF BUSINESS

We do not consider our operations to be seasonal.

CUSTOMERS

We serve direct customers worldwide, including OEMs and subcontract manufacturers. Additionally, we serve distribution customers worldwide, through which we indirectly serve a broad base of customers. Our customers include industry leading OEMs in a broad range of industries, such as ENEL Distribuzione SpA, Ricoh, and Ampy Automation; leading subcontract manufacturers, such as Jabil Circuit, Celestica, and Flextronics, who build end-market products incorporating our memory and integrated products; and leading distributors, such as Tokyo Electron Device, Future Electronics, and Polar Star International.

In fiscal year 2005, approximately 16% of our product sales were generated from one customer, ENEL Distribuzione SpA (ENEL), which is the leading utility company in Italy. ENEL uses our products in an advanced digital electricity metering product that is being installed throughout Italy in approximately 27-million locations. We expect to complete shipments for the ENEL installation program in 2006, and expect that by the end of second quarter of 2006, sales to ENEL will drop below 10% of our revenue.

                                   Page-15

Our sales have been relatively balanced across our major sales regions including the Americas, Europe, Asia and Japan. As a result, we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2005, 2004 and 2003, international sales comprised approximately 90%, 87% and 92%, respectively, of our net revenue.

SALES AND MARKETING

We use a direct sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2005, approximately 62% of our product sales were to our distributor network, while direct customers accounted for approximately 38% of our revenue.

As of December 31, 2005, we employed 25 people in our marketing and sales organization. In addition to our Colorado Springs, Colorado headquarters facility, we maintain full-time sales and customer service personnel in Canada, Japan, Europe, Hong Kong, South Korea, and China. We have distribution and/or representation relationships with more than 60 companies worldwide, including North America, Europe, Japan and Asia. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

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

COMPETITION

The semiconductor industry is intensely competitive. We compete with numerous domestic and foreign companies. Our products primarily compete on the basis of price for functionality offered. We may be at a disadvantage in competing with many of these companies who have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flow during downturns in the semiconductor industry.

                                   Page-16

We consider our FRAM products to be competitive with existing nonvolatile memory devices such as EEPROM, BBSRAM and Nonvolatile SRAM (NVSRAM) products. Although nonvolatile FLASH memory products are important in the high-density, nonvolatile memory product market, our products do not currently compete in that market. Both low-density and high-density nonvolatile memory products are manufactured and marketed by major corporations possessing worldwide wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, and by specialized product companies, like, Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

Our standard microcontroller products compete directly with industry standard products offered by established semiconductor manufacturers such as Renasas, Freescale, Microchip, NEC, Atmel, Philips and Zilog. We intend to use our close customer relationships to sell in this intensely competitive environment where we have a proven track record of providing individualized design assistance and after sale support. Due to the more specialized nature of our mixed signal enhanced microcontrollers, they are less susceptible to the same level of competition as our industry standard microcontroller products.

Our licensees may market products that compete with our FRAM products. Most of our licensees have the right to manufacture and sell FRAM products, however, with the exception of Fujitsu, we are not aware of any licensees that market competitive FRAM products. Under our agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC and Texas Instruments, we granted each of those companies a non-exclusive license to FRAM technology, which includes the right to manufacture and sell products using FRAM technology. Most of these license agreements provide for the continuation of the license rights to our technology and know-how after expiration or termination of the agreements.

Competition affecting our FRAM products may also come from emerging alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies.

RESEARCH AND DEVELOPMENT

We use our technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of our customers. We intend to continue leveraging and expanding our technological and engineering expertise to develop new proprietary technologies and expand our product offerings.

We continue to make additional investments in research and development for technologies and products. Current research and development activities are focused on expanding our product offerings and securing additional foundry capacity to meet our future needs.

                                   Page-17

We seek to maintain our leadership role in FRAM technology development by working in cooperation with the world's leading semiconductor manufacturers to further the development of our proprietary FRAM technology. For example, we are working with Texas Instruments under a joint development agreement to demonstrate low-voltage, embedded FRAM technology on an advanced 0.13 micron manufacturing process and below. Under this agreement, we have received certain consideration for a license to our FRAM technology and technical development services.

ENVIRONMENTAL COMPLIANCE

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in our prototype manufacturing and research and development processes. We believe we have taken all necessary steps to ensure that our activities comply with all applicable environmental rules and regulations. We are not party to any known violation of environmental controls. A future failure by us to comply with such environmental rules and regulations regarding the discharge of hazardous substances could subject us to substantial liabilities or could adversely affect our limited manufacturing operations. We believe that the risk of a future failure or violation are remote due to the nature of its current operations.

EMPLOYEES

We have approximately 110 employees, including 44 in research and development, 23 in manufacturing, 25 in marketing and sales, and 18 in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See "Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements" for certain financial information concerning geographic area information.

                          AVAILABLE INFORMATION

We make available financial information, new releases, news releases and other information on our website at www.ramtron.com. There is a direct link from the website to our Securities and Exchange Commission (SEC) filings via the EDGAR database, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. Such reports are available free of charge on our website via a link to the SEC's website, as soon as reasonably practicable after we file such reports and amendments with or furnish them to the SEC. In addition, such reports are also available free of cost by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can also obtain such reports directly from the SEC at no charge at the SEC's website (www.sec.gov).

                                   Page-18

Item 1A.  RISK FACTORS

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

We incurred net losses during 2005 of $6.5 million. We recognized net income of $3.6 million in 2004 for the first time since the Company's inception. We have spent substantial amounts of money in developing our products in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, to reduce manufacturing costs, to increase significantly sales of existing products and to introduce and sell new products successfully.

We have limited cash flows, and we may have limited ability to raise additional funds to finance our operation.

In view of our expected future working capital requirements in connection with the fabrication and sale of our nonvolatile memory, microcontroller and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in further dilution of our existing stockholders' interests.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our products. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third party non-disclosure and assignment agreements. We cannot be assured that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

                                   Page-19

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

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred near the manufacturing facility of our FRAM foundry wafer supplier, Fujitsu, Ltd. (Fujitsu), in Iwate, Japan in May 2003, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

Our future success depends in part on the continued service of a relatively small number of key design engineering, sales, marketing and executive personnel, and if we are unable to attract additional personnel or retain our key personnel, our business will suffer.

                                   Page-20

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and testing engineers involved in the development and manufacture of our semiconductor products and processes. The competition for these personnel is intense, and the loss of key employees, including executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us. There can be no assurance that we can retain them in the future. In addition, none of our U.S. employees have entered into post-employment, non-competition agreements with us and, therefore, our employees are not contractually restricted from providing services to our competitors.

Risks Related to Our Products
-----------------------------

Our products are complex and may contain defects that could lead to product liability, an increase in our costs or a reduction in our revenue.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. If we develop integrated semiconductor products containing functions in addition to memory as planned, the overall complexity of our products will increase substantially. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could impose substantial costs and harm our business. Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

Because our products typically have lengthy sales cycles, we experience substantial delays between incurring expenses related to development of our products and the generation of revenue from those products.

                                   Page-21

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

We currently rely on a single unaffiliated foundry at Fujitsu to manufacture all of our FRAM products and other contract manufacturers and unaffiliated semiconductor foundries to manufacture our microcontroller and HVDAC products. Reliance on this foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundry for quality assurance, and the potential loss of production due to seismic activity, weather conditions and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry supplier, which could also result in price increases to us. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems.

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

                                   Page-22

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

We are a relatively small company with limited resources, compared with some of our current and potential competitors, and we may not be able to compete effectively and increase market share.

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by ST Micro, Renasas, Freescale, Microchip, NEC, Atmel, Philips and Zilog as well as specialized product companies like Atmel Corporation, Intersil Corp., Catalyst Semiconductor, Microchip, Maxim, and Integrated Silicon Solution Inc. Our standard microcontroller products compete directly with industry standard products offered by established semiconductor manufacturers such as Renasas, ST Micro, Freescale Semiconductor, Inc., Microchip, NEC Corporation (NEC), Atmel and Zilog, as well as any new entrants to the market. Many of our current and potential competitors have longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

                                   Page-23

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

Substantially all of our current revenue is from sales of our FRAM stand-alone nonvolatile memory devices or devices containing embedded FRAM nonvolatile memory. Some of our integrated semiconductor memory solutions will likely include FRAM memory. A memory technology other than FRAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory or phase change memory devices or technology. To the extent our competitors are able to promote a nonvolatile memory technology other than FRAM as an industry standard; our business will be seriously harmed.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or the abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the year ended December 31, 2005, was $7.6 million, or 22% of our revenue. A number of large companies are actively involved in the development of new technologies and standards for semiconductor memories.

                                   Page-24

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

We have a limited operating history in creating and marketing mixed-signal products and have had very limited revenue from those products. If we fail to introduce new products in a timely manner or are unable to manufacture such products successfully, or if our customers do not successfully introduce new systems or products incorporating our products, or if market demand for our new products does not develop as anticipated, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Sales
--------------------------

We are subject to risks relating to product concentration and lack of revenue diversification.

                                   Page-25

We derive a substantial portion of our revenue from fewer than 16 products, and we expect these products to continue to account for a large percentage of our revenue in the near term. Continued market support of these products is, therefore, critical to our future success. In addition, substantially all of our FRAM products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected.

We must build products based on demand forecasts; if such forecasts are inaccurate, we may incur significant losses.

Although we consider the market demand for our products to be less volatile than is the case with standard memory components, we must order products and build inventory substantially in advance of product shipments, and there is a risk that, because customers' requirements for our products is subject to fluctuation, we will forecast incorrectly and produce excess or insufficient inventories of particular products. Our customers' ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which has had an adverse effect on our results of operations for the period. There can be no assurance that in the future we will not produce excess quantities of any of our products. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

We compete in various markets with our FRAM technology licensees, which may reduce our product sales.

We have licensed the right to fabricate products based on our FRAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu, on which we depend for our FRAM wafer supply, markets certain FRAM memory products that compete with certain of our FRAM products. Some of our licensees have suspended or terminated their FRAM initiatives, while others may still be pursuing a possible FRAM-based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology will sell such products worldwide. We are entitled to royalties from sales of FRAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's FRAM manufacturing capacity. Our licensees may, however, give the development and manufacture of their own FRAM products a higher priority than ours. Any competition in the marketplace from FRAM products manufactured and marketed by our licensees, could reduce our product sales and harm our operating results.

                                   Page-26

We may not be able to replace our expected reduced revenue from ENEL in a timely manner, which could adversely affect our business.

In 2005, 2004, and 2003, approximately 16%, 46%, and 60%, respectively, of our FRAM product sales were generated from one customer, ENEL Distribuzione SpA (ENEL) of Italy. Our FRAM product sales to ENEL are expected to end substantially by mid-2006. The reduction of product sales to ENEL, without a corresponding increase in revenue from other customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.

We rely on distributors for a substantial portion of our revenue and if our relationships with one or more of those distributors were to terminate, our operating results may be harmed.

We market and distribute our products primarily through authorized independent distributors, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Distributors have accounted for a significant portion of our net revenue in the past. In 2005, approximately 62% of our product sales were generated through distributors. If we were to lose our distributors, we might not be able to obtain other distributors to represent us or new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We do not typically enter into long-term arrangements with our distributors and resellers, and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of either party and it may be difficult to replace that source of revenue in the short-term upon cancellation.

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

                                   Page-27

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors, to develop additional channels for the distribution and sale of our products, and to manage these relationships. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. Management of our sales channels requires a significant amount of our management's time and system resources to manage properly. If we fail to manage our sales channels, including the sales channels we must develop for current and future products, we will not be able to increase our sales and our results of operations will be materially adversely affected.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For fiscal years 2005, 2004, and 2003, international sales comprised approximately 90%, 87% and 92%, respectively, of our net revenue. The increase in export sales as a percentage of total sales is in part due to an increase in the utilization of contract manufacturing services in Asia by our customers in the U.S. and Europe. We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result of the large foreign component of our revenue, we are subject to a number of risks resulting from such operations.

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

The majority of our revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have commenced certain transactions in other currencies, the Japanese Yen and Canadian dollars. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of foreign currencies, with maturities generally not exceeding two years to hedge assets, liabilities, revenue and purchases dominated in foreign currencies.

                                   Page-28

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

As part of our strategy to increase our revenue and expand our product lines, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. We funded our recent acquisition of Goal Semiconductor, Inc. ("Goal") by issuing our common stock and used our available cash resources, including our line of credit. Future acquisitions that we may make or joint ventures that we may enter into with other companies, could require us to incur debt or contingent liabilities or require us to issue equity securities that could cause the trading price of our stock to decline. Our acquisitions, including the acquisition of Goal, and other potential acquisitions that we may make, or joint ventures that we may enter into, entail a number of risks that could materially and adversely affect our business and operating results, including:

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

                                   Page-29

We expect that our recent acquisition of Goal will reduce our net income per share and may cause us to incur losses.

Goal was not profitable at the time of acquisition, and we expect that the acquisition will result in a decrease in our net income and reduction in our gross margin for the foreseeable future. The acquisition could fail to produce the longer term product synergies and operational benefits that we anticipate and could have other adverse effects that we currently do not foresee. As a result of those or other factors, the acquisition may not produce the financial results that we expect and may cause our future financial results to be worse than we would have achieved on a stand-alone basis.

Our acquisition of Goal results in increased demands on our management that we may not successfully accomplish.

In order to operate successfully as a combined organization, we must employ common information and communication systems, operating procedures, financial controls and human resources practices. The successful and timely design, development, qualification and production of products may be hindered by management obstacles that we face in integrating of Goal. The demands on management resulting from the acquisition may divert their attention from our ongoing operations, causing our results of operation to be adversely affected. The difficulties we face are exacerbated by doing business in a foreign country where the business culture is different from ours and where many communications are conducted in the French language, which our management does not speak fluently.

Although we performed due diligence investigation before the acquisition, we may not have identified Goal's material financial reporting weaknesses or deficiencies in financial controls, nor undisclosed liabilities and obligations, which may result in losses and liabilities for which we will not have indemnification.

We may also discover that Goal is subject to product and other liabilities that were not disclosed to us and which exceed Goal's shareholders' indemnification obligation to us.

Our recourse to the Goal shareholders for most claims we may have under the acquisition agreement for defaults and misrepresentations is limited to $0.5 million, and we have no recourse after one year following the date of acquisition, except for fraud, tax and certain other claims as to certain of the Goal shareholders. If we are required to expend costs in excess of our expectation to implement upgraded internal financial controls systems, or to satisfy liabilities for which we are not indemnified, our financial condition and results of operations would be materially adversely affected.

                                   Page-30

Risks Related to Foreign Operations
-----------------------------------

We may not be successful in managing foreign operations.

We have limited experience in operating a business in a foreign country. Foreign operations involve us in a variety of risks, including the following risks that, if not successfully overcome, will materially adversely affect our financial condition and results of operations:

- unanticipated changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

- differing regulations with regard to maintaining operations, products and public information in different languages;

- differing labor regulations, where labor laws are generally more advantageous to employees, compared with the United States;

- more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information;

- greater difficulty in supporting the development and qualification of customer-specific products addressing large markets, which we foresee will be required if our new products are to be marketed in commercial volumes; and

- challenges inherent in efficiently managing an increased number of employees over the larger geographic distances and in a foreign country, including the need to implement appropriate systems, policies, benefits and compliance programs.

Accounting and Regulatory Risks
-------------------------------

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of The Nasdaq Stock Market, are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This

                                   Page-31
could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Should we, or our independent public accounting firm, determine in future fiscal periods that we have material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

We incurred significant inventory valuation adjustments in 2005 and 2004, and we may incur additional significant inventory valuation adjustments in the future.

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

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. Nevertheless, stock options are

                                   Page-32
an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, even though we have not quantified the dollar amount of this standard at this time, the result will have a negative impact on our earnings starting with the accounting period beginning
January 1, 2006. In addition, the new standard could negatively impact our ability to use stock options as an employee recruitment and retention tool in the future.

We are subject to environmental laws which are subject to change and may restrict the marketability of certain of our products, which could adversely impact our financial performance or expose us to future liabilities.

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances (RoHS), Directive on Waste Electrical and Electronic Equipment, and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS is scheduled to take effect on July 1, 2006. New electrical and electronic equipment sold after that date in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the ferroelectric memory capacitor) and at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in financial harm to us.

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

                                   Page-33

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.   PROPERTIES

We own a building in Colorado Springs, Colorado, which serves as our world headquarters and principal executive offices. The building has a testing facility to support research and development, prototype manufacturing, advanced materials development and customer quality assurance and failure analysis support. The building is encumbered.

Leased space within the United States is as follows:

     California

Leased space outside the United States is as follows:

     United Kingdom
     Japan
     Canada
     Hong Kong

We believe that our existing facilities are adequate for our needs in the foreseeable future. If additional leased space is required in the future, such leased space is readily available.

                                   Page-34

Item 3.   LEGAL PROCEEDINGS

PATENT INTERFERENCE PROCEEDING

On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle our long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to our FRAM business in the United States.

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

The fifth remaining count of the patent interference proceeding with National Semiconductor Corporation was sent to a Special Master for a final ruling.
On December 12, 2005, the District Court for the District of Columbia reversed the judgment of the Board of Patent Appeals and Interferences and found that the claims of Ramtron's patent were supported by an enabling disclosure. Thus, Ramtron's patent was found to be entitled to priority over National Semiconductor Corporation's patent application, and pursuant to our agreement with National Semiconductor, we granted a license with respect to this technology to National Semiconductor Corporation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting was held in Colorado Springs, Colorado, on December 2, 2005. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the Annual Meeting, the Company's stockholders elected the following nine persons as directors of the Company:

                                   Page-35

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      William G. Howard            18,101,981              668,911
      William W. Staunton, III     18,415,102              355,790
      Greg B. Jones                18,400,917              369,975
      Eric A. Balzer               18,356,113              414,779
      Klaus Fleischmann            18,085,723              685,169
      Doris Keitel-Schulz          18,084,541              686,351
      William George               18,416,142              354,750
      Jack L. Saltich              18,348,723              422,169
      Theodore J. Coburn           18,336,152              434,740

The Company's stockholders also approved the Company's 2005 Incentive Award Plan by the following votes:

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

           6,428,085            2,311,071                67,045

The Company's stockholders also approved the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2005 by the following votes:

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

          18,684,203             53,735                 32,954

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "RMTR." The following table sets forth the 2005 and 2004 ranges of the high and low closing sales prices for the common stock as reported on The Nasdaq Stock Market.

                                                      High         Low
                                                     ------       ------
2005
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.10        $3.23
Second Quarter . . . . . . . . . . . . . . . . . .   $3.36        $2.34
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.14        $2.45
Fourth Quarter . . . . . . . . . . . . . . . . . .   $2.96        $2.01

                                   Page-36

2004
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.59        $2.61
Second Quarter . . . . . . . . . . . . . . . . . .   $5.86        $3.03
Third Quarter  . . . . . . . . . . . . . . . . . .   $4.54        $2.73
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.30        $2.83

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 10, 2006, there were approximately 1,170 record holders of our common stock.

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations.

The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

                     Equity Compensation Plan Information
                     ------------------------------------

                    Number of
                    securities       Weighted-               Number of
                      to be           average               securities
                   issued upon       exercise           remaining available
                   exercise of       price of           for future issuance
                   outstanding      outstanding            under equity
                     options,         options,          compensation plans
                  warrants, and    warrants, and      (excluding securities
                      rights          rights         reflected in column (a))
Plan category          (a)              (b)                     (c)
-------------     -------------   --------------     ------------------------
Equity
compensation
plans approved
by security
holders(1)          6,413,661             $4.40                3,085,135

Equity
compensation
plans not
approved by
security
holders(2)            458,041             $3.88                      197
                    ---------                                  ---------
Total               6,871,702             $4.37                3,085,332
                    =========                                  =========
-----------

                                   Page-37

(1) Includes options granted under the Company's Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." All the Plans have stockholder approval. The options granted under the Plans become exercisable in full or in installments pursuant to the terms of each grant. Directors and officers of the Company are eligible to participate Plans.

(2) On August 17, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan under which a total of 700,000 shares of the Company's Common Stock were authorized for issuance pursuant to the exercise of stock options granted there under. The exercise price of all non-qualified stock options must be equal to at least 95% of the fair market value of the common stock on the date of grant and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each grant. Directors and officers of the Company are not eligible to participate in the 1999 Plan.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.

                                        Year Ended December 31,
                               2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Revenue                      $34,392   $39,494   $28,733   $30,031   $ 7,438
Gross margin, product
   sales                      15,789    20,032    13,482     9,355       375
Income (loss) from
  continuing operations       (2,642)    3,457      (712)    1,574   (23,851)
Income (loss) from
  discontinued operations     (3,849)      145    (8,793)   (3,401)   (9,137)
Net income (loss) applicable
  to common shares            (6,491)    3,602    (9,505)   (1,923)  (33,151)
Income (loss) per share from
  continuing operations:
     - basic                 $ (0.11)   $ 0.15   $ (0.03)  $  0.07   $ (1.13)
     - diluted               $ (0.11)   $ 0.14   $ (0.03)  $  0.07   $ (1.13)
Net income (loss) per
  share - basic              $ (0.28)   $ 0.16   $ (0.43)  $ (0.09)  $ (1.57)
Net income (loss) per
  share - diluted            $ (0.28)   $ 0.15   $ (0.43)  $ (0.08)  $ (1.57)
Working capital               10,133    16,319    12,168    18,987    13,618
Total assets                  32,816    33,653    29,645    40,942    30,038
Total long-term debt           7,137     4,914     2,669     5,728        --
Stockholders' equity          14,494    15,192    11,042    20,154    19,039
Cash dividends per
  common share(1)                 --        --        --        --        --
----------
                                   Page-38

(1) We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange
Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. The reader should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part I. Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

                      CRITICAL ACCOUNTING ESTIMATES

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

RECOGNITION OF REVENUE. Revenue from product sales to direct customers is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information.
he revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

                                   Page-39

INVENTORY VALUATION. We write-down our inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer.
or all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

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

                                   Page-40

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2005, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

INVENTORY VALUATION ADJUSTMENTS. Our working capital requirements have followed our sales growth. We must carry significant amounts of inventory to meet rapid delivery requirements of customers. To do this, we order products and build inventory substantially in advance of product shipments, based on internal forecasts of customer demand. We have in the past produced excess quantities of certain products and this, in combination with the difficulty of predicting future average selling prices, has resulted in us incurring inventory valuation adjustments. In addition, our distributors have a right to return products under certain conditions, which affects inventory reserves. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data.

RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller and integrated semiconductor solutions used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory
(FRAM). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, be read from and written to at very fast speeds, written to many times, consumes low amounts of power and simplifies the design of electronic systems. In many cases we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high margin sales. We have shipped over 100-million FRAM products and we are a leader in commercialization of FRAM semiconductor products. As a fabless semiconductor company, we outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on the design, development, sales and marketing of our FRAM products and reduce the level of our capital investments.

                                   Page-41

In 2005, we completed initiatives to facilitate the acceleration of the growth of our FRAM and integrated semiconductor product lines. In July 2005, we divested our Mushkin Inc. subsidiary, for $1.8 million. Accordingly, we have revised our 2004 and 2005 financial statements to reflect Mushkin Inc. as a discontinued operation. In August 2005, we acquired Montreal, Canada-based Goal Semiconductor Inc. for approximately $2.4 million in cash and 1.95 million shares of our common stock. We believe this acquisition will enable us to design and develop mixed-signal integrated circuits for the embedded data acquisition market and accelerate our product development strategy and provide our customers with an expanded portfolio products.

We began development of several new stand-alone products in 2005 for introduction in 2006, including a 512-kilobit FRAM memory device. We are also qualifying more of our existing products to the AEC Q100 automotive quality standard, and we continue to work on the 4-megabit FRAM as well as a new FRAM serial memory design at Texas Instruments. During 2006, we plan to expand our current line of microcontroller product offerings with two introductions, including new high-performance Versa 8051 derivatives. In our integrated product category, we plan to introduce four products in 2006, including new processor companions and our much anticipated Versa and Versa Mix 8051 microcontrollers with integrated FRAM data memory.

Our total revenue for the year ended December 31, 2005 was $34.4 million.
In 2005, 95% of our revenue was derived from sales of our FRAM products for applications in our target markets, which include metering; computing and information systems; automotive; communications; consumer; and industrial, scientific and medical. We use a direct sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through original equipment manufacturer (OEM) customers who are not directly served by our internal regional sales managers. In 2005, approximately 62% of our product sales were generated through our authorized distributor network, while direct customers accounted for approximately 38% of our revenue. Our current plans anticipate that we will be profitable in 2006.

In addition to our Colorado Springs, Colorado headquarters facility, we maintain full-time sales and customer service personnel in Canada, Japan, Europe, Hong Kong, South Korea, and China. We have distribution and/or representation relationships with more than 60 companies worldwide, including North America, Europe, Japan and Asia. Our sales have been balanced across our major sales regions including the Americas, Europe, Asia and Japan. As a result, we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2005, 2004 and 2003, international sales comprised approximately 90%, 87% and 92%, respectively, of our net revenue.

                                   Page-42

Our focus over the past few years has been to grow our non-ENEL, or core FRAM revenue, to overcome the anticipated wind down of the ENEL meter installation program by mid-2006. ENEL is a leading utility company in Italy and has been a significant Ramtron customer for FRAM products since 2002. Non-ENEL, or core FRAM, product revenue for each of the last three years totaled approximately $27.5 million, $20 million and $10.8 million in 2005, 2004, and 2003, respectively. In 2005, we replaced about $7.5 million of the $12.1 million decline in ENEL revenue with revenue from other customers, which amounted to a 38% increase in core FRAM sales. For 2006, we anticipate that product revenue, excluding sales to ENEL, will grow between 30% and 35%.

Our success in building core FRAM revenue was fueled by 40 top customers in our most active FRAM target markets. Among our target markets, metering, computing, and automotive are currently driving our product revenue growth.

Product sales within our metering target market continued to dominate in 2005, contributing 43% to our total product revenue. Metering programs are active in every geographical area with Europe and China in the forefront. Ampy in the UK continues to be a major customer in metering outside of ENEL; however, global suppliers in Europe and North America continue to increase in volume. In China, where 61% of our Asian business is generated, metering applications are the biggest revenue drivers. 65% of our business in China is from meter manufacturers by known companies: Hangzhou Holley Group, Hunan Weisheng, Shenzhen Longdian, and Hangzhou Hualong. Two of our largest U.S. meter customers continue to win business domestically and abroad with FRAM-based meters, and we expect them to grow in 2006.

In 2005, 36% of our revenue came from computing applications with multi-function printers contributing the lion's share. Ricoh, a global printer and copier maker, continued to be a major customer, along side a variety of laser and inkjet printer machine and accessory manufacturers. In addition, Promise Technology was among our top 40 computing customers in 2005 using FRAM in disk drive controllers. Other emerging computing platforms that are considering or using FRAM include repeaters and gigabit Ethernet networking devices.

Automotive applications made up about 11% of our product revenue in 2005. Europe and Korea are particularly strong regions for FRAM automotive applications, although we have programs in Japan and North America as well. Auto opportunities that are growing in Europe include data recorders, seat sensors, adaptive steering, sliding roof controllers, distance radar, and navigation. As evidence of our progress in this area, we recently secured
$1 million worth of business per year with a prominent automotive instrumentation provider and have quoted five new programs for one of the world's most diverse automotive systems manufacturers. Our products are currently being used in VWs, BMWs and Mercedes Benz products. In Korea, we have several programs identified at one of the country's largest auto manufacturers, which include tire-pressure monitoring, occupant sensors and satellite radio receivers. In North America, smart airbags continue to be our primary automotive application.

                                   Page-43

Additional revenue sources have included customer-sponsored research and development programs for FRAM technology with major semiconductor manufacturers. Historically, we have also derived revenue from the licensing of our FRAM intellectual property to a number semiconductor manufacturers. Royalties result from the sale of FRAM products by certain licensees. Customer-sponsored research and development program fees are primarily generated as a result of ferroelectric technology support programs with major semiconductor manufacturers. We expect to see slight increases in royalty payments and continued reductions in customer-sponsored research and development revenue in 2006.

Our total costs and expenses increased 6% from 2004 to 2005, compared with a 23% increase from 2003 to 2004. Operating expenses are projected to be between $4.8 million and $5.2 million for the first quarter of 2006.

Our gross margin in 2005 was 51%, compared with 54% for 2004, and 51% for 2003. In 2005, the decline in FRAM gross margin was attributable to lower yields on newly introduced products. In 2004, FRAM gross margin improved as manufacturing yields improved, and we realized cost reductions at our subcontract manufacturers. Gross margin for the first quarter of 2006 is currently anticipated to be between 48% and 52%.

Research and development expenses, including customer-sponsored research and development, were $7.6 million in 2005, compared with $7 million in 2004, and $6.8 million in 2003. These expenses, as a percentage of total sales were 22% in 2005, compared with 18% in 2004, and 24% in 2003.

General and administrative expenses decreased from $5.1 million in 2004, to $4.4 million in 2005, primarily due to management bonuses that were part of the 2004 expense and were not earned in 2005. These expenses were 13% of total revenue in 2005, 13% in 2004, and 15% in 2003.

Sales and marketing expenses decreased from $5.4 million in 2004, to $5 million in 2005, primarily due to lower sales commissions and sales bonuses. These expenses were 13% of total revenue in 2005, 13% in 2004, and 15% in 2003.

In 2006, we plan to increase spending to fund additional research and development, increase spending in sales and marketing and reduce the percentage of revenue spent for general and administrative functions.

We may establish new foundry partners in the future to ensure broad support of our product plans.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2005 AS COMPARED TO 2004

Our total revenue for the year ended December 31, 2005 was $34.4 million, compared with $39.5 million for the year ended December 31, 2004. Cost of product sales, including provision for inventory write-off, as a percentage of product revenue, increased approximately 6%, primarily due to increased

                                   Page-44
inventory write-offs in 2005. Our costs and expenses were $36.6 million during the year ended December 31, 2005, compared with $34.7 million for the same period in 2004. The resulting loss from continuing operations in 2005 was $2.6 million, compared with income from continuing operations of $3.5 million in 2004. The $6.1 million decrease in operating results was due, in part, to charges of $1.6 million related to the retirement of the Company's fixed-rate convertible debentures, $1.1 million related to the acquisition of Goal Semiconductor, and a first-quarter inventory write-off of $872,000.

Revenue from the ENEL meter installation program decreased as expected in 2005 as the program began to wind down. ENEL product revenue in 2005 was $5.2 million, compared with $17.2 million in 2004, and $15.8 million in 2003. In 2005, we made up about $7.5 million of the $12.1 million year-over-year decline in ENEL revenue, which resulted in a 38% increase in non-ENEL, or core FRAM sales. Non-ENEL product revenue for each of the last three years totaled approximately $27.5 million, $20 million and $10.8 million in 2005, 2004, and 2003, respectively.

Non-product revenue during 2005, which included royalty payments and license revenue, remained flat, compared with 2004. Customer-sponsored research and development revenue decreased $0.5 million from 2004 to 2005 due to lower research and development fee payments by Texas Instruments.

Product gross margin contributions were $15.8 million in 2005, compared with $20 million in 2004. The lower margin contributions resulted from decreased sales to ENEL in 2005 and lower product yields on newly introduced products.

Combined research and development expenses increased $0.6 million from 2004 to 2005 to $7.6 million. Combined research and development expense were 22% of revenue in 2005, compared with 18% in 2004. The increase primarily resulted from increased spending on design related activities.

General and administrative expenses decreased $0.7 million from 2004 to 2005 to $4.4 million. General and administrative expenses were 13% of revenue in 2005 and 2004. The primary reason for the decrease was management bonuses were part of the 2004 expense and management bonuses were not earned in 2005.

Sales and marketing expenses decreased $0.4 million from 2004 to 2005 to $5 million. Sales and marketing expenses were 15% of total revenue in 2005, compared with 14% in 2004. The decrease was a result of reduced sales commissions and bonuses in 2005, offset by increased bad debt expense due to a bankruptcy of a major customer.

Interest expense, related party, decreased $0.2 million from 2004 to 2005 to $0.2 million due to the retirement of the Infineon convertible debenture in July 2005.

Other interest expense decreased $0.3 million from 2004 to 2005 to $0.6 million in 2005. This was due to the retirement of the Company's convertible debentures, along with less principal outstanding and less minimum interest charges on our new line of credit. This was offset by $0.1 million of interest related to borrowings on our revolving line of credit and term loan with Silicon Valley Bank.

                                   Page-45

Other income increased $0.3 million from 2004 to 2005 to $0.3 million. This was due primarily to foreign exchange gains incurred in 2005. There were no foreign exchange gains or losses in 2004.

Loss From Discontinued Operations. On July 26, 2005, the Company announced the divestiture of its Mushkin subsidiary for consideration of approximately $1.8 million. The consideration provided in the sale included, among other things, Mushkin's current accounts receivable and cash balances, which the
Company retained.  The sale closed on July 26, 2005.   The Company recognized
impairment charges during the second quarter of 2005 to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

The loss from discontinued operations of $3.8 million in 2005 was primarily Mushkin related due to the aforementioned write-offs.

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

The income from discontinued operations in 2004 was related to a profit from our Mushkin subsidiary of $0.5 million, offset by the loss of $0.3 million for the impairment loss on EMS's patent portfolio.

In accordance with SFAS No. 144, the consolidated financial statements of EMS and Mushkin have been recast to present these businesses as discontinued operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2004 AS COMPARED TO 2003

Our total revenue was $39.5 million for the year ended December 31, 2004 and $28.7 million for the year ended December 31, 2003. This was a 2003 to 2004 revenue growth rate of 37%. Overall cost of product sales as a percentage of product revenue was 46% in 2004, compared with 49% in 2003.
Our costs and expenses were $34.7 million during the year ended December 31, 2004, compared with $28.1 million for the same period in 2003. The resulting income from continuing operations in 2004 was $3.5 million, which compares to a loss from continuing operations of $0.7 million in 2003. The $4.2 million increase in operating results, which lead to our first profitable year, was due to a combination of revenue growth and careful management of research and development, and general and administrative spending.

                                   Page-46

Product sales contributed an increased dollar amount of gross margin from 2003 to 2004. Product gross margin contributions were $20 million in 2004 and $13.5 million in 2003. This resulted from improved gross margin percentages, which were 54% in 2004, compared with 51% in 2003, coupled with increased sales. The increased sales were a result of the continued expansion of our FRAM customer base, deeper penetration to understand the current and future needs of our customers, expanding FRAM product portfolio, and our continued participation in the utility meter replacement program at ENEL.

ENEL product revenue in 2004 was $17.2 million, compared with $15.8 million in 2003. Our non-ENEL, or core FRAM product revenue, totaled approximately $20 million and $10.8 million during 2004 and 2003, respectively. This was a year-over-year growth rate of 85%.

In non-product revenue, from 2003 to 2004, we experienced a $0.3 million increased in royalty revenue and a $0.2 million increase in license revenue, but these were offset by a $0.4 million reduction in customer-sponsored research and development revenue. The increased royalty revenue resulted from increased royalty payments from a major FRAM licensee due to continued growth in its revenue stream. The increase in the license and development fees resulted from a final installment on a license agreement. Customer-sponsored research and development decreased because of a reduction in support provided to Texas Instruments.

Combined research and development expenses increased $0.2 million from 2003 to 2004 to $7 million. Combined research and development expense were 18% of revenue in 2004, compared with 24% in 2003.

General and administrative expenses in 2004 increased $0.7 million over 2003 to $5.1 million. General and administrative expenses were 15% of revenue in 2004 and 13% in 2003. The increase in 2004 was primarily due to management bonuses earned in 2004.

Sales and marketing expenses increased $1.6 million from 2003 to 2004 to $5.4 million. Sales and marketing expenses were 14% of total revenue in 2004, compared with 13% in 2003. The increase in 2004 resulted primarily from increased incentives relating to performance plans.

Income from discontinued operations of $0.1 million in 2004, compared with an $8.8 million loss in 2003. The difference of $8.9 million was due to the reduction of EMS activities beginning in April 2004, coupled with a goodwill impairment charge of $3.8 million recognized in 2003 at our Mushkin subsidiary. Mushkin is now classified as part of discontinued operations.

In 2003, we recorded an impairment to goodwill of $3.8 million relating to our Mushkin subsidiary. A sustained downturn in DRAM market conditions resulted in lower than expected actual and projected revenue and profitability of Mushkin during the first half of 2003. Because we believed the downturn would likely continue to cause lower than expected sales and

                                   Page-47
profitability for some time into the future, we believed it was appropriate to review the fair value of goodwill related to Mushkin as of June 30, 2003. The result of our review was a charge of $3.8 million for impairment of goodwill in the quarter ended June 30, 2003. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology and market comparisons. There can be no assurance that future goodwill impairments will not occur.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $3 million from 2004 to 2005 to $3.3 million.

Operating Activities. We used $2.9 million cash for operations in 2005, compared with $2.5 million cash generated for operations in 2004. The difference of $5.4 million is primarily due to a $6.5 million loss in 2005, offset by non-cash charges of $2.2 million relating to write-off of in-process research and development associated with our acquisition of Goal, amortization of our debt discount, and other non-cash charges from the payoff of our convertible debentures.

Also effecting our use of cash from operations in 2005 was a $3.4 million increase in inventory (including write-offs in 2005), compared with an $0.8 million use of cash during 2004.

Offsetting the above was a $1.4 million reduction in accounts receivable that generated cash in 2005, compared with a $1.6 million use of cash in 2004.

Cash used in investing activities was $2.3 million in 2005, compared with $1 million provided in 2004. This change was primarily related to the $2.4 million purchase of Goal Semiconductor, Inc. and increased capital expenditures of $0.6 million in 2005, compared with 2004.

In 2005, net cash provided by financing activities was $2.1 million, compared with a use of cash of $1.9 million in 2004. The $4 million net change from 2004 to 2005 was due to proceeds from the mortgage and term loans of $7.2 million in 2005, offset by $2.8 million increase in debenture payments in 2005 due to the payoff of our convertible debentures in 2005.

                                   Page-48

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank. The loan agreement provides for a $3.0 million secured term loan facility, which replaced our loan agreement with Wells Fargo. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. The loan agreement also provides for a $4 million revolving secured credit facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of December 31, 2005, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We will be required to comply with certain covenants under the loan agreement, including without limitation, requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank, such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt or dividends.

In July 2005, we retired our outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon, which were due in March 2007. We paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of our common stock at $3.04 per share that we issued with the debentures remain outstanding. We took a pre-tax charge of approximately $1.6 million for the third quarter of 2005, of which $1.2 million was non-cash, to account for costs associated with the debt repayment. The debentures were secured by a deed of trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents. We terminated the provisions of the securities purchase agreements and related security agreements concurrently with the debentures, except for certain obligations relating to the six-year common stock warrants that we issued to the investors concurrently with the debentures.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serves as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing the Company's real estate as collateral for the mortgage loan facility.

                                   Page-49

On December 30, 2005, the Company entered into a Loan Modification Agreement which completed the restructuring of its Amended and Restated Loan Agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The
Loan Modification Agreement provides for the waiver of the Company's event of default on October 31, 2005, revises the financial covenants to better reflect the Company's operations, and includes provision for the Company's investment in its Canadian subsidiary and payments pursuant to the recent mortgage financing of the Company's Colorado Springs facility. We were in compliance with all of our debt covenants as December 31, 2005.

In the future, the primary source of operating cash flows is expected to be product sales.

We had $3.3 million in cash and cash equivalents at December 31, 2005. We believe we have sufficient resources to fund our operations through at least 2006. If this is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

Contractual Obligations and Commercial Commitments. At December 31, 2005, our commitments under our contractual obligations and commercial commitments were as follows (in thousands):

                                                             After
                      2006    2007    2008    2009    2010    2010    Total
                     ------  ------  ------  ------  ------  ------  -------

Long-term debt(1)    $1,785  $1,711  $1,309  $  616  $  616  $5,337  $11,374
Operating leases        610     302     175       5      --      --    1,092
Purchase
  obligations(2)      4,872      --      --      --      --      --    4,872
                     ------  ------  ------  ------  ------  ------  -------
  Total              $7,267  $2,013  $1,484  $  621  $  616  $5,337  $17,338
                     ======  ======  ======  ======  ======  ======  =======
----------

(1) Includes required principal and interest payments for outstanding term loan with Silicon Valley Bank; mortgage loan with American National Insurance Company; the settlement with National Semiconductor Corporation and minimum interest charges related to our revolving line of credit with Silicon Valley Bank.

                                   Page-50

(2) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are the result of purchase orders placed but not yet fulfilled by Fujitsu, our semiconductor wafer supplier.

LEGAL MATTERS

We are party to legal proceedings arising in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, our management believes that there are no pending legal proceeding against or involving us for which the outcome would likely to have a material adverse effect upon our financial position or results of operations.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. We are currently assessing our valuation options allowed in this standard. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, even though we have not quantified the dollar amount of this standard at this time, the result will have a negative impact on our earnings starting with the accounting period beginning
January 1, 2006.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards
No. 154, "Accounting Changes and Error Corrections" (Standard No. 154). This Statement replaced Accounting Principles Board Opinion No. 20, Accounting Changes (APB No. 20), and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting

                                   Page-51
principle. Statement No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to do so. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.

FORWARD-LOOKING STATEMENTS

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 55% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date.

At December 31, 2005, we had floating rate debt outstanding of $2.7 million. A 10% move in interest rates would not have a material effect on our financial statements.

                                   Page-52

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. As such, changes in interest rates will not effect the future earnings or cash flows.

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ramtron International Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated
March 14, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
------------
KPMG LLP

Denver, Colorado
March 14, 2006
                                   Page-53

               Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ramtron International Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (appearing on page 57), that Ramtron International Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ramtron International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

                                   Page-54

In our opinion, management's assessment that Ramtron International Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Ramtron International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ramtron International Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
------------
KPMG LLP

Denver, Colorado
March 14, 2006
                                   Page-55

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                       (in thousands, except share data)
                                 -------------
                                                          2005        2004
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  3,345    $  6,384
   Accounts receivable, less allowances
     of $273 and $163, respectively                        6,234       7,061
   Inventories                                             7,118       4,580
   Other current assets                                      857         434
   Assets of discontinued operations                          --       6,421
                                                        ---------   ---------
      Total current assets                                17,554      24,880

Property, plant and equipment, net                         4,732       3,970
Goodwill, net                                              2,008         585
Intangible assets, net                                     8,310       3,792
Other assets                                                 212         426
                                                        ---------   ---------
      Total assets                                      $ 32,816    $ 33,653
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,841    $  2,915
   Accrued liabilities                                     1,084       2,662
   Deferred revenue                                        1,142       1,350
   Current portion of long-term promissory notes           1,354         250
   Liabilities of discontinued operations                     --       1,384
                                                        ---------   ---------
      Total current liabilities                            7,421       8,561

Deferred revenue                                           3,764       4,986
Long-term promissory notes net of unamortized
   discount of $0 and $1,151, respectively                 7,137       4,914
                                                        ---------   ---------
      Total liabilities                                   18,322      18,461
                                                        ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     24,387,830 and 22,380,126 shares issued and
     outstanding, respectively                               244         224
   Additional paid-in capital                            241,113     235,455
   Accumulated other comprehensive income                    115          --
   Accumulated deficit                                  (226,978)   (220,487)
                                                        ---------   ---------
      Total stockholders' equity                          14,494      15,192
                                                        ---------   ---------
      Commitments and contingencies (Notes 5, 6 and 14)

      Total liabilities and stockholders' equity        $ 32,816    $ 33,653
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the years ended December 31, 2005, 2004 and 2003
                    (in thousands, except per share amounts)
                                 -------------
                                                2005       2004       2003
                                              --------   --------   --------
Revenue:
   Product sales                              $ 32,664   $ 37,231   $ 26,593
   License and development fees                    716        717        498
   Royalties                                       762        765        480
   Customer-sponsored research and development     250        781      1,162
                                              ---------  ---------  ---------
                                                34,392     39,494     28,733
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        15,999     17,078     12,833
   Provision for inventory write-off               876        121        278
   Research and development                      7,294      6,209      5,778
   Customer-sponsored research and development     321        797        994
   General and administrative                    4,415      5,100      4,441
   Sales and marketing                           5,029      5,394      3,782
   Write-off of in-process research
     and development                             1,067         --         --
   Write-down of debt discount and loss
     on extinguishment                           1,624         --         --
                                              ---------  ---------  ---------
                                                36,625     34,699     28,106
                                              ---------  ---------  ---------
Operating income (loss) from continuing
   operations                                   (2,233)     4,795        627
Interest expense, related party                   (162)      (410)      (486)
Interest expense, other                           (592)      (899)      (879)
Other income, net                                  345         45         26
                                              ---------  ---------  ---------
Income (loss) from continuing operations
   before income tax provision                  (2,642)     3,531       (712)
Income tax provision                                --        (74)        --
                                              ---------  ---------  ---------
Income (loss) from continuing operations        (2,642)     3,457       (712)
Income (loss) from discontinued operations      (3,849)       145     (8,793)
                                              ---------  ---------  ---------
      Net income (loss)                       $ (6,491)  $  3,602   $ (9,505)
                                              =========  =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments    $    115   $     --   $     --
                                              ---------  ---------  ---------
      Comprehensive income (loss)             $ (6,376)  $  3,602   $ (9,505)
                                              =========  =========  =========

Net income (loss) per share:
  Basic:
    Income (loss) from continuing operations  $  (0.11)  $   0.15   $  (0.03)
    Income (loss) from discontinued operations   (0.17)      0.01      (0.40)
                                              ---------  ---------  ---------
      Total                                   $  (0.28)  $   0.16   $  (0.43)
                                              =========  =========  =========

  Diluted:
    Income (loss) from continuing operations  $  (0.11)  $   0.14   $  (0.03)
    Income (loss) from discontinued operations   (0.17)      0.01      (0.40)
                                              ---------  ---------  ---------
      Total                                   $  (0.28)  $   0.15   $  (0.43)
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic                                        23,089     22,238     22,149
                                              =========  =========  =========
   Diluted                                      23,089     23,528     22,149
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2005, 2004 and 2003
                                        (in thousands, except par value amounts)
                                                    --------------
                                                        Common Stock                Accumulated
                                                      ($.01) Par Value  Additional     Other                       Total
                                                      ----------------   Paid-in   Comprehensive  Accumulated  Stockholders'
                                                       Shares  Amount    Capital       Income       Deficit        Equity
                                                       ------  ------   ---------- -------------  -----------  -------------
Balances, December 31, 2002                            22,124   $221    $234,517          --      $(214,584)      $20,154
Exercise of options                                        67      1         135          --             --           136
Issuance of stock options for services provided            --     --          57          --             --            57
Modification of common stock warrants related to
   debentures                                              --     --         179          --             --           179
Other                                                      --     --          21          --             --            21
Net loss                                                   --     --          --          --         (9,505)       (9,505)
                                                      --------------------------------------------------------------------
Balances, December 31, 2003                            22,191    222     234,909          --       (224,089)       11,042
Exercise of options                                       189      2         410          --             --           412
Issuance of stock options for services provided            --     --         136          --             --           136
Net income                                                 --     --          --          --          3,602         3,602
                                                      --------------------------------------------------------------------
Balances, December 31, 2004                            22,380    224     235,455          --       (220,487)       15,192
Exercise of options                                        56      1         114          --             --           115
Issuance of stock options for services provided            --     --          45          --             --            45
Stock issued for acquisition                            1,952     19       5,499          --             --         5,518
Cumulative foreign currency transaction adjustments        --     --          --        $115             --           115
Net income (loss)                                          --     --          --          --         (6,491)       (6,491)
                                                      --------------------------------------------------------------------
Balances, December 31, 2005                            24,388   $244    $241,113        $115      $(226,978)      $14,494
                                                      ====================================================================

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2005, 2004 and 2003
                                (in thousands)
                                --------------
                                                        (Revised, See Note 9)
                                                        ---------------------
                                                 2005       2004      2003
                                               --------   --------  --------
Cash flows from operating activities:
   Net income (loss)                          $ (6,491)   $ 3,602   $ (9,505)
   Adjustments used to reconcile net income
    (loss) to net cash  provided by (used in)
    operating activities:
     (Income) loss from discontinued operations  3,849       (145)     8,793
     Depreciation and amortization               1,458      1,203      1,248
     Write-off of purchased in-process
       research and development expense          1,067         --         --
     Amortization of debt discount, including
       non-cash loss on extinguishment           1,153        633        667
     Imputed interest on note payable               94         75         --
     Loss on abandonment of patents                138        138        183
     Gain on disposition of equipment             (255)       (30)       (10)
     Warrants and stock options issued for
       services                                     45        136         57
     Provision for inventory write-off             876        121        278
   Changes in assets and liabilities:
     Accounts receivable                         1,415     (1,615)     2,182
     Inventories                                (3,383)      (773)     2,254
     Accounts payable and accrued liabilities   (1,020)       739        402
     Deferred revenue                           (1,431)    (1,079)       103
     Other                                         (37)        34        156
   Net cash discontinued operating activities     (414)      (534)    (3,476)
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         operating activities                   (2,936)     2,505      3,332
                                              ---------  ---------  ---------
Cash flows from investing activities:
   Cash paid for acquisition net of cash
     acquired (see Note 15)                     (2,260)        --         --
   Purchase of property, plant and equipment    (1,389)      (807)      (491)
   Proceeds from sale of equipment and patents     268        215         28
   Payments for intellectual property             (512)      (174)      (481)
   Change in restricted cash                        --          9         (9)
   Net cash provided by discontinued
     operations                                  1,602      1,741        461
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         investing activities                   (2,291)       984       (492)
                                              ---------  ---------  ---------

Cash flows from financing activities:
   Debt issuance costs                            (121)        --         --
   Proceeds from term loan & mortgage loan       7,200         --         --
   Proceeds from line of credit                  5,850        750         --
   Payments on line of credit                   (5,850)      (750)        --
   Principal payments on promissory notes       (5,120)    (2,315)    (1,400)
   Issuance of common stock, net of expenses       114        412        136
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         financing activities                    2,073     (1,903)    (1,264)
                                              ---------  ---------  ---------

Net increase (decrease) in cash and
   cash equivalents                             (3,154)     1,586      1,576
Effect of foreign currency                         115         --         --
Cash and cash equivalents, beginning of year     6,384      4,798      3,222
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year        $  3,345   $  6,384   $  4,798
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2005, 2004 and 2003
                           ------------------------

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. Ramtron International Corporation ("Ramtron" or the "Company") designs, develops and markets specialized semiconductor memory, microcontroller and integrated semiconductor solutions.

The Company's revenue is derived primarily from the sale of its FRAM products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Other revenue is generated from products and customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk controllers, personal computers and industrial control devices.

Mushkin was classified as a discontinued operation during the third quarter of 2005. EMS was classified as a discontinued operation during the first quarter of 2004. See Note 11 of these Notes of Consolidated Financial Statements below for further discussion of EMS and Mushkin.

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

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Ramtron LLC, Ramtron Canada and Ramtron Kabushiki Kaisha (Ramtron K.K.). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual goodwill impairment testing as of December 31, 2005, and determined that no impairments existed at that date.

INTANGIBLE ASSETS. Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method, generally 15 to 17 years. The amounts capitalized for patents include the cost of acquiring and defending the patent.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets are reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.

ACCRUED LIABILITIES. Accrued liabilities consist of the following as of December 31 (in thousands):

                                2005       2004
                               ------     ------

Compensation related           $  768     $2,135
Other                             316        527
                               ------     ------
Total                          $1,084     $2,662
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

ADVERTISING.  The Company expenses advertising costs as incurred.
Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $198,000, $219,000, and $204,000, respectively.

INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The following table sets forth the calculation of net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

                                                       December 31,
                                              -------------------------------
                                                 2005       2004      2003
                                              ---------  ---------  ---------

Income (loss) from continuing operations      $ (2,642)  $  3,457   $   (712)
                                              =========  =========  =========
Income (loss) from discontinued operations    $ (3,849)  $    145   $ (8,793)
                                              =========  =========  =========
Net income (loss) applicable to
   common shares                              $ (6,491)  $  3,602   $ (9,505)
                                              =========  =========  =========

Common and common equivalent
  shares outstanding:

    Historical common shares outstanding
    at beginning of year                        22,380     22,191     22,124

    Weighted average common equivalent
    shares issued during year                      709         47         25
                                              ---------  ---------  ---------
    Weighted average common shares-basic        23,089     22,238     22,149
    Weighted average common equivalent
      shares outstanding during year                --      1,290         --
                                              ---------  ---------  ---------
    Weighted average common shares-diluted      23,089     23,528     22,149
                                              =========  =========  =========
Income (loss) from continuing operations
  per basic share                             $  (0.11)  $   0.15   $  (0.03)
Income (loss) from discontinued operations
  per basic share                                (0.17)      0.01      (0.40)
                                              ---------  ---------  ---------
Net income (loss) per basic share             $  (0.28)  $   0.16   $  (0.43)
                                              =========  =========  =========
Income (loss) from continuing operations
  per diluted share                           $  (0.11)  $   0.14   $  (0.03)
Income (loss) from discontinued operations
  per diluted share                              (0.17)      0.01      (0.40)
                                              ---------  ---------  ---------
Net income (loss) per diluted share           $  (0.28)  $   0.15   $  (0.43)
                                              =========  =========  =========

For the years ended December 31, 2005, 2004 and 2003, the Company had several equity instruments or obligations that could create future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock equivalent for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation. During 2005, 2004 and 2003, these potential stock issuances were excluded from the net income (loss) per common share calculation because they were anti-dilutive:

                                                December 31,
                                       -------------------------------
                                          2005       2004       2003
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                  2,331        725      2,349
Options                                   6,872      2,921      4,545
Convertible debentures                       --      1,214      1,751

STOCK-BASED COMPENSATON. At December 31, 2005, the Company had five stock-based compensation plans, which are more fully described in Note 7 of these Notes of Consolidated Financial Statements below. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no stock-based compensation is reflected in net income or loss. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income would have been decreased or net loss would have been increased to the following adjusted amounts:

                                            Year Ended December 31,
                                  -------------------------------------------
                                      2005           2004           2003
                                  -------------  -------------  -------------
                                    (in thousands, except per share amounts)

Net income (loss) as reported        $ (6,491)       $ 3,602        $(9,505)

Stock-based employee compensation
cost included in net income (loss)
as reported                                --             --             --

Stock-based employee compensation
cost that would have been included
in net income (loss) if the fair
value method had been applied to
all awards                              3,162          1,655          1,314
                                     ---------      ---------      ---------
Pro forma net income (loss) as if
the fair value method had been
applied to all awards                $ (9,653)      $  1,947       $(10,819)
                                     =========      =========      =========

Net income (loss) per share
    As reported:
       Basic                         $  (0.28)      $  0.16        $  (0.43)
       Diluted                          (0.28)         0.15           (0.43)

    Pro forma:
       Basic                         $  (0.42)      $  0.09        $  (0.49)
       Diluted                          (0.42)         0.08           (0.49)

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future share to be issued under these plans are not known and the assumptions used to determine the fair value can vary significantly. Following the weighted average assumptions used with the Black-Scholes option pricing model to estimate the fair value of all options granted to our employees in 2005, 2004 and 2003:

                                         2005          2004          2003
                                      ----------    ----------    ----------
          Risk free interest rate        4.00%         3.56%         3.00%
          Expected dividend yield           0%            0%            0%
          Expected lives               4.0 years     4.0 years     4.0 years
          Expected volatility              84%           98%          108%

The weighted average fair value of shares granted during the years ended December 31, 2005, 2004 and 2003 was $2.36, $2.47, and $1.68, respectively.

On December 30, 2005, the Company's board of directors accelerated the vesting of all outstanding and unvested stock options that had an exercise price equal to or greater than $2.75 issued to current employees. The impact of the acceleration on net income as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $1.1 million in 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. In connection with the acceleration of vesting, executive officers and certain employees of Ramtron entered into agreements restricting their ability to sell shares acquired from the exercise of the accelerated options.

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123R, "Share Based Payments ("SFAS No. 123R"). SFAS No. 123R sets forth accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term trade receivables and payables. The carrying values of cash and cash equivalents, restricted cash, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the Company's promissory notes were approximately $7,539,000 and $5,579,000 as of December 31, 2005 and 2004, respectively, using a discounted cash flow approach.

COMPREHENSIVE INCOME OR LOSS. The Company reports all changes in equity that result from transactions and other economic events from non-owner sources as comprehensive income or loss.

RECLASSIFICATIONS. Certain 2005, 2004 and 2003 balances have been reclassified to conform to the current year presentation.

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

The Company currently assessing its valuation options allowed in this Standard. Even though the Company has not quantified the dollar amount of this new accounting standard, the result will have a negative impact on the Company's earnings starting with the accounting period beginning January 1, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4. Statement No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of spoilage, freight and other items. This Statement requires that these items be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement does not have any immediate effect on our consolidated financial statements.

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

NOTE 2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2005        2004
                                        ------      ------
                                          (in thousands)

          Finished goods                $3,476      $2,784
          Work in process                3,728       2,136
          Obsolescence reserve             (86)       (340)
                                        -------     -------
                                        $7,118      $4,580
                                        =======     =======

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2005      2004
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --       $   668    $   668
Buildings and improvements                    18 and 10     8,942      8,942
Equipment                                         5        11,774     15,365
Office furniture and equipment                    5           482        608
                                                          --------   --------
                                                           21,866     25,583
Less accumulated depreciation                             (17,134)   (21,613)
                                                          --------   --------
                                                          $ 4,732    $ 3,970
                                                          ========   ========

Depreciation expense for property, plant and equipment was $1,108,000, $916,000, and $892,000 for 2005, 2004 and 2003, respectively. Maintenance and repairs expense was $910,000, $684,000, and $575,000 for 2005, 2004 and
2003, respectively.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2005                2004
                                     -------------       ------------
                                               (in thousands)
   Goodwill                            $ 5,951             $ 4,528
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,008             $   585
                                       ========            ========

   Patents and core technology          10,950             $ 6,119
   Accumulated amortization             (2,640)             (2,327)
                                       --------            --------
      Intangible assets, net           $ 8,310             $ 3,792
                                       ========            ========

The goodwill increase in 2005 relates to our acquisition of Goal
Semiconductor, Inc. Please see Note 15 for further information on the acquisition.

Goodwill is tested for impairment at least annually or more frequently if indicators of potential impairment exist. The Company completed its annual analysis of the fair value of its goodwill as of December 31, 2005 and December 31, 2004 and determined there is no indicated impairment of its goodwill.

The primary reason for the patent increase in 2005 relates to our acquisition of Goal Semiconductor, Inc. See Note 15 for further information on the acquisition.

Amortization expense for intangible assets was $350,000, $287,000 and $357,000 in 2005, 2004 and 2003, respectively. Estimated amortization expense for intangible assets is $565,000 annually in 2006 through 2010 and $5.5 million thereafter.

NOTE 5.  LONG-TERM DEBT:

                                               2005        2004
                                            ----------  ----------
                                                 (in thousands)
Long-term debt:

5% Convertible debentures                    $    --      $ 4,535
Unamortized debt discount relating
  to convertible debentures                       --       (1,151)
National Semiconductor promissory note         1,624        1,780
Mortgage note                                  4,200           --
Silicon Valley Bank Term Loan                  2,667           --
                                             --------     --------
                                               8,491         5164
Long-term debt current maturities             (1,354)        (250)
                                             --------     --------
Total                                        $ 7,137      $ 4,914
                                             ========     ========

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

In addition, 5-year warrants for an aggregate of 700,435 shares were issued to the investors with an initial exercise price of $4.28 per share. The warrants were valued using the Black-Scholes option pricing model with a resulting total value of approximately $1,773,000 at March 28, 2002. This amount was being accounted for as a discount to the outstanding debentures and was being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debenture as of December 31, 2005 and December 31, 2004 as a result of the issuance of the warrants was approximately $0 and $763,000, respectively. This unamortized discount was written off in the third quarter of 2005 upon retirement of the debentures and was included in the write-down of debt and loss on extinguishment as part of continuing operations.

As a result of the conversion terms of these debentures, a beneficial conversion feature of $900,000 was created. This beneficial conversion feature was recorded as an increase to additional paid-in capital and as a debt discount to the outstanding debentures. This discount was being amortized over the remaining life of the debentures as a charge to interest expense. The unamortized discount pertaining to the outstanding debentures as of September 30, 2005 and December 31, 2004 as a result of the beneficial conversion feature was approximately $0 and $388,000, respectively. This unamortized discount was written off in the third quarter of 2005 upon the retirement of the debentures and was included in the write-down of debt and loss on extinguishment as part of continuing operations.

The debentures contained covenants including, without limitation, achieving a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the debenture agreements. As of June 30, 2003, the Company failed to meet the minimum EBITDA covenant under the debenture agreements, which by the terms of the debentures became an event of default on July 30, 2003 (the "Default"). On August 18, 2003, we entered into a Waiver and Amendment to Debenture Agreement (the "Waiver Agreement") with the debenture holders. The Waiver Agreement provided for a waiver of the Default as well as a waiver of all remaining EBITDA covenants during 2003. In addition, the Waiver Agreement required that we make quarterly principal payments to the debenture holders over the following six quarters.

In addition, the Waiver Agreement provided for lowering the exercise price of the 700,435 common stock warrants held by the debenture holders from $4.28 to a price equal to 150% of the average closing bid price for the Company's common stock for the 5-trading days immediately preceding the effective date of the Waiver Agreement ($3.04) and an extension of the exercise period for one year. The adjustment to the original terms of the warrants created an additional non-cash increase to debt discount and additional paid-in capital of approximately $179,000, which was recorded during the quarter ended September 30, 2003 and was included in the unamortized debt discount balances disclosed above. This unamortized discount was written off in the third quarter of 2005 upon retirement of the debentures and was included in the write-down of debt and loss on extinguishment as part of continuing operations.

On July 1, 2005, the Company retired the aforementioned outstanding 5 year, 5% fixed rate, convertible debentures with Bramwell Capital Corporation, Alexandra Global Master Fund, Ltd. and Infineon Technologies, A.G., which were due in March 2007. The Company paid a total of approximately $4.9 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 779,000 shares of the Company's common stock at $3.04 per share that were issued with the debentures will remain outstanding. The Company took a pre-tax charge of $1.6 million, of which $1.2 million was non-cash and $0.4 million was penalty interest paid, to account for costs associated with the repayment of the debentures. This amount was included in costs and expenses in our statement of operations as write down of debt discount and loss on extinguishment.

Interest paid to the debenture holders during 2005, 2004 and 2003 was approximately $155,000, $225,000 and $385,000, respectively. As of December 31, 2005 and December 31, 2004, $0 and $4,535,000 were outstanding on these debentures.

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, 7.75% at December 31, 2005, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum, 8.25% December 31, 2005. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company used $3.6 million of proceeds from the revolving credit line to retire the convertible debentures. The Company's available funds at December 31, 2005 under this revolving credit agreement were $2.9 million. At December 31, 2005, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is no greater than $6,000 per quarter.

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

As of September 30, 2005, the Company failed to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, which by the terms of our loan agreement became an event of default on October 31, 2005. This non-compliance was primarily a result of first-quarter 2005 inventory charges taken for product yield issues; the impact of the Goal Semiconductor acquisition on the September 30 cash balance, and changes in the Company's foreign and domestic accounts receivable mix. We obtained a forbearance until December 15, 2005 from Silicon Valley Bank so that the Company and the bank can work to restructure the covenants to better align with the Company's business practices.

On December 30, 2005, the Company entered into a Loan Modification Agreement which completed the restructuring of its Amended and Restated Loan Agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The
Loan Modification Agreement provides for the waiver of the Company's event of default on October 31, 2005, revises the financial covenants to better reflect the Company's operations, and includes provision for the Company's investment in its Canadian subsidiary and payments pursuant to the recent mortgage financing of the Company's Colorado Springs facility. The Company was in compliance with all covenants as of December 31, 2005.

On April 6, 2004, the Company entered into an agreement to settle its long standing patent interference proceeding with National Semiconductor Corporation (see Note 14 of these Notes of Consolidated Financial Statements below). As a result of the settlement, beginning April 2004, the Company is required to pay National $250,000 annually through 2013. As of December 31, 2005, the present value of this promissory note is $1,624,000. The Company discounted the note at 5.75%.

On March 31, 2003, the Company signed an agreement with Wells Fargo Business Credit, Inc. to provide a secured $3.0 million revolving line of credit. The credit facility provides for interest at a floating rate equal to the prime lending rate plus 1.75% per annum and a term of 3 years. Security for the credit facility includes the Company's non-European accounts receivable and inventories. Interest charges and minimum fees paid to Wells Fargo Business Credit, Inc. during 2005 and 2004 were approximately $31,000 and $126,000, respectively. On April 1, 2005, the Company terminated its agreement with Wells Fargo Business Credit, Inc. to reduce its costs for the availability of a credit facility and to obtain a higher line of credit. As of December 31, 2005, there were no amounts outstanding on this line of credit.

On December 15, 2005, Ramtron, through its subsidiary, Ramtron LLC, for which Ramtron International Corporation serves as sole member and sole manager, closed on its mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. The Company is obligated to make monthly principal and interest payments of $30,500 until January 2016 and a balloon payment of $2,757,000 in January 2016. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing the Company's real estate as collateral for the mortgage loan facility.

Maturities of the Company's outstanding promissory notes are as follows as of December 31, 2005 (in thousands):

                        2006    2007    2008    2009    2010   Thereafter
                       ------  ------  ------  ------  ------  ----------
Long-term debt
  obligations          $1,354  $1,366  $1,042  $  382  $  390    $4,333
                       ======  ======  ======  ======  ======    ======

NOTE 6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2008 for various equipment and facilities. Minimum future annual lease payments under these leases as of December 31, 2004 are as follows:

            2006         $  610,000
            2007            302,000
            2008            180,000
                         ----------
                         $1,092,000
                         ==========

Total rent expense on all operating leases was $392,000, $261,000, and $36,000 for 2005, 2004 and 2003, respectively.

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

NOTE 7.  STOCKHOLDERS' EQUITY:

For the years ended December 31, 2005, 2004 and 2003, the Company recorded no dividends, respectively.

WARRANTS. Warrants to purchase shares of the Company's common stock are as follows:
                                                     Number of Shares
                                               -----------------------------
                                                      (in thousands)
                                Exercise        Principal
                             Price Per Share   Stockholders   Others   Total
                             ---------------   ------------   ------   -----

Outstanding and exercisable
at December 31, 2002           $2.25-$17.00       2,273        101     2,374

Cancelled                      $4.28-$17.00        (700)       (25)     (725)
Granted                            $3.04            700         --       700
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2003           $2.25-$6.88        2,273         76     2,349

Cancelled                          $3.77             --        (18)      (18)
                                                 ---------------------------
Outstanding and exercisable
at December 31, 2004           $2.25-$6.88        2,273         58     2,331

                                                 ---------------------------
Outstanding and exercisable
at December 31, 2005           $2.25-$6.88        2,273         58     2,331
                                                 ===========================

All of the outstanding warrants are currently exercisable. Of such warrants: warrants to purchase 58,000 shares with an exercise price of $4.11 expire in March 2007, warrants to purchase 667,000 shares with an exercise price of $6.88 expire in December 2007; warrants to purchase 700,000 shares with an exercise price of $3.04 expire in March 2008;and warrants to purchase 906,000 shares of common stock with an exercise price of $2.25 expire in 2008 and 2009.

STOCK OPTIONS. The Company has five stock option plans, the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 11,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1986 and 1989 Plans and 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The 1986 Plan, 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. As of December 31, 2005, the Company has not granted any incentive stock options. The number of shares for options available for future grant on these plans is 3,085,332.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost was recognized for grants with an exercise price equal to or in excess of the value of the underlying stock on the measurement date.

Activity in the Plans is as follows:

                                                   Number of Shares
                                           -------------------------------
                                                    (in thousands)
                         Weighted Average  Directors
                            Exercise          and
                         Price Per Share   Officers   Employees    Total
                         ----------------  ---------  ---------  ---------
Outstanding at
December 31, 2002             $ 6.54         2,147      2,388      4,535

Granted                       $ 2.31           425        662      1,087
Cancelled                     $ 6.49          (344)      (666)    (1,010)
Exercised                     $ 2.03            --        (67)       (67)
Reclassification                              (388)       388         --
                                           ------------------------------
Outstanding at
December 31, 2003             $ 5.61         1,840      2,705      4,545

Granted                       $ 3.66           485        447        932
Cancelled                     $ 6.88            (4)      (164)      (168)
Exercised                     $ 2.18          (114)       (75)      (189)
Reclassification                              (324)       324         --
                                           ------------------------------
Outstanding at
December 31, 2004             $ 5.34         1,883      3,237      5,120

Granted                       $ 2.36         1,175        949      2,124
Cancelled                     $ 6.93           (68)      (248)      (316)
Exercised                     $ 2.03           (40)       (16)       (56)
                                           ------------------------------
Outstanding at
December 31, 2005                            2,950      3,922       6,872
                                           ==============================

As of December 31, 2005, 2004 and 2003, 4,942,000, 3,270,000, and 2,735,000,
of the above options were exercisable, respectively, with weighted average exercise prices of $5.183, $6.60, and $7.26, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                                 Weighted Average
                                            ---------------------------
                           Number of                        Remaining
     Exercise Price         Options          Exercise      Contractual
         Range            Outstanding         Price           Life
     ---------------      -----------       ----------     ------------
                         (in thousands)

     $ 1.47 - $ 2.25        1,054             $ 2.03           4.90
     $ 2.29 - $ 2.29        1,910               2.29           9.93
     $ 2.32 - $ 3.71        1,979               3.00           8.39
     $ 3.75 - $ 7.44        1,614               5.26           5.62
     $ 8.19 - $37.81          315              28.86           1.40
                            -----
                            6,872             $ 4.37           7.31
                            =====

                                             Weighted
                           Number of         Average
     Exercise Price         Options          Exercise
         Range            Exercisable         Price
     ---------------      -----------       ----------
                         (in thousands)

     $ 1.47 - $ 2.25        1,041            $ 2.03
     $ 2.29 - $ 2.29          350              2.29
     $ 2.32 - $ 3.71        1,622              3.15
     $ 3.75 - $ 7.44        1,614              5.26
     $ 8.19 - $37.81          315             28.86
                            -----
                            4,942            $ 5.18
                            =====

NOTE 8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND. The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended by Amendment No. 1 thereto dated June 29, 1989 (the "1989 Fund Purchase Agreement"), the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2004, 2003 and 2002, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $0, $65,000, and $142,000 during 2005, 2004 and 2003, respectively. The amount of $75,000 and $15,000 related to this obligation are included in accrued liabilities as of December 31, 2005 and 2004, respectively.

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG is a principal stockholder of the Company.

In January 2000, the Company's then wholly owned subsidiary, EMS, entered into a non-exclusive, worldwide technology licensing agreement with Infineon. In consideration for the grant of the license to Infineon's technology, Infineon received 20% of the outstanding common stock of EMS. Additionally, the agreement called for Infineon to provide EMS with committed wafer manufacturing capacity using Infineon's advanced DRAM and embedded DRAM process capabilities and access to Infineon's design technology. Payments to Infineon for wafers, photo masks and tooling charges related to EMS's committed wafer manufacturing capacity during 2005, 2004 and 2003 were approximately $0, $633,000 and $1,091,000, respectively.

During 2002 and 2003, Infineon and EMS entered into agreements whereby EMS agreed to design and develop new products for Infineon on a fixed-fee basis. Revenue recognized from these agreements was approximately $0, $0 and $514,000 for 2005, 2004 and 2003, respectively.

On March 29, 2002, the Company issued a $3 million, 5% interest, 5-year debenture to Infineon. The debenture was convertible into the Company's common stock at a fixed conversion price of $3.769 per share, which was equal to 110% of the five-day volume weighted average price (VWAP) of the Company's common stock prior to the transaction signing. The Infineon debenture was secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. In addition, 262,663 common stock warrants are held by Infineon with a modified exercise price of $3.04 per share and an expiration date of March 28, 2008. Interest paid to Infineon during 2005, 2004, and 2003 was approximately $39,000, $101,000, and
$150,000, respectively. The amounts outstanding under the debentures were $0, and $1,560,000 as of December 31, 2005 and 2004, respectively.

On July 1, 2005, the Company retired its outstanding 5 year, 5% fixed rate, convertible debentures with Infineon Technologies, A.G., which had been due in March 2007. The Company paid a total of approximately $1.7 million, including the aggregate principal and an aggregate premium payment representing future interest payments, to retire the debt early. The six-year warrants to purchase approximately 262,663 shares of Ramtron common stock at $3.04 per share that was issued with the debenture will remain in effect.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER NON-CASH ITEMS:

We have revised our 2004 and 2003 statements of cash flow to separately disclose the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior years was reported on a combined basis as a single amount.

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                      2005     2004     2003
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                            $  437   $  371     $508
Income taxes                                            60       --       --
Intellectual property acquired through
  issuance of long-term debt                            --    1,955       --
Common stock issued in acquisition                   5,519       --       --
Disposal of fully depreciated assets with
  no proceeds                                        3,810       --       --
Amounts included in capital expenditures but
  not yet paid                                         437      183      193

NOTE 10.  INCOME TAXES:

The sources of income (loss) before income taxes were as follows (in thousands):

                                        2005        2004       2003
                                      --------    --------   --------

United States                         $(4,102)    $ 4,046    $(9,137)
Foreign                                (2,389)       (444)      (368)
                                      --------    --------   --------
Income (loss) before income taxes     $(6,491)    $ 3,602    $(9,505)
                                      ========    ========   ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The components of deferred income taxes are as follows (in thousands):

                                              December 31,
                                          --------------------
                                            2005        2004
                                          --------    --------
                                             (in thousands)
Non-current:
  Capital loss carryovers                 $ 7,300     $ 7,300
  Deferred revenue                          1,900       2,300
  Other                                     5,780       4,470
  Net operating loss carryovers            51,800      56,600
                                          --------    --------
                                           66,780      70,670
  Valuation allowance                     (66,780)    (70,670)
                                          --------    --------
Net non-current deferred tax assets       $    --     $    --
                                          ========    ========

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax assets as of December 31, 2005 and 2004.

The Company has recognized no current or deferred tax expense for the years ended December 31, 2005 and 2003. The Company has recognized $74,000 in current tax expense for the year ended December 31, 2004.

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows (in thousands):

                                               2005      2004      2003
                                             --------   ------   --------

Computed expected tax expense (benefit)      $  (925)  $ 1,210   $  (249)
Increase (reduction in income taxes
  resulting from:
   State income taxes, net of federal impact    (126)      173       (32)
   Non-deductible differences                     40        55        28
   Prior period true-up                       (1,914)       --        --
   Change in valuation allowance               2,925    (1,438)      253
   Alternative minimum tax                        --        74        --
                                             --------  --------  --------
Income tax expense (benefit)                 $    --   $    74   $    --
                                             ========  ========  ========

An income tax benefit of $33,000, $119,000 and $7,000 related to the exercise of stock options during 2005, 2004, and 2003, respectively, and will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2005, the Company had unrestricted Federal net operating loss carryforwards of approximately $131 million to reduce future taxable income, which expire as follows (in thousands):

                                          Regular Tax
           Expiration Date            Net Operating Losses
          -----------------           --------------------

                 2006                        $ 14,966
                 2007                          34,345
                 2008                          20,364
                 2009                             533
                 2010                           4,154
          2001 through 2025                    55,323
                                             --------
                 Total                       $129,685
                                             ========

During 2005, 2004 and 2003, net operating loss carryovers of approximately $15.6 million, $8.7 million, $2.4 million, respectively, expired, which decreased the recorded valuation allowance in each respective year. In addition, a discontinued operation contributed taxable losses in 2004 and 2003 of $1.2 million and $3.9 million, respectively. These losses from a discontinued operation are included in the net operating loss carryover balances above and have increased the recorded valuation allowance each respective year. In the year 2000, the Company had a change of ownership, which limited the NOL available for use in future years under Section 382. The Company has not yet calculated the limitation due to the provision of a full valuation allowance.

The Company has unrestricted research and development tax credit carryforwards at December 31, 2005 for federal income tax purposes of $1,662,000, which are available to reduce future federal income taxes, if any, and expire beginning in 2008.

Tax expense other than payroll and income taxes were $254,000, $187,000 and $222,000 for 2005, 2004 and 2003, respectively.

NOTE 11.  DISCONTINUED OPERATIONS:

On July 26, 2005, the Company announced the divestiture of its Mushkin subsidiary, which was approved by the Company's board of directors on July 20, 2005. The board of directors approved the disposition to allow management to focus on the Company's FRAM product lines. On July 26, 2005, the Company executed an agreement with Mushkin's current general manager to sell its Mushkin subsidiary to Mushkin's current general manager for consideration of approximately $1.8 million. The consideration provided in the sale includes, among other things, Mushkin's current accounts receivable and cash balances. The sale closed on July 26, 2005. The Company recognized impairment charges during the second quarter of 2005 to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

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

In accordance with SFAS No. 144, the consolidated financial statements of EMS and Mushkin have been recast to present these businesses as discontinued operations. Accordingly, the revenue, costs and expenses, and assets and liabilities of the discontinued operations have been excluded from the respective captions in the Consolidated Cash Flows, Statements of Operations and Balance Sheets and have been reported in the various statements under the captions, "Income (loss) from discontinued operations," "Assets of discontinued operations" and "Liabilities of discontinued operations" for all periods. In addition, certain Notes to Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of these operations.

Summary results for the discontinued operations are as follows (in thousands):

                                                          For the years ended December 31,
                       ----------------------------------------------------------------------------------------------------------
                                       2005                                  2004                                2003
                       ----------------------------------  ----------------------------------  ----------------------------------
                         Mushkin      EMS          Total     Mushkin      EMS         Total      Mushkin      EMS         Total
                       ----------------------------------  ----------------------------------  ----------------------------------
Operating Results:

Revenue                 $ 7,714        --        $ 7,714    $18,335     $   311      $18,646    $11,446     $ 2,220      $13,666
Costs and expenses       (8,008)    $ 239         (7,768)   (17,858)       (299)     (18,157)   (11,125)     (5,804)     (16,929)
Impairment of patents
  and intangibles            --        --             --         --        (364)        (364)        --      (1,687)      (1,687)
Impairment of goodwill   (3,435)       --         (3,435)        --          --           --     (3,843)         --       (3,843)
Impairment of
  long-lived assets        (359)       --           (359)        --          --           --         --          --           --
Income tax benefit           --        --             --         --          20           20         --          --           --
                       ----------------------------------  ----------------------------------  ----------------------------------
Net income (loss)       $(4,088)    $ 239        $(3,849)   $   477     $  (332)     $   145    $(3,522)    $(5,271)     $(8,793)
                       ==================================  ==================================  ==================================

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

Amounts included in the December 31, 2005 and 2004 Consolidated Balance Sheets for the discontinued operations are as follows (in thousands):

                                         For the years ended December 31,
                       ----------------------------------------------------------------------
                                       2005                                  2004
                       ----------------------------------  ----------------------------------
                         Mushkin      EMS          Total     Mushkin      EMS         Total
                       ----------------------------------  ----------------------------------
Assets of discontinued
  operations:
Accounts receivable          --          --           --    $ 1,545          --      $ 1,545
Inventories                  --          --           --      1,189          --        1,189
Other assets                 --          --           --        231          --          231
Intangible assets, net       --          --           --         --          --           --
Net property, plant
  and equipment              --          --           --         21          --           21
Goodwill                     --          --           --      3,435          --        3,435
                       ----------------------------------  ----------------------------------
Total                        --          --           --    $ 6,421          --      $ 6,421
                       ==================================  ==================================

Liabilities of
  discontinued
  operations:
Accounts payable and
  accrued liabilities        --          --           --    $ 1,145     $   239      $ 1,384

NOTE 12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

Following our divestitures discussed in Note 11, our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

Revenue amounts and percentages for major customers representing more than 10% of total revenue are as follows:

                     2005                  2004                  2003
            --------------------- --------------------- ---------------------
                                      (in thousands)

Customer A    $ 5,158     15%        $17,213    44%        $15,815    55%

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets was based on physical location.

Geographic Area Net Revenue:

                                     2005         2004        2003
                                   --------     --------    --------
                                             (in thousands)

United States                      $ 3,524      $ 4,983     $ 2,206
Japan                                8,041        5,970       3,358
Canada                                  20        1,505         852
United Kingdom                       1,757        1,741       1,002
Indonesia                            4,135           --          --
Taiwan                                 988          770         241
Germany                              2,062        1,480       1,400
China/Hong Kong                      6,413        5,678       5,474
Italy                                4,065       12,170      13,082
Czech Republic                         943        3,138           3
Rest of world                        2,444        2,059       1,115
                                   -------      -------     -------
Total                              $34,392      $39,494     $28,733
                                   =======      =======     =======

Geographic Area Long-lived Assets (Net):

                                        December 31,
                                    -------------------
                                      2005        2004
                                    -------     -------
                                      (in thousands)

United States                       $ 8,384     $8,618
Thailand                                372        155
Canada                                6,506         --
                                    -------     ------
                                    $15,262     $8,773
                                    =======     ======

NOTE 13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts were contributed by the Company under the 401(k) Plan on behalf of participating employees during 2005 and 2003. During 2004, approximately $72,000 was charged to expense for Company contributions under the 401(k) Plan which were paid in the first quarter of 2005.

NOTE 14.  CONTINGENCIES:

PATENT INTERFERENCE PROCEEDING. On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle their long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office in regard to one of the Company's issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that the Company believes is of fundamental importance to its FRAM business in the United States.

Under the terms of the settlement agreement Ramtron has abandoned four of the five claims in its existing patent, two of National's patent applications relating to the interference claims have been assigned to Ramtron and two others were retained by National. National and Ramtron have agreed to cross license any and all future patents that may mature from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, Ramtron will pay National $2.5 million in equal annual installments of $250,000 through 2013. At March 31, 2004, the Company recorded an intangible asset and current and long-term debt of approximately $1,955,000, the present value of the annual installment payments. At December 31, 2005, the discounted amount was approximately $1,625,000. The Company was discounting this liability at 5.75%. The Company did not record an impairment of the existing patents held for the technology in dispute as the Company believes, with the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute was concerned, that was at least as favorable as our position prior to this resolution. In addition, the Company believes the amounts capitalized related to these patents and licenses will be recovered through future cash flows.

The fifth remaining count of the patent interference proceeding with National Semiconductor Corporation was sent to a Special Master for a final ruling.
On December 12, 2005, the District Court for the District of Columbia reversed the judgment of the Board of Patent Appeals and Interferences and found that the claims of Ramtron's patent were supported by an enabling disclosure. Thus, Ramtron's patent was found to be entitled to priority over National Semiconductor Corporation's patent application, and pursuant to our agreement with National Semiconductor Corporation, we granted a license with respect to this technology to National Semiconductor Corporation.

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

OTHER LITIGATION. The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceeding against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 15.  ACQUISITION OF GOAL SEMICONDUCTOR, INC.

On August 29, 2005, the Company acquired 100% of the outstanding common and preferred stock of Goal Semiconductor, Inc. of Montreal, Canada ("Goal").
The results of Goal's operations have been consolidated in our financial statements since the acquisition date. The Company believes that its business combination with Goal will enable the Company to accelerate its product development plans for integrated semiconductor solutions and provide customers with an expanded portfolio of FRAM-enabled data acquisition, signal processing and microcontroller devices.

The aggregate purchase price was approximately $7.9 million, which included approximately $2.4 million in cash and the issuance of common stock valued at approximately $5.5 million. The value of the 1,951,000 shares of common stock was determined based on the average market price of the Company's common stock over the two-day period before and after the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company used a third-party consultant to value the intangible assets.

                                  As of August 29, 2005
                                  ---------------------
                                      (in thousands)

     Net assets                          $  824
     Acquired in-process research
       and development                    1,067
     Intangible assets                    4,591
     Goodwill                             1,423
                                         ------
                                         $7,905
                                         ======

Approximately $1,067,000 of the purchase price represented the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, that amount was immediately expensed in the consolidated statement of operations upon the acquisition date and was shown as a separate line item therein.

The $4,591,000 of intangible assets acquired related to the core technology purchased. It was determined that this technology had a weighted-average useful life of 15 years, and the Company will amortize this cost on a straight-line basis over the 15-year life. This technology is primarily for digital and analog functions that management believes are not subject to rapid technological change.

Summarized below are the unaudited pro forma consolidated results of operations as if Goal had been acquired at the beginning of the periods presented. The pro forma consolidated financial statements may not be indicative of the results that actually would have occurred if our acquisition of Goal had occurred on the dates indicated or which may be obtained in the future.

                                                The Year Ended
                                                  December 31,
                                               ------------------
                                                 2005      2004
                                               --------  --------

Revenue                                        $34,582   $39,859
Income (loss) from continuing operations        (3,875)    7,866
Net income (loss)                               (7,374)    1,011

   Net income (loss) per share:
      Basic                                    $ (0.30)  $  0.04
      Diluted                                  $ (0.30)  $  0.04

NOTE 16.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2005 and 2004.

                                                       2005                                      2004
                                     ----------------------------------------    ----------------------------------------
                                         Q1        Q2        Q3        Q4            Q1        Q2        Q3        Q4
                                     ----------------------------------------    ----------------------------------------
                                                        (in thousands except per share data)
Revenue                              $ 8,028    $ 8,682    $ 8,751   $ 8,931     $ 8,956    $10,382    $10,739   $ 9,416
Gross margin, product sales,
  including inventory provision        3,049      4,127      4,429     4,184       4,514      5,141      5,520     4,856
Operating income (loss)                 (406)       580     (2,092)     (316)      1,317      1,377      1,551       550
Net income (loss) applicable
  to common shares from
  continuing operations                 (681)       348     (2,179)     (131)        961      1,031      1,220       245
Income (loss) from discontinued
   operations                            (42)    (3,809)       (98)      100        (125)       107         71        92

Basic:
Income (loss) per share
  from continuing operations         $ (0.03)   $  0.02    $ (0.09)  $    --     $  0.05    $  0.04     $  0.05   $  0.01
Income (loss) from discontinued
   operations                             --      (0.17)     (0.01)       --       (0.01)      0.01        0.01        --
                                     ----------------------------------------    ----------------------------------------
     Total                           $ (0.03)   $ (0.15)   $ (0.10)  $    --     $  0.04    $  0.05     $  0.06   $  0.01
                                     ========================================    ========================================
Diluted:
Income (loss) per share
  from continuing operations         $ (0.03)   $  0.02    $ (0.09)  $    --     $  0.05    $  0.04     $  0.06   $  0.01
Income (loss) from discontinued
  operations                              --      (0.17)     (0.01)       --       (0.01)      0.01          --        --
                                     ----------------------------------------    ----------------------------------------
     Total                           $ (0.03)   $ (0.15)   $ (0.10)  $    --     $  0.04    $  0.05     $  0.06   $  0.01
                                     ========================================    ========================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                                   Page-56

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2006 Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2006 Proxy Statement.

                                   Page-57

Code of Conduct
---------------

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2006 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2006 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2006 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" in our 2006 Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm  . . . . . . .    53
Consolidated Balance Sheets as of December 31, 2005 and 2004 . . . . .   F-1
Consolidated Statements of Operations and Comprehensive Income
   for the years ended December 31, 2005, 2004 and 2003  . . . . . . .   F-2
Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2005, 2004 and 2003  . . . . . . . . . . .   F-4
Consolidated Statements of Cash Flow for the years ended
    December 31, 2005, 2004 and 2003 . . . . . . . . . . . . . . . . .   F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-7

(2)  Financial Statement Schedules:
                                                                         Page
                                                                         ----
     Schedule II:  Valuation and Qualifying Accounts . . . . . . . . .    59

                                   Page-58

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

               Schedule II:  Valuation and Qualifying Accounts
               ===============================================

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

Column A           Column B        Column C            Column D    Column E
---------          ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended
December 31, 2003:

Accounts receivable
 reserves             $134        $320         $--        $  279     $175
                     =====================================================
Inventory
obsolescence reserve  $226        $278         $--        $   54     $450
                     =====================================================

Year Ended
December 31, 2004:

Accounts receivable
 reserves             $175        $176         $--        $  188     $163
                     =====================================================
Inventory
obsolescence reserve  $450        $121         $--        $  231     $340
                     =====================================================

Year Ended
December 31, 2005:

Accounts receivable
 reserves             $163        $513         $--        $  403     $273
                     =====================================================
Inventory
obsolescence reserve  $340        $876         $--        $1,130     $ 86
                     =====================================================

                                    Page-59

                               INDEX TO EXHBITS
-----------------------------------------------------------------------------

         Exhibit
         Number
         -------

          2.1 Share Purchase Agreement, dated as of August 29, 2005, by and among Ramtron International Corporation, 4317467 Canada Inc., Goal Semiconductor Inc., Fonds de Solidarite des Travailleurs du Quebec (F.T.Q.), Business Development Bank of Canada, Investissement Technologie (3599) Inc., Vision2000 Venture Ltd., Michael Parziole, Patrick Boutard, Christian Fayomi, Gareth Sargeant, Abdellah Azelmad, and Gordon Harling.(24)

          2.2    Form of Stock Option Purchase Agreement and Sale
                 Agreement.(24)

          3.1    Certificate of Incorporation of Registrant, as amended.(6)
          3.2    Bylaws of Registrant, as amended.(17)

          4.1 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(5)
          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(5)
          4.3 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(7)
          4.4 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes.(9)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(10)
          4.6 Securities Purchase Agreement between the Registrant and Infineon Technologies, AG, dated March 14, 2002.(14)
          4.7 Securities Purchase Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 14, 2002.(14)
          4.11 Security Agreement between the Registrant and Infineon Technologies, AG, dated March 28, 2002.(14)
          4.12 Amendment No. 1 to Share Purchase Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(14)
          4.13 Amendment No. 1 to Registration Rights Agreement between Registrant and Infineon Technologies, AG, dated March 28, 2002.(14)
          4.14 Registration Rights Agreement between the Registrant and Bramwell Capital Corp. and Halifax Fund, L.P., dated
                 March 28, 2002.(14)

                                   Page-60

          4.15   Waiver Agreement between Bramwell Capital Corporation
                 and the Registrant, dated August 18, 2003.(16)
          4.16   Waiver Agreement between Halifax Fund, L.P. and the
                 Registrant, dated August 18, 2003.(16)
          4.17 Waiver Agreement between Infineon Technologies AG and the Registrant, dated August 18, 2003.(16)
          4.18 Warrant to Purchase Common Stock between the Registrant and Infineon Technologies, AG, dated March 28, 2002 and as amended on August 18, 2003.(18)
          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.(18)
          4.20 Warrant to Purchase Common Stock between the Registrant and Halifax Fund, L.P., dated March 28, 2002 and as amended on August 18, 2003.(18)
          4.21 Amendment to Security Agreement and Release of Certain Intellectual Property between the Registrant and Infineon Technologies AG, dated March 30, 2004.(19)

         10.1 Registrant's Amended and Restated 1986 Stock Option Plan and forms of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement and Stock Purchase Agreement.(2)
         10.2 Registrant's Amended 1989 Non-statutory Stock Option Plan and forms of Non-statutory Stock Option Agreement and Stock Purchase Agreement.(3)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.5 Amendment No. 1 to Registrant's Amended and Restated 1986 Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(6)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(6)
         10.9    Registrant's 1999 Stock Option Plan.(6)
         10.10 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(7)
         10.12* Agreement between Infineon Technologies AG and the Registrant, as amended, dated as of January 26, 2000.(8)
         10.14 Stock Purchase Agreement between Infineon Technologies AG and Registrant dated December 14, 2000.(8)
         10.15 Amendment No. 2 to Registrant's Amended and Restated 1986 Stock Option Plan, as amended, dated July 25, 2000.(9)
         10.16   Amendment No. 2 to Registrant's 1989 Non-statutory Stock
                 Option Plan, as amended, dated July 25, 2000.(9)
         10.17   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(9)

                                   Page-61

         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(9)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(9)
         10.20   Amendment to Employment Agreement between the Registrant and
                 L. David Sikes, dated December 14, 2000.(9)
         10.21* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(12)
         10.22* FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(13)
         10.31* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (20)
         10.32 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(20)
         10.33 Offer Letter between the Registrant and Eric A. Balzer, dated October 28, 2004.(21)
         10.34   Change in Control Agreement between the Registrant and
                 Eric A. Balzer dated December 2, 2004.(22)
         10.35   Ramtron International Corporation 2005 Incentive Award
                 Plan.(26)
         10.36 Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(27)
         10.37 Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(27)
         10.38 Form of Resale Restriction Agreement between Ramtron International Corporation and its executive officers and certain employees.(28)
         10.39 Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(28)
         10.40   Severance Agreement and General Release and Waiver of
                 Claims between the Company and Mr. Greg B. Jones dated January 13, 2006.(29)
         10.43 Agreement to Pay-Off the Debentures between Ramtron International Corporation and Infineon Technologies AG, dated July 1, 2005.(23)
         10.44 Agreement to Pay-Off the Debentures between Ramtron International Corporation, Bramwell Capital Corp. and Alexandra Global Master Fund, Ltd. dated July 1, 2005.(23)
         10.45 Stock Purchase Agreement between Ramtron International Corporation and D. George Stathakis dated July 26, 2005.(23)
         10.46   Accounts Receivable Agreement between Ramtron International
                 Corporation and Mushkin Inc. dated July 26, 2005.(23)
         10.47   Escrow Agreement, dated as of August 29, 2005, by and among
                 Ramtron International Corporation, 4317467 Canada Inc., Goal Semiconductor Inc., Fonds de Solidarite des Travailleurs du Quebec (F.T.Q.), Business Development Bank of Canada, Investissement Technologie (3599) Inc., Vision2000 Venture Ltd., Irv Lustigman, Andre Lafontaine, National Bank Trust Inc., as escrow agent, and Citibank N.A. (24)

                                   Page-62

         10.48 Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(25)
         10.49   Intellectual Property Security Agreement between
                 Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(25)

         21.1    Subsidiaries of Registrant.

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

         99.1 Teaming Agreement, dated March 2, 2001, between Ramtron International Corporation and National Scientific Corporation.(11)
         99.2* Volume Purchase Agreement between Ampy Automation Digilog Limited and the Registrant dated July 24, 2000.(15)
         99.3 Assurance Letter Pursuant to Securities and Exchange Commission Release Nos. 33-8070; 34-45590; 35-27503;
                 39-2395; IA-2018; IC-25464; FR-62; File No. S7-03-02.(13)

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

                                   Page-63

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

(5)  Incorporated by reference to our Form 8-K (Commission File No.
     0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(6)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(7) Incorporated by reference to our Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

(8)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 22, 2000.

(9)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(10)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(11)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on June 8, 2001.

(12) Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
      September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

(13)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

                                   Page-64

(14)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2002.

(15) Incorporated by reference to our Amendment No. 2 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
      March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002, as amended on July 23, 2001.

(16)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 19, 2003.

(17)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(18)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 25, 2004.

(19)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 13, 2004.

(20)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.

(21)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(22)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

(23)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(24)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on September 2, 2005.

(25)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.

                                   Page-65

(26)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 8, 2005.

(27)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.

(28)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.

(29)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 17, 2006.

                                   Page-66

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on March 14, 2006.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ William G. Howard
-------------------------       Chairman                          3-14-06
William G. Howard

/S/ Klaus Fleischmann
---------------------------     Director                          3-14-06
Klaus Fleischmann

/S/ Doris Keitel-Schulz
---------------------------     Director                          3-14-06
Doris Keitel-Schulz

/S/ William George
---------------------------     Director                          3-14-06
William George

/S/ Jack L. Saltich
---------------------------     Director                          3-14-06
Jack L. Saltich

/S/ Theodore J. Coburn
---------------------------     Director                          3-14-06
Theodore J. Coburn

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      3-14-06
William W. Staunton, III        Officer

/S/ Eric A. Balzer
-------------------------       Director and Chief Financial      3-14-06
Eric A. Balzer                  Officer (Principal Accounting
                                Officer)

                                    Page-67