Form 10-Q
period 2006-03-31
RAMTRON INTERNATIONAL CORP
filed 2006-05-09
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $.01 Par Value - 24,387,830 shares as of May 5, 2006.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of March 31, 2006 and
             December 31, 2005 . . . . . . . . . . . . . . . . . . . . .   3
        (b)  Consolidated Statements of Operations and
             Comprehensive Loss for the Three Months ended
             March 31, 2006 and 2005 . . . . . . . . . . . . . . . . . .   4
        (c)  Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2006 and 2005  . . . . . . . .   5
        (d)  Notes to Financial Statements . . . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . .  26

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .  27

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  . . .  27

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1 - FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Mar. 31,    Dec. 31,
                                                           2006        2005
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  2,681    $  3,345
   Accounts receivable, less allowances
     of $227 and $273, respectively                        6,556       6,234
   Inventories                                             7,676       7,118
   Other current assets                                      687         857
                                                        ---------   ---------
      Total current assets                                17,600      17,554

Property, plant and equipment, net                         4,762       4,732
Goodwill, net                                              2,029       2,008
Intangible assets, net                                     8,143       8,310
Other assets                                                 162         212
                                                        ---------   ---------
      Total assets                                      $ 32,696    $ 32,816
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,870    $  3,841
   Accrued liabilities                                     1,195       1,084
   Deferred revenue                                        1,090       1,142
   Current portion of long-term promissory notes           1,361       1,354
                                                        ---------   ---------
      Total current liabilities                            7,516       7,421

Deferred revenue                                           3,583       3,764
Long-term promissory notes                                 6,885       7,137
                                                        ---------   ---------
      Total liabilities                                   17,984      18,322
                                                        ---------   ---------
      Commitments and Contingencies

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     24,387,830 shares issued and outstanding                244         244
   Additional paid-in capital                            241,403     241,113
   Accumulated other comprehensive income                    123         115
   Accumulated deficit                                  (227,058)   (226,978)
                                                        ---------   ---------
      Total stockholders' equity                          14,712      14,494
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 32,696    $ 32,816
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED March 31, 2006 AND 2005
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                                           2006       2005
                                                         ---------  ---------
Revenue:
   Product sales                                         $  9,225   $  7,493
   License and development fees                               213        179
   Royalties                                                  176        231
   Customer-sponsored research and development                 --        125
                                                         ---------  ---------
                                                            9,614      8,028
                                                         ---------  ---------
Costs and expenses:
   Cost of product sales, exclusive of provision for
      inventory write-off and warranty charge               4,263      3,572
   Provision for inventory write-off and warranty charge       --        872
   Research and development                                 2,554      1,704
   Customer-sponsored research and development                 --        166
   Sales and marketing                                      1,371      1,168
   General and administrative                               1,337        952
                                                         ---------  ---------
                                                            9,525      8,434
                                                         ---------  ---------
Operating income (loss) from continuing operations             89       (406)
Interest expense, related party                                --        (81)
Interest expense, other                                      (170)      (210)
Other income, net                                              11         16
                                                         ---------  ---------
Loss from continuing operations before
  income tax provision                                        (70)      (681)
Income tax provision                                          (10)        --
                                                         ---------  ---------
Loss from continuing operations                               (80)      (681)
Loss from discontinued operations                              --        (42)
                                                         ---------  ---------
Net loss                                                 $    (80)  $   (723)
                                                         =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                      8         --
                                                         ---------  ---------
    Comprehensive loss                                        (72)      (723)
                                                         =========  =========
Net loss per share:
  Basic:
    Loss from continuing operations                      $  (0.00)  $  (0.03)
                                                         =========  =========
  Diluted:
    Loss from continuing operations                      $  (0.00)  $  (0.03)
                                                         =========  =========
Weighted average shares outstanding:
   Basic                                                   24,388     22,415
                                                         =========  =========
   Diluted                                                 24,388     22,415
                                                         =========  =========
See accompanying notes to consolidated financial statements.

                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                             (Amounts in thousands)

                                                           2006        2005
                                                         ---------  ---------
Cash flows from operating activities:
   Net loss                                              $    (80)  $   (723)
   Adjustments used to reconcile net loss
    to net cash used in operating activities:
     Loss from discontinued operation                          --         42
     Depreciation                                             347        265
     Amortization                                             141         60
     Stock-based compensation                                 290         --
     Amortization of debt discount                             --        127
     Imputed interest on note payable                          23         26
     Provision for inventory write-off and warranty charge     --        872
     Loss on abandonment of patents                            33         13
     Gain on disposition of equipment                          --       (149)
     Stock options issued for services                         --         16

   Changes in assets and liabilities:
     Accounts receivable                                     (322)     1,518
     Inventories                                             (558)    (1,760)
     Accounts payable and accrued liabilities                 453     (1,790)
     Deferred revenue                                        (233)      (415)
     Other                                                    220         59
   Net cash from discontinued operating activities             --       (331)
                                                         ---------  ---------
       Net cash (used in) provided by operating
         activities                                           314     (2,170)
                                                         ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (690)      (638)
   Proceeds from sale of assets                                --        162
   Change in restricted cash                                   --        (31)
   Payments for intellectual property                         (28)      (162)
   Net cash provided by discontinued operations                --        190
                                                         ---------  ---------
       Net cash used in investing activities                 (718)      (479)
                                                         ---------  ---------
Cash flows from financing activities:
   Principal payments on debentures and term loan            (268)        --
   Issuance of common stock                                    --         77
                                                         ---------  ---------
       Net cash (used in) provided by financing
          activities                                         (268)        77
                                                         ---------  ---------
Net decrease in cash and cash equivalents                    (672)    (2,572)
Effect of foreign currency                                      8         --
Cash and cash equivalents, beginning of period              3,345      6,384
                                                         ---------  ---------
Cash and cash equivalents, end of period                    2,681   $  3,812
                                                         =========  =========

                                    Page-5

Supplemental disclosure of cash flow information:
   Cash paid for interest                                $    119   $     85
                                                         =========  =========
   Cash paid for income taxes                            $     --   $     60
                                                         =========  =========
Disposal of fully depreciated assets with no proceeds    $     --   $  1,745
                                                         =========  =========
Changes in capital expenditures not yet paid             $   (313)  $   (180)
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-6

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2006
-----------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 have been prepared from the books and records of Ramtron International Corporation, (the "Company"). These statements have also been prepared in accordance with the Securities and Exchange Commission's instructions for Form 10-Q filings. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of expected operating results for the full year.

NOTE 2.   RECLASSIFICATIONS

Certain 2005 balances have been reclassified to conform to the current year presentation.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards
No. 123 - Revised ("SFAS 123R"), "Share-Based Payment," which replaced Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees." See
Note 4 for further information regarding out stock-based compensation assumptions and expenses.

NOTE 4.   STOCK-BASED COMPENSATON

STOCK OPTIONS. The Company has five stock option plans, the Amended and Restated 1986 Stock Option Plan that expired in 1996 (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan that expired in 1999 (the "1989 Plan"), the 1995 Stock Option Plan that expired in 2005, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 11,235,714 shares of the Company's common stock for issuance and provide for incentive awards including non-qualified stock options. The exercise price of all

                                    Page-7
non-qualified stock options equaled at least 85% of the fair market value of the common stock on the date of grant under the 1986 and 1989 Plans and equals at least 95% under the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The majority of option grants cliff vest over three to four years from the date of grant and have a contractual life of ten years. The exercise of stock options is satisfied by issuing authorized unissued common stock.
The 1986 Plan, 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. As of March 31, 2006, the Company had not granted any incentive stock options.

Prior to January 1, 2006, the Company accounted for options granted under its Plans using the intrinsic method of expense recognition, which follows the recognition and measurement principles of APB 25 and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123R and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. The Company elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes:
(i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro forma footnote disclosures), and
(ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, was amortized over the awards' respective vesting period on a straight-line basis.

Total stock-based compensation recognized in our consolidated statement of income for the quarter ended March 31, 2006 is as follows:

Income Statement Classifications                Amount
--------------------------------            --------------
                                            (in thousands)

Research and development                         $ 79
Sales and marketing                                29
General and administrative                        182
                                                 ----
Total                                            $290
                                                 ====

                                    Page-8

The following table sets forth the pro forma amounts of net loss and net loss per share for the three months ended March 31, 2005 that would have results if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

                                              Three Months Ended
                                                March 31, 2005
                                           -------------------------
                                           (in thousands, except per
                                                  share amounts)

Net loss as reported                                $  (723)

Stock-based employee compensation cost
included in net loss as reported                         --

Stock-based employee compensation cost
that would have been included in net
loss if the fair value method had been
applied to all awards                                   433
                                                    --------
Pro forma net loss as if the fair value
method had been applied to all awards               $(1,156)
                                                    ========

Net loss per share:

    Basic - as reported                             $ (0.03)
                                                    ========
    Basic - pro forma                               $ (0.05)
                                                    ========

    Diluted - as reported                           $ (0.03)
                                                    ========
    Diluted - pro forma                             $ (0.05)
                                                    ========

As of March 31, 2006, there was $1.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company's stock over the past 6.25 years. The average expected term was estimated by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

                                    Page-9

The assumptions used to value option grants for the quarters ending March 31, 2006 and 2005 are as follows:

                                              2006          2005
                                           ----------    ----------
          Risk free interest rate            4.85%         4.17%
          Expected dividend yield               0%            0%
          Expected term (in years)           6.25           4.0
          Expected volatility                  91%           93%

The weighted average fair value per share of shares granted during the three months ended March 31, 2006 and 2005 was $1.49 and $2.54, respectively.

The following table summarizes stock option activity related to the Company's Plans for the three months ended March 31, 2006:

                                                                       Weighted
                                                                        Average
                                                                       Remaining     Aggregate
                                      Number of        Weighted       Contractual    Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2005         6,872            $4.37

Granted                                    276             1.92
Exercised
Forfeited                                 (107)            2.30
Expired                                   (378)            9.33
                                         ------           -----
Outstanding at March 31, 2006            6,663            $4.02           7.31           $43

Ending Exercisable                       4,565            $4.84           6.34           $34

The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The market value as of March 31, 2006 was $1.94 as reported by The Nasdaq Stock Market.

                                    Page-10

NOTE 5.  INVENTORIES

Inventories consist of:
                                             Mar. 31,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

          Finished goods                       $3,140      $3,476
          Work in process                       4,622       3,728
          Obsolescence reserve                    (86)        (86)
                                               -------     -------
                                               $7,676      $7,118
                                               =======     =======

During the quarter ended March 31, 2005, the Company took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line.

The adoption of Financial Standard No. 151 "Inventory Costs" did not have a material effect on the financial statements.

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

The following table sets forth the calculation of net loss per common share for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

                                    Page-11

                                                    Three Months Ended
                                                         March 31,
                                                      2006      2005
                                                    --------  --------

Net loss                                            $   (80)  $  (723)
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             24,388    22,380
   Weighted average common shares issued
     during period                                       --        35
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              24,388    22,415

   Effect of other dilutive securities:
    Options                                              --        --
    Warrants                                             --        --
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            24,388    22,415
                                                    ========  ========

Net loss per share:
  - basic                                           $ (0.00)  $ (0.03)
                                                    ========  ========
  - diluted                                         $ (0.00)  $ (0.03)
                                                    ========  ========

As of March 31, 2006, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2006    March 31, 2005
                                    --------------    --------------
                                            (in thousands)

Warrants                                 2,331             2,331
Options                                  6,663             4,995
Convertible debentures                      --             1,203

                                    Page-12

NOTE 7.   CONTINGENCIES

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

NOTE 8.   LONG-TERM DEBT

Long-term debt:

                                             Mar. 31,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

National Semiconductor promissory note         $1,647      $1,624
Mortgage note                                   4,182       4,200
Silicon Valley Bank term loan                   2,417       2,667
                                               -------     -------
                                                8,246       8,491
Long-term debt current maturities              (1,361)     (1,354)
                                               -------     -------
Total                                          $6,885      $7,137
                                               =======     =======

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, 8.25% at March 31, 2006, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to

                                    Page-13
the prime lending rate plus 1% per annum, 8.75% at March 31, 2006. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company's available funds at March 31, 2006 under this revolving credit agreement were $2.5 million. At March 31, 2006, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is no greater than $6,000 per quarter.

The Company is required to comply with certain covenants under the new credit facility, including without limitation, minimum fixed charge covenant ratios, liquidity coverage ratios, and maintain certain leverage ratios, and is subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

On December 30, 2005, the Company entered into a Loan Modification Agreement which modified the terms of its Amended and Restated Loan Agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The Loan Modification Agreement provided for the waiver of the Company's event of default on October 31, 2005, revised the financial covenants to better reflect the Company's operations, and included a provision for the Company's investment in its Canadian subsidiary and payments pursuant to the recent mortgage financing of the Company's Colorado Springs facility. The Company was in compliance with all covenants as of March 31, 2006.

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

NOTE 9.   SEGMENT INFORMATION

Following our divestiture discussed in Note 11 of the Notes to Consolidated Financial Statements, our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor products.

                                    Page-14

NOTE 10.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                       March 31,         December 31,
                                         2006                2005
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 5,972             $ 5,951
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,029             $ 2,008
                                       ========            ========

   Patents and core technology          10,907              10,950
   Accumulated amortization             (2,764)             (2,640)
                                       --------            --------
      Intangible assets, net           $ 8,143             $ 8,310
                                       ========            ========

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

The change in the carrying amount of goodwill for the three-month period ended March 31, 2006 related to certain adjustments of our acquisition of Goal Semiconductor, Inc. as allowed under SFAS 141.

Amortization expense for intangible assets for the three months ended March 31, 2006 and 2005, was approximately $141,000 and $60,000, respectively. Estimated amortization expense for intangible assets, is $565,000 annually in 2006 through 2010 and $5.5 million thereafter.

NOTE 11.   DISCONTINUED OPERATION

On July 26, 2005, the Company announced the divestiture of its Mushkin subsidiary. The Company recognized impairment charges during the second quarter of 2005 to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

                                    Page-15

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

Summary results for the discontinued operations are as follows (in thousands):

                                      For the three months ended March 31,
                                      ------------------------------------
                                                     2005
                                       ----------------------------------
                                         Mushkin      EMS         Total
                                       ----------------------------------
Operating Results:

Revenue                                 $ 5,001        --        $ 5,001
Costs and expenses                       (5,043)       --         (5,043)
                                        ---------------------------------
                                        $   (42)       --        $   (42)
                                        =================================

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company used a third-party consultant to value the intangible assets. The Company considers the purchase price to be final as of March 31, 2006.

                                    Page-16

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

                                               Three Months Ended
                                                 March 31, 2005
                                               ------------------

Revenue                                             $ 8,102
Loss from continuing operations                      (1,146)
Net loss                                             (1,188)

   Net loss per share:
      Basic                                         $ (0.05)
      Diluted                                       $ (0.05)

                                    Page-17

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis is intended to provide greater detail of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part II - Other Information, Item 1A "Risk Factors," elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

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

                                    Page-18

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

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility, forfeitures, and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory
(FRAM). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and simplifies the design of electronic systems. In many cases, we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

                                    Page-20

We also integrate analog and mixed-signal functions such as microprocessor supervision tamper detection, timekeeping, and power failure detection on a single device with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective integrated products.

Three-Month Financial Highlights
--------------------------------

Our revenue was $9.6 million and $8.0 million for the three-month periods ended March 31, 2006 and 2005, respectively. We reported a net loss of $80,000 for the first quarter of 2006, compared with net loss of $723,000 for the same quarter of 2005. Our basic and diluted earnings per share were $(0.00) and $(0.03) per share for the quarter ended March 31, 2006 and 2005, respectively.

Included in the first-quarter 2006 net loss under GAAP were charges of $369,000 of which approximately $290,000 was a non-cash, stock-based compensation charge and $79,000 for amortization of purchased intellectual property. Excluding the effects of these charges, net income from continuing operations would have been $289,000, or $0.01 per share (basic), on a non-GAAP basis, compared with a loss of $681,000 or $(0.03) per share in the first quarter of 2005.

For the three-month period ending March 31, 2006, total revenue increased
20% to $9.6 million from the same period a year ago. Product sales increased 23% from the same period in 2005. Core product revenue, or non-ENEL, was up 24% from a year ago and represented 82% of total product revenue, while ENEL product revenue increased 12% and represented 18% of total product revenue in the first quarter of 2006. We shipped approximately
1.1 million units for use in the ENEL metering program during the first quarter and approximately 7.8 million units to all other customers.

Our costs and expenses for the three-month period ended March 31, 2006 were $9.5 million, or an increase of $1.1 million from the same period a year ago. The increase was primarily caused by increased sales, additional personnel, stock option expense, and outside audit fees.

For the three month periods ending March 31, 2006 and 2005, product sales represented approximately 96% and 93% of total revenue, respectively, the remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 46% and 59% for the three month periods ending March 31, 2006 and 2005, respectively. Gross margin was 54% and 41% for the same periods of 2006 and 2005.

                                    Page-21

General Highlights:
------------------

Effective January 1, 2006, Ramtron adopted SFAS 123(R), "Share-Based Payment," and recorded a non-cash, stock-based compensation charge of $290,000 that is recorded directly in research and development, and selling, general and administrative expenses.

On January 13, 2006, Mr. Greg B. Jones entered into a Severance Agreement and General Release and Waiver of Claims upon Mr. Jones's resignation from his position as the Company's President-Technology. Mr. Jones resigned as a director of the Company effective as of that same date. Mr. Jones resigned to pursue other professional and personal interests.

Product Highlights:
------------------

  -  Total product revenue was $9.2 million, up 23% from the year-ago quarter.

  - Product gross margin was 54%, compared with 41% for the year-ago quarter, which included an inventory write-down provision of $872,000. The improvement to 54% this during the first quarter of 2006 was due primarily to changes in yen in exchange rates that have occurred over the past year.

  - Core product sales, which exclude sales to ENEL, increased 24% to $7.6 million, or 82% of total product revenue, compared with $6.1 million, or 81% of total product revenue, for the year-ago quarter. Sales to ENEL were $1.6 million.

Integrated Semiconductor Product Highlights:
-------------------------------------------

  - Integrated product revenue, which includes FRAM Processor Companion, HVDAC and microcontroller sales, increased 244% to $957,000, or 10% of product revenue, compared with $278,000, or 5% of total product revenue, for the year-ago quarter.

  - On May 2, 2006, the Company introduced the VRS51L2070, its first new microcontroller product. The VRS51L2070 contains the same instruction set as standard 8051 microcontrollers but its speed allows it to compete with 16-bit microcontrollers.

QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005.

REVENUE. Total revenue for the quarter ended March 31, 2006 was $9.6 million, an increase of $1.6 million or 20%, from the quarter ended March 31, 2005.

                                    Page-22

Product sales increased 23% for the quarter ended March 31, 2006. Product sales increased $1.7 million for the quarter ended March 31, 2006 to $9.2 million, compared with the same period in 2005. Shipments into the ENEL program were $1.6 million and $1.4 million, or approximately 18% and 19% of total product revenue for the quarters ended March 31, 2006 and 2005, respectively. Shipments to customers other than ENEL, or core customers, were $7.6 million and $6.1 million, or approximately 82% and 81% of total product revenue for the quarters ended March 31, 2006 and 2005, respectively. This 24% increase over the same period in 2005 resulted primarily from increased demand from an expanding customer base in our target markets for our portfolio of stand alone memory and integrated products. Revenue from the ENEL program will continue to trend downward as their metering installation program nears completion.

We recognized $213,000 and $179,000 in license and development fee revenue during the quarters ended March 31, 2006 and 2005, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $176,000 and $231,000 in the quarters ended March 31, 2006 and 2005, respectively. Royalty revenue in 2006 and 2005 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue was down $146,000 from the first quarter of last year, primarily due to receiving no customer sponsored research & development funding from Texas Instruments. While we continue to support the program with Texas Instruments, we stopped receiving funding for our efforts in the second half of last year.

COST OF SALES. Overall cost of product sales, including inventory provision decreased $181,000 for the quarter ended March 31, 2006 to $4.3 million, compared with the same period in 2005. Cost of sales as a percentage of product sales was 46% in the first quarter of 2006, compared with 59% in the same period in 2005. This decrease was due to an inventory provision of $872,000 taken in 2005 due to start up yields relating to a new product and favorable exchange rates experienced in the quarter ended March 31, 2006 relating to Yen as our primary vendor is located in Japan.

RESEARCH AND DEVELOPMENT. Combined research and development expenses increased $850,000 for the quarter ended March 31, 2006 to $2.6 million, compared with the same period in 2005. This increase was primarily related to stock option expense of $79,000 and expenses relating to our Canadian subsidiary of $481,000. Research and development spending expressed as a percentage of total revenue was 27% during the first quarter of 2006 and 21% during the first quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $385,000 for the quarter ended March 31, 2006 to $1.3 million, compared with the same period in 2005. This change resulted from stock option expense allocation, increased personnel and outside audit fees. General and administrative expense expressed as a percentage of total revenue was 14% during the first quarter of 2006 and 12% during the first quarter of 2005.

                                    Page-23

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $203,000 for the quarter ended March 31, 2006 to $1.4 million, compared with the same period in 2005. This change primarily resulted from stock option expense allocation, increased sales commissions, and increased sales and marketing personnel. Sales and marketing spending expressed as a percentage of total revenue was 14% during the first quarter of 2006 and 2005.

INTEREST EXPENSE, RELATED PARTY. There were no related party interest expenses for the quarter ended March 31, 2006, compared with $81,000 for the same period in 2005. This change resulted from the retirement of the debentures outstanding in the first quarter of 2005.

INTEREST EXPENSE, OTHER. Other interest expense decreased $40,000 for the quarter ended March 31, 2006 to $170,000, compared with the same period in 2005. This decrease was primarily related to decreased amortization charges relating to debt discount and prepaid loan costs related to the debentures payoff in 2005.

LOSS FROM DISCONTINUED OPERATION. The net loss of $42,000 in 2005 related to our Mushkin subsidiary that was sold in 2005. There was no activity in our discontinued operations during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 was $314,000, $2.5 million higher than the same period in 2005. The decrease in our net loss of $600,000 along with an increase of $1.8 million in the amount of cash provided from operating working capital (accounts receivable, inventories, accounts payable and accrued liabilities and deferred revenues) accounted for the majority of this change. We continue to focus on the management of our operating working capital accounts to maximize cash flow.

Investment Activities. The Company used $200,000 more cash than in the same quarter in 2005 due to discontinued operations providing $200,000 cash in the first quarter of 2005 and no corresponding provision in the first quarter of 2006.

Cash from financing activities decreased $300,000 in the quarter ended March 31, 2006, compared with the same period in 2005, due to principal payments made in the first quarter 2006 relating to our term-loan, mortgage and promissory note debt. No corresponding payments were made in the first quarter of 2005.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank. The loan agreement provides for a $3.0 million secured term loan facility, which replaced our loan agreement with Wells Fargo. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. The loan agreement also provides for a $4 million revolving secured credit

                                    Page-24
facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of March 31, 2006, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property.

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

We had $2.7 million in cash and cash equivalents at March 31, 2006. We believe we have sufficient resources to fund our operations through 2006. If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interest. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

OUTLOOK

The following statements are based on the Company's current expectations of results for continuing operation in the second quarter of 2006. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to Ramtron's customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

                                    Page-25

  - Total product revenue for the second quarter ending June 30, 2006, is currently anticipated to be between $9.0 million and $10.0 million.

  - Other revenue for the second quarter, including license and development fees and royalties, is expected to be approximately $300,000.

  - Gross margin for the second quarter is currently anticipated to be between 48% and 52%; operating expenses are expected to be between $4.8 million and $5.2 million.

  - Stock-option expense for the second quarter is anticipated to be approximately $325,000, and amortization of purchased IP is anticipated to be approximately $80,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect on our financial position, results of operations and cash flows.

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

At March 31, 2006, we had floating rate debt outstanding of $2.4 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. As such, changes in interest rates will not effect the future earnings or cash flows.

                                    Page-26

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.   LEGAL PROCEEDINGS

Information required by this item is incorporated by reference from the information contained under the caption "Part I, Item 3, Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Item 1A.  RISK FACTORS

WE HAVE A HISTORY OF LOSSES FROM OPERATIONS AND OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

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

                                    Page-27

For the quarter ended March 31, 2006, we incurred a net loss of $80,000. We incurred a net loss of $6.5 million for the year ended 2005. We recognized net income of $3.6 million in 2004 for the first time since the Company's inception. We have spent substantial amounts of money in developing our products in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, to reduce manufacturing costs, to increase significantly sales of existing products and to introduce and sell new products successfully.

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

                                    Page-28

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

                                    Page-29

Risks Related to Our Products
-----------------------------

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD LEAD TO PRODUCT LIABILITY, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could impose substantial costs and harm our business. Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

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


                                    Page-30

We currently rely on a single unaffiliated foundry at Fujitsu to manufacture all of our FRAM products and other contract manufacturers and unaffiliated semiconductor foundries to manufacture our microcontroller and HVDAC products. Reliance on a single foundry involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundry for quality assurance, and the potential loss of production due to seismic activity, weather conditions and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry supplier, which could also result in price increases to us. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems.

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

To address our FRAM wafer supply concerns, we plan to continue to seek to expand our primary foundry capability at Fujitsu and to acquire secondary foundry capability, which may or may not be available. To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. Even if we were able to make such an arrangement, these transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity, and we cannot be assured that we will be able to obtain such financing on acceptable terms, if at all. Even if we enter into a secondary foundry relationship any new manufacturing capacity is not likely to be available for at least 18 to 24 months after reaching an agreement, due to significant effort required to develop and qualify for manufacturing a FRAM technology process. Our financial condition and results of operations could be materially adversely affected by the loss of Fujitsu as a supplier or our inability to obtain additional foundry capacity.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES, COMPARED WITH SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OUR MARKET SHARE.


                                    Page-31

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Some but not all of our competitors including companies such as ST Micro, Renasas, Freescale, Microchip, NEC, Atmel, Philips and Zilog as well as specialized product companies like Intersil Corp., Catalyst Semiconductor, Microchip, Maxim, and Integrated Silicon Solution Inc.

EMERGING TECHNOLOGIES AND STANDARDS MAY POSE A THREAT TO THE COMPETITIVENESS OF OUR PRODUCTS.

Competition affecting our FRAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot be assured that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

SUCCESS OF OUR FUTURE PRODUCTS IS SUBSTANTIALLY DEPENDENT ON WIDESPREAD MARKET ACCEPTANCE OF FRAM MEMORY PRODUCTS RATHER THAN A DIFFERENT INDUSTRY STANDARD FOR MEMORY PRODUCTS.

                                    Page-32

Substantially all of our current revenue is from sales of our FRAM stand-alone nonvolatile memory devices or devices containing embedded FRAM nonvolatile memory. Some of our integrated semiconductor memory solutions will likely include FRAM memory. A memory technology other than FRAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory, phase change memory devices, or technology. To the extent our competitors are able to promote a nonvolatile memory technology other than FRAM as an industry standard; our business will be seriously harmed.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR THE ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the quarter ended March 31, 2006, was $2.6 million, or 26% of our total revenue for the quarter ended March 31, 2006. A number of large companies are actively involved in the development of new technologies and standards for semiconductor memories.

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS AND INTEGRATED SEMICONDUCTOR PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

                                    Page-33

We need to develop new product designs and new process technology and continue to develop our ferroelectric materials and manufacturing processes. We design our FRAM products, which we have manufactured at our contract manufacturer's facilities using 0.5 and 0.35 micron manufacturing processes. We believe that our ability to compete in the markets in which we expect to sell our FRAM, microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products in smaller feature sizes and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our FRAM products. Our inability to successfully produce new generations of products would harm our ability to compete and our operating results.

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

                                    Page-34

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

WE MAY NOT BE ABLE TO REPLACE OUR EXPECTED REDUCED REVENUE FROM ENEL IN A TIMELY MANNER, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our product sales to ENEL are expected to end substantially by mid-2006. The reduction of product sales to ENEL, without a corresponding increase in revenue from other customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.

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

                                    Page-35

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

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we have commenced certain transactions in other currencies, the Japanese Yen and Canadian dollars. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of foreign currencies, with maturities generally not exceeding two years to hedge assets, liabilities, revenue and purchases dominated in foreign currencies.

                                    Page-36

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

                                    Page-37

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

                                    Page-38

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

                                    Page-39

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, Share Based Payment, which requires all companies to treat the fair value of stock options granted to employees as an expense. As a result of this standard, effective for periods beginning after January 1, 2006, we and other companies are required to record a compensation expense equal to the fair value of each stock option granted. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. The result had a negative impact on our earnings starting with the accounting period beginning January 1, 2006. In addition, the new standard could negatively impact our ability to use stock options as an employee recruitment and retention tool in the future.

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

                                    Page-40

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

ITEMS 2-5

Not Applicable

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 9, 2006                             /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-41