Form 10-Q
period 2006-06-30
RAMTRON INTERNATIONAL CORP
filed 2006-08-08
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2006

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

    Common Stock, $.01 Par Value - 24,387,830 shares as of August 4, 2006.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of June 30, 2006 and
             December 31, 2005 . . . . . . . . . . . . . . . . . . . . .   3
        (b)  Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Three and Six Months
             ended June 30, 2006 and 2005  . . . . . . . . . . . . . . .   4
        (c)  Consolidated Statements of Cash Flows for the
             Six Months ended June 30, 2006 and 2005 . . . . . . . . . .   6
        (d)  Notes to Financial Statements . . . . . . . . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . .  31

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .  31

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  . . .  32

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

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1 - FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Jun. 30,    Dec. 31,
                                                           2006        2005
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  3,964    $  3,345
   Accounts receivable, less allowances
     of $261 and $273, respectively                        5,712       6,234
   Inventories                                             5,534       7,118
   Other current assets                                      685         857
                                                        ---------   ---------
      Total current assets                                15,895      17,554

Property, plant and equipment, net                         4,705       4,732
Goodwill, net                                              2,098       2,008
Intangible assets, net                                     8,169       8,310
Other assets                                                 160         212
                                                        ---------   ---------
      Total assets                                      $ 31,027    $ 32,816
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,224    $  3,841
   Accrued liabilities                                     1,204       1,084
   Deferred revenue                                        1,040       1,142
   Current portion of long-term promissory notes           1,363       1,354
                                                        ---------   ---------
      Total current liabilities                            5,831       7,421

Deferred revenue                                           3,313       3,764
Long-term promissory notes                                 6,377       7,137
                                                        ---------   ---------
      Total liabilities                                   15,521      18,322
                                                        ---------   ---------
      Commitments and Contingencies

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     24,387,830 shares issued and outstanding                244         244
   Additional paid-in capital                            241,708     241,113
   Accumulated other comprehensive income                    414         115
   Accumulated deficit                                  (226,860)   (226,978)
                                                        ---------   ---------
      Total stockholders' equity                          15,506      14,494
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 31,027    $ 32,816
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                      RAMTRON INTERNATIONAL CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED June 30, 2006 AND 2005
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2006      2005      2006      2005
                                       --------  --------  --------  --------
Revenue:
   Product sales                       $ 9,936   $ 8,220   $19,161   $15,713
   License and development fees            179       179       393       358
   Royalties                               136       158       312       389
   Customer-sponsored research
     and development                        --       125        --       250
                                       --------  --------  --------  --------
                                        10,251     8,682    19,866    16,710
                                       --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                 4,850     4,093     9,113     7,701
   Provision for inventory write-off        --        --        --       836
   Research and development              2,310     1,537     4,864     3,241
   Customer-sponsored research
     and development                        --       155        --       321
   General and administrative            1,309     1,009     2,645     1,960
   Sales and marketing                   1,481     1,308     2,853     2,476
                                       --------  --------  --------  --------
                                         9,950     8,102    19,475    16,535
                                       --------  --------  --------  --------
Operating income from
   continuing operations                   301       580       391       175

Interest expense, related party             --       (81)       --      (162)
Interest expense, other                   (147)     (183)     (317)     (393)
Other income, net                           69        32        79        48
                                       --------  --------  --------  --------
Income (loss) from continuing operations
  before income tax provision              223       348       153      (332)
Income tax provision                       (25)       --       (35)      --
                                       --------  --------  --------  --------
Income (loss) from continuing operations   198       348       118      (332)
Loss from discontinued operations           --    (3,809)       --    (3,851)
                                       --------  --------  --------  --------
Net income (loss)                      $   198   $(3,461)  $   118   $(4,183)
                                       ========  ========  ========  ========
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
   adjustments                             291        --       299        --
                                       --------  --------  --------  --------
    Comprehensive income (loss)        $   489   $(3,461)  $   417   $(4,183)
                                       ========  ========  ========  ========

                                    Page-4

Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                       $  0.01   $  0.02   $  0.00   $ (0.02)
    Loss from discontinued
      operations                            --     (0.17)       --     (0.17)
                                       --------  --------  --------  --------
      Total                            $  0.01   $ (0.15)  $  0.00   $ (0.19)
                                       ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                       $  0.01   $  0.02   $  0.00   $ (0.02)
    Loss from discontinued operations       --     (0.17)       --     (0.17)
                                       --------  --------  --------  --------
      Total                            $  0.01   $ (0.15)  $  0.00   $ (0.19)
                                       ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                 24,388    22,422    24,388    22,419
                                       ========  ========  ========  ========
  Diluted                               24,443    22,422    24,447    22,419
                                       ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                             (Amounts in thousands)

                                                           June 30,  June 30,
                                                             2006      2005
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $   118   $(4,183)
   Adjustments used to reconcile net income to net
   cash provided (used) by operating activities:
     Net loss from discontinued operations                      --     3,851
     Depreciation                                              710       525
     Amortization                                              283       122
     Stock-based compensation                                  594        13
     Amortization of debt discount                              --       256
     Imputed interest on note payable                           44        48
     Provision for inventory write-off                         278     1,007
     Loss on abandonment of intangible assets                   78        48
     Gain on sale of equipment                                  --      (197)

Changes in assets and liabilities:
   Accounts receivable                                         522     1,172
   Inventories                                               1,306    (1,872)
   Accounts payable and accrued liabilities                 (1,200)   (1,982)
   Deferred revenue                                           (553)     (911)
   Other                                                       224       (30)
   Net cash from discontinued operating activities              --        27
                                                           --------  --------
       Net cash provided (used) by operating activities      2,404    (2,106)
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (953)   (1,055)
   Proceeds from sale of assets                                 --       210
   Intellectual property                                       (50)     (268)
   Net cash provided by discontinued operations                 --       192
                                                           --------  --------
       Net cash used in investing activities                (1,003)     (921)
                                                           --------  --------
Cash flows from financing activities:
   Principal payments on debentures and line of credit        (795)     (250)
   Issuance of common stock                                     --        58
                                                           --------  --------
       Net cash used in financing activities                  (795)     (192)
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents           606    (3,219)

Effect of foreign currency                                      13        --
Cash and cash equivalents, beginning of period               3,345     6,384
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 3,964   $ 3,165
                                                           ========  ========

                                    Page-6

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $   129   $   307
                                                           ========  ========
   Cash paid for income taxes                              $    --   $    60
                                                           ========  ========
   Disposal of fully depreciated assets with
      no proceeds                                          $     4   $ 2,471
                                                           ========  ========

   Changes in capital expenditures not yet paid            $  (297)  $  (165)
                                                           ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-7

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
-----------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements for the three and six months ended June 30, 2006 and 2005 and the audited consolidated financial statements at December 31, 2005 have been prepared from the books and records of Ramtron International Corporation (the "Company"). These statements have been prepared in accordance with the Securities and Exchange Commission's instructions for Form 10-Q filings. The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of expected operating results for the full year.

NOTE 2.   RECLASSIFICATIONS

Certain 2005 balances have been reclassified to conform to the current year presentation.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards
No. 123 - Revised ("SFAS 123R"), "Share-Based Payment," which replaced Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees." See
Note 4 for further information regarding our stock-based compensation assumptions and expenses.

                                    Page-8

NOTE 4.   STOCK-BASED COMPENSATON

STOCK OPTIONS. The Company has stock options outstanding under five stock option plans, the Amended and Restated 1986 Stock Option Plan that expired in 1996 (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan that expired in 1999 (the "1989 Plan"), the 1995 Stock Option Plan that expired in 2005, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 11,235,714 shares of the Company's common stock for issuance and provide for incentive awards including non-qualified stock options. The exercise price of all non-qualified stock options equaled at least 85% of the fair market value of the common stock on the date of grant under the 1986 and 1989 Plans and equals at least 95% under the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each option agreement. The majority of option grants vest annually over three to four years from the date of grant and have a contractual life of ten years. The exercise of stock options is satisfied by issuing authorized unissued common stock. The 1986 Plan and 1995 Plan also permitted and the 2005 Plan permits the issuance of incentive stock options. As of June 30, 2006, the Company had not granted any incentive stock options.

Prior to January 1, 2006, the Company accounted for options granted under its Plans using the intrinsic method of expense recognition, which follows the recognition and measurement principles of APB 25 and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123R and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. The Company elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the quarters ended March 31, 2006 and June 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro forma footnote disclosures), and
(ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, was amortized over the awards' respective vesting period on a straight-line basis.

                                    Page-9

Total stock-based compensation recognized in our consolidated statement of income for the three and six months ended June 30, 2006 is as follows:

                                       Three months ended   Six months ended
Income Statement Classifications         June 30, 2006        June 30, 2006
--------------------------------       ------------------   ----------------
                                                   (in thousands)

Cost of sales                                $ 29                 $ 29
Research and development                       49                  128
Sales and marketing                            24                   53
General and administrative                    203                  384
                                             ----                 ----
Total                                        $305                 $594
                                             ====                 ====

The following table sets forth the pro forma amounts of net loss and net loss per share for the three and six months ended June 30, 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

                                       Three months ended   Six months ended
                                         June 30, 2005        June 30, 2005
                                      -------------------   ------------------
                                      (in thousands, except per share amounts)

Net loss as reported                        $(3,461)             $(4,183)

Stock-based employee compensation cost
included in net loss as reported                 --                   --

Stock-based employee compensation cost
that would have been included in net
loss if the fair value method had been
applied to all awards                           430                  863
                                            --------             --------
Pro forma net loss as if the fair value
method had been applied to all awards       $(3,891)             $(5,046)
                                            ========             ========

Net loss per share:

    Basic - as reported                             $ (0.15)   $ (0.19)
                                                    ========   ========
    Basic - pro forma                               $ (0.17)   $ (0.23)
                                                    ========   ========

    Diluted - as reported                           $ (0.15)   $ (0.19)
                                                    ========   ========
    Diluted - pro forma                             $ (0.17)   $ (0.23)
                                                    ========   ========

                                    Page-10

As of June 30, 2006, there was $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The assumptions used to value option grants for the three and six months ending June 30, 2006 and 2005 are as follows:

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                            ------------------         ------------------
                              2006      2005             2006      2005
                            --------  --------         --------  --------

  Risk free interest rate      5.12%     4.00%            4.86%     4.12%
  Expected dividend yield         0%        0%               0%        0%
  Expected term (in years)   6.25 yrs   4.0 yrs         6.25 yrs   4.0 yrs
  Expected volatility            86%       89%              89%       92%

The weighted average fair value per share of shares granted during the six months ended June 30, 2006 and 2005 was $1.50 and $2.44, respectively.

                                    Page-11

The following table summarizes stock option activity related to the Company's Plans for the six months ended June 30, 2006:

                                                                       Weighted
                                                                        Average
                                                                       Remaining     Aggregate
                                      Number of        Weighted       Contractual    Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2005         6,872           $4.37

Granted                                    283            1.93
Exercised                                   --              --
Forfeited                                 (115)           2.30
Expired                                   (435)           9.55
                                         ------           -----
Outstanding at June 30, 2006             6,605            3.96          7.07             $74

Ending Exercisable                       4,514            4.76          6.10             $55

The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares. The market value as of June 30, 2006 was $1.98 as reported by The Nasdaq Stock Market.

NOTE 5.  INVENTORIES

Inventories consist of:
                                             Jun. 30,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

          Finished goods                       $2,261      $3,476
          Work in process                       3,408       3,728
          Obsolescence reserve                  (135)        (86)
                                               -------     -------
                                               $5,534      $7,118
                                               =======     =======

During the quarter ended March 31, 2005, the Company took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line.

The adoption of Financial Standard No. 151 "Inventory Costs" did not have a material effect on the financial statements.

                                    Page-12

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         2006      2005      2006      2005
                                       --------  --------  --------  --------

Net income (loss)                      $   198   $(3,461)  $   118   $(4,183)
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of
     period                             24,388    22,420    24,388    22,380
   Weighted average common
     shares issued during period            --         2        --        39
                                       --------  --------  --------  --------

Weighted average common shares at
  end of period - basic                 24,388    22,422    24,388    22,419

   Effect of other dilutive securities:
    Options                                 55        --        59        --
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted               24,443    22,422    24,447    22,419
                                       ========  ========  ========  ========
Net income (loss) per share:
  - basic                              $  0.01   $ (0.15)  $  0.00   $ (0.19)
                                       ========  ========  ========  ========
  - diluted                            $  0.01   $ (0.15)  $  0.00   $ (0.19)
                                       ========  ========  ========  ========

                                    Page-13

As of June 30, 2006, we had outstanding equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock subject to such instruments or obligations that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                    Three Months    Six Months    Three Months    Six Months
                        Ended          Ended          Ended          Ended
                    June 30, 2006  June 30, 2006  June 30, 2005  June 30, 2005
                    -------------  -------------  -------------  -------------
                                          (in thousands)

Warrants                2,331          2,331          2,331          2,331
Options                 6,550          6,546          4,996          4,996
Convertible
  debentures               --             --          1,203          1,203

NOTE 7.   CONTINGENCIES

PATENT MATTERS. The Company's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. The Company cannot be certain that third parties will not make a claim of infringement against the Company or against its semiconductor company licensees in connection with their use of the Company's technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to the Company on acceptable terms or at all. A successful claim of infringement against the Company or one of its semiconductor manufacturing licensees in connection with our use of the Company's technology could materially adversely impact the Company's results of operations.

LITIGATION. The Company is involved in legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

                                    Page-14

NOTE 8.   LONG-TERM DEBT

Long-term debt:

                                             Jun. 30,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

National Semiconductor promissory note       $1,418        $1,624
Mortgage note                                 4,155         4,200
Silicon Valley Bank term loan                 2,167         2,667
                                             -------       -------
                                              7,740         8,491
Long-term debt current maturities            (1,363)       (1,354)
                                             -------       -------
Total                                        $6,377        $7,137
                                             =======       =======

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, 8.75% at June 30, 2006, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum, 9.25% at June 30, 2006. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company's available funds at June 30, 2006 under this revolving credit agreement were $2.6 million per the current borrowing base. At June 30, 2006, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is no greater than $6,000 per quarter.

The Company is required to comply with certain covenants under the new credit facility, including without limitation, minimum fixed charge covenant ratios, liquidity coverage ratios, and maintain certain leverage ratios, and is subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of assets or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

The Company was in compliance with all covenants as of June 30, 2006.

                                    Page-15

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

NOTE 10.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                       June 30,          December 31,
                                         2006                2005
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,041             $ 5,951
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,098             $ 2,008
                                       ========            ========

   Patents and core technology          11,066              10,950
   Accumulated amortization             (2,897)             (2,640)
                                       --------            --------
      Intangible assets, net           $ 8,169             $ 8,310
                                       ========            ========

Accounting for goodwill and intangible assets requires that goodwill no longer be amortized but be tested for impairment at least annually at the reporting unit level. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment upon occurrence of certain triggering events. At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

                                    Page-16

The change in the carrying amount of goodwill for the six-month period ended June 30, 2006 related to certain adjustments of our acquisition of Goal Semiconductor, Inc. as allowed under SFAS 141 and to exchange rate differences.

Amortization expense for intangible assets for the three months ended
June 30, 2006 and 2005, was approximately $142,000 and $62,000, respectively. Amortization expense for the six months ended June 20, 2006 and 2005 was approximately $283,000 and $122,000, respectively. Estimated amortization expense for intangible assets will be approximately $570,000 annually in 2006 through 2010 and $5.6 million thereafter.

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

Summary results for the discontinued operations are as follows (in thousands):

                                       For the three months ended June 30,
                                       -----------------------------------
                                                     2005
                                       ----------------------------------
                                         Mushkin      EMS         Total
                                       ----------------------------------
Operating Results:

Revenue                                 $ 2,449        --        $ 2,449
Costs and expenses                       (2,703)      239         (2,464)
Impairment charges                       (3,794)       --         (3,794)
                                        ---------------------------------
                                        $(4,048)      239        $(3,809)
                                        =================================

                                    Page-17

                                       For the six months ended June 30,
                                       ----------------------------------
                                                     2005
                                       ----------------------------------
                                         Mushkin      EMS         Total
                                       ----------------------------------
Operating Results:

Revenue                                 $ 7,450        --        $ 7,450
Costs and expenses                       (7,746)      239         (7,507)
Impairment charges                       (3,794)       --         (3,794)
                                        ---------------------------------
                                        $(4,090)      239        $(3,851)
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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company used a third-party consultant to value the intangible assets. The Company considers the purchase price allocation to be final as of June 30, 2006.

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

                                    Page-18

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

                                  Three Months Ended     Six Months Ended
                                     June 30, 2005         June 30, 2005
                                  ------------------     ----------------

Revenue                                 $ 8,772               $16,874
Loss from continuing operations          (1,077)               (2,223)
Net loss                                 (4,886)               (6,074)

   Net loss per share:
      Basic                             $ (0.20)              $ (0.25)
      Diluted                           $ (0.20)              $ (0.25)

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

                                    Page-19

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

                                    Page-20

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2005, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating

                                    Page-21
results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

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

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility based on historical data, forfeitures based on historical data, and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

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

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection on a single device with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective integrated products.

                                    Page-22

Three-Month Financial Highlights
--------------------------------

Our revenue was $10.3 million and $8.7 million for the three-month periods ended June 30, 2006 and 2005, respectively. We reported net income of $198,000 for the second quarter of 2006, compared with a net loss of $3.5 million for the same quarter of 2005. Our basic and diluted earnings per share were $0.01 and $(0.15) per share for the quarter ended June 30, 2006 and 2005, respectively.

Included in the second-quarter 2006 net income results were charges of $386,000 of which approximately $305,000 was a non-cash, stock-based compensation charge and $81,000 for amortization of purchased intellectual property.

For the three-month period ending June 30, 2006, total revenue increased
18% to $10.3 million from the same period a year ago. Product sales increased 21% from the same period in 2005. Core product revenue, or revenue from customers other than from sales to ENEL, was up 46% from a year ago and represented 96% of total product revenue, while ENEL product revenue decreased 79% and represented 4% of total product revenue in the second quarter of 2006. We shipped approximately 200,000 units for use in the ENEL metering program during the second quarter and approximately 11.2 million units to all other customers.

Our costs and expenses for the three-month period ended June 30, 2006 were $9.9 million, or an increase of $1.8 million from the same period a year ago. The increase was primarily caused by increased sales, increased headcount, stock option expense, and increased amortization expense.

For the three-month periods ending June 30, 2006 and 2005, product sales represented approximately 97% and 95% of total revenue, respectively. The remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 49% and 50% for the three month periods ending June 30, 2006 and 2005, respectively. Gross margin was 51% and 50% for the same periods of 2006 and 2005.

Six-Months Financial Highlights
-------------------------------

Our revenue was $19.9 million and $16.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. We reported net income of $118,000 for the six month period June 30, 2006, compared with net loss of $4.2 million for the same six month period of 2005. Our basic and diluted earnings per share were $0.00 and $(0.19) per share for the six month periods ended June 30, 2006 and 2005, respectively.

                                    Page-23

Included in the six-month period ended June 30, 2006 net income results were charges of $754,000 of which approximately $594,000 was a non-cash, stock-based compensation charge and $160,000 for amortization of purchased intellectual property.

For the six-month period ending June 30, 2006, total revenue increased
19% to $19.9 million from the same period a year ago. Product sales increased 22% from the same period in 2005. Core product revenue, or revenue from customers other than from sales to ENEL, was up 36% from a year ago and represented 90% of total product revenue, while ENEL product revenue decreased 37% and represented 10% of total product revenue in the six-month period ending June 30, 2006. We shipped approximately 1.3 million units for use in the ENEL metering program during the six-month period ending June 30, 2006 and approximately 19.0 million units to all other customers.

Our costs and expenses for the six-month period ended June 30, 2006 were $19.5 million, or an increase of $2.9 million from the same period a year ago. The increase was primarily caused by increased sales, increased headcount, stock option expense, and increased amortization expense.

For the six-month period ending June 30, 2006 and 2005, product sales represented approximately 96% and 94% of total revenue, respectively. The remainder of which was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 48% and 54% for the six-month periods ending June 30, 2006 and 2005, respectively. Gross margin was 52% and 46% for the same periods of 2006 and 2005.

General Highlights:
------------------

The Company announced that Hyundai Autonet of Korea selected the Company's nonvolatile FRAM memory technology for smart airbags and occupant sensors in Hyundai automobiles among others. To date, the Company's FRAM products have been designed into smart airbag systems for eight different car manufacturers across the United States, Asia, Japan and Europe. The Company shipped approximately 803,000 units of FRAM memory for use in smart airbag systems during the first six months of 2006. The Company anticipates volume FRAM memory shipments for use in smart airbag systems to exceed two million units by the end of 2006.

The Company signed a global distribution agreement with Mouser Electronics, Inc., to supply memory, microcontroller, and integrated semiconductor solutions. Mouser will support the Company's nonvolatile FRAM memory and high-performance microcontroller products, including Processor Companion, Serial and Parallel FRAM memory solutions, fast and flexible Versa 8051-based MCU's, and high-performance mixed-signal 8051-based MCU's.

                                    Page-24

Product Revenue Highlights:
--------------------------

Total product revenue was $9.9 million, up 21% from the year-ago comparable quarter.

Product gross margin was 51%, compared with 50% for the year-ago comparable quarter.

Core product sales, which exclude sales to ENEL, increased 46% to $9.6 million, or 96% of total product revenue, compared with $6.6 million, or 80% of total product revenue, for the year-ago quarter. Sales to ENEL were $344,000 during the second quarter of 2006.

Integrated product revenue increased 271% to $1.2 million, or 12% of product revenue, compared with $324,000, or 4% of product revenue, for the year-ago quarter.

Product Highlights:
------------------

The Company introduced the VRS51L2070, its first new microcontroller product. The VRS51L2070 contains the same instruction set as standard 8051 microcontrollers but its speed allows it to compete with 16-bit microcontrollers.

The Company introduced the VRS51L3074, the market's first 8051-based microcontroller with nonvolatile FRAM memory. The Company added FRAM into its fast and flexible Versa 8051's for a quick and reliable nonvolatile data storage and processing system that a FRAM-enhanced MCU can provide.

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005
-----------------------------------------------------------------------

REVENUE. Total revenue for the quarter ended June 30, 2006 was $10.3 million, an increase of $1.6 million or 18%, from the quarter ended June 30, 2005.

Product sales increased 21% for the quarter ended June 30, 2006. Product sales increased by $1.7 million for the quarter ended June 30, 2006 to $9.9 million, compared with the same period in 2005. Shipments to core customers, customers other than ENEL, were $9.6 million and $6.6 million, or approximately 96% and 80% of total product revenue for the quarters ended
June 30, 2006 and 2005, respectively. This 46% increase over the same period in 2005 resulted primarily from increased demand for our portfolio of products from an expanding customer base in our target markets. Shipments into the ENEL program were $0.3 million and $1.7 million, or approximately 4% and 20% of total product revenue for the quarters ended June 30, 2006 and 2005, respectively. Revenue from the ENEL program will continue to trend downward as its metering installation program nears completion.

                                    Page-25

License and development fee revenue remained flat for the quarter ended
June 30, 2006 when compared with the same period in 2005. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $136,000 and $158,000 in the quarters ended June 30, 2006 and 2005, respectively. Royalty revenue in 2006 and 2005 was attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue was down $125,000 from the second quarter of last year, primarily due to receiving no customer sponsored research & development funding from Texas Instruments. While we continue to work with Texas Instruments, we stopped receiving customer funding in the second half of 2005.

COST OF SALES. Overall cost of product sales, including provision for inventory write-off, increased $800,000 for the quarter ended June 30, 2006 to $4.8 million, compared with the same period in 2005. Cost of sales as a percentage of product sales was 49% in the second quarter of 2006, compared with 50% in the same period in 2005.

RESEARCH AND DEVELOPMENT. Combined research and development expenses increased $600,000 for the quarter ended June 30, 2006 to $2.3 million, compared with the same period in 2005. This increase was primarily related to expenses relating to our Canadian subsidiary of $392,000 and stock option expense of $49,000. Research and development spending expressed as a percentage of total revenue was 23% during the second quarter of 2006 and 20% during the second quarter of 2005.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $173,000 for the quarter ended June 30, 2006 to $1.5 million, compared with the same period in 2005. This change primarily resulted from stock option expense of $24,000, increased sales commissions, and increased sales and marketing personnel. Sales and marketing spending expressed as a percentage of total revenue was 14% during the second quarter of 2006 and 15% during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $300,000 for the quarter ended June 30, 2006 to $1.3 million, compared with the same period in 2005. This change resulted primarily from stock option expense of $200,000 and non-recurring gains recognized in the quarter ended June 30, 2005 of $50,000. General and administrative expense expressed as a percentage of total revenue was 13% during the second quarter of 2006 and 12% during the second quarter of 2005.

INTEREST EXPENSE, RELATED PARTY. There were no related party interest expenses for the quarter ended June 30, 2006, compared with $81,000 for the same period in 2005. This change resulted from the retirement of our outstanding debentures in 2005.

                                    Page-26

INTEREST EXPENSE, OTHER. Other interest expense decreased $36,000 for the quarter ended June 30, 2006 to $147,000, compared with the same period in 2005. This decrease was primarily related to decreased amortization charges relating to debt discount and prepaid loan costs related to paying off the debentures in 2005.

OTHER INCOME, NET. Other income increased $37,000 for the quarter ended June 30, 2006 due to increased interest income of $14,000 and increased foreign exchange gains of $23,000 compared to the same quarter in 2005.

LOSS FROM DISCONTINUED OPERATIONS. The net loss of $3.8 million in 2005 primarily related to our Mushkin subsidiary that was sold in 2005. There was no activity in our discontinued operations during the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
-----------------------------------------------------------------------------

REVENUE. Total revenue for the six months ended June 30, 2006 was $19.9 million, an increase of $3.2 million or 19%, from the six-month period ended June 30, 2005.

Product sales increased 22% for the six months ended June 30, 2006. Product sales increased by $3.5 million for the six months ended June 30, 2006 to $19.2 million, compared with the same period in 2005. Shipments to core customers, which are customers other than ENEL, were $17.2 million and $12.6 million, or approximately 90% and 80% of total product revenue for the six-month periods ended June 30, 2006 and 2005, respectively. This 36% increase resulted primarily from increased demand for our portfolio of products from an expanding customer base in our target markets. Shipments into the ENEL program were $2 million and $3.1 million, or approximately 10% and 20% of total product revenue for the six-month periods ended June 30, 2006 and 2005, respectively. Revenue from the ENEL program will continue to trend downward as its metering installation program nears completion.

We recognized $393,000 and $358,000 in license and development fee revenue during the six month periods ended June 30, 2006 and 2005, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $312,000 and $389,000 in the six-month periods ended June 30, 2006 and 2005, respectively. Royalty revenue in 2006 and 2005 was attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue was $0 and $250,000 during the six months ended June 30, 2006 and 2005, respectively. This decrease was due to receiving no customer sponsored research & development funding from Texas Instruments. While we continue to work with Texas Instruments, we stopped receiving customer funding in the second half of 2005.

                                    Page-27

COST OF SALES. Overall cost of product sales, including provision for inventory write-off, increased $576,000 for the six months ended June 30, 2006 to $9.1 million, compared with the same period in 2005. This increase was due primarily to an inventory provision of $872,000 taken in 2005 due to start up yields relating to a new product. Cost of sales as a percentage of product sales was 48% in the six months ended June 30, 2006, compared with 54% in the same period in 2005.

RESEARCH AND DEVELOPMENT. Combined research and development expenses increased $1.3 million for the six months ended June 30, 2006 to $4.9 million, compared with the same period in 2005. This increase was primarily related to expenses relating to our Canadian subsidiary of $873,000 and stock option expense of $129,000. Research and development spending expressed as a percentage of total revenue was 24% during the six months ended June 30, 2006 and 21% during the same period in 2005.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $377,000 for the six months ended June 30, 2006 to $2.9 million, compared with the same period in 2005. This change primarily resulted from stock option expense of $53,000, increased sales commissions, and increased sales and marketing personnel. Sales and marketing spending expressed as a percentage of total revenue was 14% and 15% during the six months ended June 30, 2006 and 2005, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $685,000 for the six months ended June 30, 2006 to $2.6 million, compared with the same period in 2005. This change resulted from stock option expense of $384,000 and non-recurring gains recognized in the first six months of 2005 of $200,000. General and administrative expense expressed as a percentage of total revenue was 13% during the six months ended June 30, 2006 and 12% during the same period in 2005.

INTEREST EXPENSE, RELATED PARTY. There were no related party interest expenses for the six months ended June 30, 2006, compared with $162,000 for the same period in 2005. This change resulted from the retirement of our outstanding debentures in 2005.

INTEREST EXPENSE, OTHER. Other interest expense decreased $76,000 for the quarter ended June 30, 2006 to $317,000, compared with the same period in 2005. This decrease was primarily related to decreased amortization charges relating to debt discount and prepaid loan costs related to paying off the debentures in 2005.

OTHER INCOME, NET. Other income increased $31,000 for the six months ended June 30, 2006 compared to the same period in 2005. This increase was due primarily to $19,000 of foreign exchange gain and $5,000 of interest income compared to the same period in 2005.

LOSS FROM DISCONTINUED OPERATIONS. The net loss of $3.9 million in 2005 related primarily to our Mushkin subsidiary that was sold in 2005. There was no activity in our discontinued operations during the six months ended
June 30, 2006.

                                    Page-28

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first six months of 2006, we generated cash flow from operations of $2.4 million, compared to cash used by operations of $2.1 million in the first six months of 2005. The primary contributors to the $4.5 million increase in cash flow from operations were (i) a $450,000 increase in net earnings from continuing operations, (ii) a $594,000 increase in stock-based compensation due to expensing of stock options in 2006, (iii) a $1.3 million reduction in inventories during the six-month period ended
June 30, 2006, compared to a $1.9 million increase in inventories during the six-month period ended June 30, 2005, and (iv) a $1.2 million decrease in accounts payable and accrued liabilities during the six-month period ended June 30, 2006, compared to a $2 million reduction in the same period in 2005.

Investment Activities. The Company used approximately $100,000 more cash in the six-month period ended June 30, 2006, compared to the same period in 2005. This increase in use of cash was primarily due to $200,000 proceeds received in 2005 from the sale of assets and no corresponding proceeds were received in 2006.

Financing Activities. Our net cash used for financing activities was $795,000 for the six-month period ended June 30, 2006 due to principal payments on debt. During the same period in 2005, the Company paid $250,000 on debt principal repayments.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank. The loan agreement provides for a $3.0 million secured term loan facility, which replaced our loan agreement with Wells Fargo. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. The loan agreement also provides for a $4 million revolving secured credit facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of June 30, 2006, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property.

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

                                    Page-29

In the future, the primary source of operating cash flows is expected to be product sales.

We had $4 million in cash and cash equivalents at June 30, 2006. We believe we have sufficient resources to fund our operations through mid-2007. If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interest. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

OUTLOOK

The following statements are based on the Company's current expectations of results for continuing operation in the third quarter of 2006. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to Ramtron's customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products and SFAS 123(R)-related stock option expenses and may affect our projected gross margin.

  - Product revenue for the third quarter ending September 30, 2006, is currently anticipated to be between $10.3 million and $11.2 million, representing a projected increase over second-quarter 2006 of 4% to 13%.

  - Other revenue for the third quarter, including license and development fees and royalties, is expected to be approximately $300,000.

  - Gross margin for the third quarter is currently anticipated to be between 50% and 54%; operating expenses are expected to be between $5 million and $5.3 million.

  - Stock-option expense for the third quarter is anticipated to be approximately $300,000, and amortization of purchased IP is anticipated to be approximately $80,000.

                                    Page-30

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

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 70% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date.

At June 30, 2006, we had floating rate debt outstanding of $2.2 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. As such, changes in interest rates will not affect our future earnings or cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

                                    Page-31

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

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1A.  RISK FACTORS

WE HAVE A HISTORY OF LOSSES FROM OPERATIONS AND OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

Our ability to achieve and maintain profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our increased operations. There is no guarantee that we will be successful in addressing such risks.

For the quarter ended June 30, 2006, we recognized net income of $198,000. We incurred a net loss of $6.5 million for the year ended 2005. We recognized net income for the year ended 2004 for the first time since the Company's inception. We have spent substantial amounts of money in developing our products in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, to reduce manufacturing costs, on our ability to increase significantly sales of existing products and to introduce and sell new products successfully.

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

                                    Page-33

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

Risks Related to Our Products
-----------------------------

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD LEAD TO PRODUCT LIABILITY, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation

                                    Page-34
problems. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could impose substantial costs and harm our business. Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

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

We currently rely on a single unaffiliated foundry at Fujitsu to manufacture all of our FRAM products and other contract manufacturers and unaffiliated semiconductor foundries to manufacture our other products. Reliance on a single foundry involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundry for quality assurance, and the potential loss of production due to seismic activity, weather conditions and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry supplier, which could also result in price increases to us. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems.

                                    Page-35

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

To address our wafer supply concerns, we may seek to expand our primary foundry capability at Fujitsu or we may obtain foundry capability from other third parties that would be supplemental to our capabilities at Fujitsu. To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. Even if we were able to make such an arrangement, these transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity, and we cannot be assured that we will be able to obtain such financing on acceptable terms, if at all. Even if we enter into a foundry relationship, any new manufacturing capacity is not likely to be available for at least 18 to 24 months after reaching an agreement, due to significant effort required to develop and qualify the process for manufacturing. Our financial condition and results of operations could be materially adversely affected by the loss of Fujitsu as a supplier or our inability to obtain additional foundry capacity.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES, COMPARED WITH SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OUR MARKET SHARE.

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Some but not all of our competitors include companies such as ST Micro, Renasas, Freescale, Microchip, NEC, Atmel, and Philips as well as specialized product companies like Intersil Corp., Catalyst Semiconductor, Microchip, Maxim, and Integrated Silicon Solution Inc. produce products that compete with our products and possibly our future products.

                                    Page-36

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

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the quarter ended June 30, 2006, was $2.3 million, or 23% of our total revenue for the quarter ended June 30, 2006. A number of large companies are actively involved in the development of new technologies and standards for semiconductor memories.

                                    Page-37

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS AND INTEGRATED SEMICONDUCTOR PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our FRAM, microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our FRAM products. Our inability to successfully produce new generations of products would harm our ability to compete and our operating results.

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

                                    Page-38

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

WE MAY NOT BE ABLE TO REPLACE OUR EXPECTED REVENUE FROM SIGNIFICANT CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is dependent upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. The reduction of product sales to our significant customers, without a corresponding increase in revenue from other customers or revenue from relationships developed with new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure you that we would be able to replace these relationships on a timely basis or at all.

WE RELY ON DISTRIBUTORS FOR A SUBSTANTIAL PORTION OF OUR REVENUE AND IF OUR RELATIONSHIPS WITH ONE OR MORE OF THOSE DISTRIBUTORS WERE TO TERMINATE, OUR OPERATING RESULTS MAY BE HARMED.

                                    Page-39

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

                                    Page-40

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

                                    Page-41

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

                                    Page-42

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

                                    Page-43

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances (RoHS), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS took effect on July 1, 2006. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") and at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in financial harm to us.

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

                                    Page-44

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting was held in Colorado Springs, Colorado, on June 2, 2006. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the 2006 Annual Meeting, the Company's stockholders elected the following eight persons as directors of the Company:

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      William G. Howard            18,563,071             303,638
      William W. Staunton, III     18,608,243             258,466
      Eric A. Balzer               18,560,739             305,970
      Klaus Fleischmann            18,556,948             309,761
      Doris Keitel-Schulz          18,098,763             767,946
      William George               18,564,271             302,438
      Jack L. Saltich              18,563,950             302,759
      Theodore J. Coburn           18,608,127             258,582

The Company's stockholders also approved the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2006 by the following votes:

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

          18,690,257             165,902                10,549

The items to be voted upon at the 2006 Annual Meeting were routine items (Directors and Auditors). Brokers had discretionary authority to vote for both of these items if they did not receive voting instructions from the beneficial holders. As a result, there were no broker non-votes for the 2006 Annual Meeting.

                                    Page-45

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 7, 2006                           /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-46