Form 10-Q
period 2006-09-30
RAMTRON INTERNATIONAL CORP
filed 2006-11-09
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

    Common Stock, $.01 Par Value - 24,615,263 shares as of November 3, 2006.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of September 30, 2006 and
             December 31, 2005 . . . . . . . . . . . . . . . . . . . . .    3
        (b)  Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Three and Nine Months
             ended September 30, 2006 and 2005 . . . . . . . . . . . . .    4
        (c)  Consolidated Statements of Cash Flows for the
             Nine Months ended September 30, 2006 and 2005 . . . . . . .    6
        (d)  Notes to Financial Statements . . . . . . . . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . .   30

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .   31

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  . . .   31

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .   43

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1 - FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
          (Amounts in thousands, except par value and share amounts)

                                                         Sep. 30,    Dec. 31,
                                                           2006        2005
                                                        ---------   ---------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  5,166    $  3,345
   Accounts receivable, less allowances
     of $405 and $273, respectively                        7,248       6,234
   Inventories                                             4,879       7,118
   Other current assets                                      544         857
                                                        ---------   ---------
      Total current assets                                17,837      17,554

Property, plant and equipment, net                         4,636       4,732
Goodwill, net                                              2,105       2,008
Intangible assets, net                                     8,056       8,310
Other assets                                                 156         212
                                                        ---------   ---------
      Total assets                                      $ 32,790    $ 32,816
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,306    $  3,841
   Accrued liabilities                                     1,172       1,084
   Deferred revenue                                        1,040       1,142
   Current portion of long-term promissory notes           1,365       1,354
                                                        ---------   ---------
      Total current liabilities                            6,883       7,421

Deferred revenue                                           3,044       3,764
Long-term promissory notes                                 6,118       7,137
                                                        ---------   ---------
      Total liabilities                                   16,045      18,322
                                                        ---------   ---------
      Commitments and Contingencies

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     24,583,263 and 24,387,830 shares issued and
     outstanding, respectively                               246         244
   Additional paid-in capital                            242,401     241,113
   Accumulated other comprehensive income                    440         115
   Accumulated deficit                                  (226,342)   (226,978)
                                                        ---------   ---------
      Total stockholders' equity                          16,745      14,494
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 32,790    $ 32,816
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                        RAMTRON INTERNATIONAL CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND NINE MONTHS ENDED September 30, 2006 AND 2005
                                    (Unaudited)
              (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2006      2005      2006      2005
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $10,746   $ 8,374   $29,941   $24,087
   License and development fees             179       179       537       537
   Royalties                                233       198       545       587
   Customer-sponsored research
     and development                         --        --        --       250
                                        --------  --------  --------  --------
                                         11,158     8,751    31,023    25,461
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales, exclusive of
     provision for inventory write-off
     and warranty charge                  5,052     3,924    14,165    11,625
   Provision for inventory write-off
     and warranty charge                     --        21        --       857
   Research and development               2,471     1,798     7,334     5,039
   Customer-sponsored research
     and development                         --        --        --       321
   General and administrative             1,326     1,254     3,971     3,214
   Sales and marketing                    1,642     1,155     4,494     3,631
   Write-off of in-process
     research and development (see
       Note 13)                              --     1,067        --     1,067
   Write-down of debt discount and loss
     on extinguishment                       --     1,624        --     1,624
                                        --------  --------  --------  --------
                                         10,491    10,843    29,964    27,378
                                        --------  --------  --------  --------
Operating income (loss) from
   continuing operations                    667    (2,092)    1,059    (1,917)
Interest expense, related party              --        --        --      (162)
Interest expense, other                    (155)      (86)     (472)     (479)
Other income (expense)                       23        (1)      102        47
                                        --------  -------- ---------  --------
Income (loss) from
   continuing operations before
   income tax provision                     535    (2,179)      689    (2,511)
Income tax provision                        (18)       --       (53)       --
                                        --------  -------- ---------  --------
Income (loss) from continuing
   operations                               517    (2,179)      636    (2,511)
Loss from discontinued operations            --       (98)       --    (3,949)
                                        --------  -------- ---------  --------
Net income (loss)                       $   517   $(2,277) $    636  $ (6,460)
                                        ========  ======== ========= =========

See accompanying notes to consolidated financial statements.

                                    Page-4

Other comprehensive income, net
   of tax:
Foreign currency translation
   adjustments                               26        --       325        --
                                        --------  -------- ---------  --------
Comprehensive income (loss)             $   543   $(2,277) $    961  $ (6,460)
                                        ========  ======== ========= =========

Net income (loss) per share:
  Basic:
    Income (loss) from continuing
      operations                        $  0.02   $ (0.09)  $  0.03   $ (0.11)
    Loss from discontinued operations        --     (0.01)       --     (0.18)
                                        --------  --------  --------  --------
      Total                             $  0.02   $ (0.10)  $  0.03   $ (0.29)
                                        ========  ========  ========  ========
  Diluted:
    Income (loss) from continuing
      operations                        $  0.02   $ (0.09)  $  0.03   $ (0.11)
    Loss from discontinued operations        --     (0.01)       --     (0.18)
                                        --------  --------  --------  --------
      Total                             $  0.02   $ (0.10)  $  0.03   $ (0.29)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  24,444    23,110    24,407    22,652
                                        ========  ========  ========  ========
  Diluted                                24,781    23,110    24,619    22,652
                                        ========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2006      2005
                                                           --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $   636   $(6,460)
   Adjustments used to reconcile net income (loss)
   to net cash provided by operating activities:
     Net loss of discontinued operations                        --     3,949
     Depreciation                                            1,061       814
     Amortization                                              426       210
     Write-off of in-process research and development           --     1,067
     Stock-based compensation                                  867        49
     Amortization and write-off of debt discount                --     1,153
     Imputed interest on note payable                           65        71
     Provision for inventory write-off and warranty charge     313       862
     Loss on abandonment of intangible assets                   78        76
     Gain on sale of equipment                                  --      (255)

Changes in assets and liabilities:
     Accounts receivable                                    (1,014)      682
     Inventories                                             1,926    (2,633)
     Accounts payable and accrued liabilities                 (113)   (1,419)
     Deferred revenue                                         (822)   (1,168)
     Other                                                     369       355
     Net cash used in discontinued operating activities         --      (514)
                                                          --------- ---------
       Net cash provided by (used in) operating
         activities of continuing operations                 3,792    (3,161)
                                                          --------- ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,268)   (1,090)
   Proceeds from sale of assets                                 --       268
   Cash paid for acquisition net of cash
     acquired (see Note 13)                                     --    (2,276)
   Payments for intellectual property                          (56)     (329)
   Net cash provided by discontinued operations                 --     1,602
                                                          --------- ---------
       Net cash used in investing activities                (1,324)   (1,825)
                                                          --------- ---------
Cash flows from financing activities:
   Proceeds from line of credit                                 --       500
   Proceeds from term loan                                      --     3,000
   Principal payments on debenture and term loan            (1,073)   (4,869)
   Proceeds from stock option exercises                        423       109
                                                          --------- ---------
       Net cash used in financing activities                  (650)   (1,260)
                                                          --------- ---------
Net increase (decrease) in cash and cash equivalents         1,818    (6,246)
Effect of foreign currency exchange adjustments                  3        --
Cash and cash equivalents, beginning of period               3,345     6,384
                                                          --------- ---------
Cash and cash equivalents, end of period                  $  5,166  $    138
                                                          ========= =========
See accompanying notes to consolidated financial statements.

                                    Page-6

Supplemental disclosure of cash flow information:
   Cash paid for interest expense                         $    381  $    342
                                                          ========= =========
   Cash paid for income taxes                             $     --  $     60
                                                          ========= =========
   Disposal of fully depreciated assets without
     proceeds                                             $    131  $  3,680
                                                          ========= =========
   Common stock issued in acquisition                     $         $  5,519
                                                          ========= =========
   Changes in capital expenditures not yet paid           $   (334) $   (170)
                                                          ========= =========

See accompanying notes to consolidated financial statements.

                                    Page-7

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2006
-----------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 and the audited consolidated financial statements at December 31, 2005 have been prepared from the books and records of Ramtron International Corporation (the "Company"). These statements have been prepared in accordance with the Securities and Exchange Commission's instructions for Form 10-Q filings. The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of expected operating results for the full year.

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

                                    Page-8

The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal years ending on or after November 25, 2006, with earlier adoption encouraged. The Company is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

NOTE 4.   STOCK-BASED COMPENSATON

STOCK OPTIONS. The Company has stock options outstanding under five stock option plans, the Amended and Restated 1986 Stock Option Plan that expired in 1997 (the "1986 Plan"), the 1989 Non-statutory Stock Option Plan that expired in 1999 (the "1989 Plan"), the 1995 Stock Option Plan that expired in 2005 (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 11,235,714 shares of the Company's common stock for issuance and provide for incentive awards including non-qualified stock options. The exercise price of all non-qualified stock options equaled at least 85% of the fair market value of the common stock on the date of grant under the 1986 and 1989 Plans and equals at least 95% under the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each option agreement. The majority of option grants vest annually over three to four years from the date of grant and have a contractual life of ten years. The exercise of stock options is satisfied by issuing authorized unissued common stock. The 1986 Plan, 1995 Plan, and 2005 Plan permit the issuance of incentive stock options. As of September 30, 2006, the Company had not granted any incentive stock options.

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

Effective January 1, 2006, the Company adopted SFAS 123R and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. The Company elected the modified prospective transition method as

                                    Page-9
permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, is amortized over the awards' respective vesting period on a graded basis for all options granted prior to July 1, 2006. For option grants effective July 1, 2006, the Company has elected to amortize the estimated value of the option and award plans over the award's respective vesting period on a straight-line basis.

Total stock-based compensation recognized in our consolidated statement of income for the three and nine months ended September 30, 2006 is as follows:

                                       Three months ended   Nine months ended
Income Statement Classifications       September 30, 2006   September 30, 2006
--------------------------------       ------------------   ------------------
                                                   (in thousands)

Cost of sales                                $ 29                 $ 58
Research and development                       45                  173
Sales and marketing                            23                   76
General and administrative                    176                  560
                                             ----                 ----
Total                                        $273                 $867
                                             ====                 ====

The following table sets forth the pro forma amounts of net loss and net loss per share for the three and nine months ended September 30, 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

                                       Three months ended   Nine months ended
                                       September 30, 2005   September 30, 2005
                                      -------------------   ------------------
                                      (in thousands, except per share amounts)

Net loss as reported                        $(2,277)             $(6,460)

Stock-based employee compensation cost
included in net loss as reported                 --                   --

Less:  Stock-based employee compensation
cost that would have been included in net
loss if the fair value method had been
applied to all awards                          (381)              (1,242)
                                            --------             --------
Pro forma net loss as if the fair value
method had been applied to all awards       $(2,658)             $(7,702)
                                            ========             ========

                                    Page-10

Net loss per share:

    Basic - as reported                             $ (0.10)   $ (0.29)
                                                    ========   ========
    Basic - pro forma                               $ (0.11)   $ (0.34)
                                                    ========   ========

    Diluted - as reported                           $ (0.10)   $ (0.29)
                                                    ========   ========
    Diluted - pro forma                             $ (0.11)   $ (0.34)
                                                    ========   ========

As of September 30, 2006, there was approximately $1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 1.25 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The assumptions used to value option grants for the three and nine months ending September 30, 2006 and 2005 are as follows:

                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                            ------------------         ------------------
                              2006      2005             2006      2005
                            --------  --------         --------  --------

  Risk free interest rate    4.60%     4.00%            4.86%     4.06%
  Expected dividend yield       0%        0%               0%        0%
  Expected term              6.25 yrs  4.00 yrs         6.25 yrs  4.00 yrs
  Expected volatility          85%       81%              87%       88%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2006 and 2005 was $1.49 and $1.98, respectively.

                                    Page-11

The following table summarizes stock option activity related to the Company's Plans for the nine months ended September 30, 2006:

                                                                       Weighted
                                                                        Average
                                                                       Remaining     Aggregate
                                      Number of        Weighted       Contractual    Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2005         6,872           $ 4.37

Granted                                    298             1.96
Exercised                                 (195)            2.16
Forfeited                                 (139)            2.30
Expired                                   (555)           14.48
                                         ------           -----
Outstanding at September 30, 2006        6,281             3.48            7.02         $4,064

Ending vested plus expected to vest*     5,773             3.59            6.83         $3,516

Ending Exercisable                       4,202             4.09            6.08         $1,875
----------
*  Amounts are net of expected forfeitures.

The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The market value as of September 30, 2006 was $3.30 as reported by The Nasdaq Stock Market.

Cash received from option exercises for the nine months ended September 30, 2006 was $423,000. The actual tax benefit realized for the tax deduction from option exercises was $60,000.

NOTE 5.  INVENTORIES

Inventories consist of:
                                             Sep. 30,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

          Finished goods                       $1,799      $3,476
          Work in process                       3,196       3,728
          Obsolescence reserve                   (116)        (86)
                                               -------     -------
                                               $4,879      $7,118
                                               =======     =======

During the quarter ended March 31, 2005, the Company took a provision for inventory write-downs of approximately $872,000 due to low startup yields on our 0.35-micron manufacturing line.

                                    Page-12

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

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         2006      2005      2006      2005
                                       --------  --------  --------  --------

Net income (loss)                       $   517   $(2,277)  $   636   $(6,460)
                                        ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of period  24,388    22,425    24,388    22,380
   Weighted average common
     shares issued during period             56       685        19       272
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - basic                  24,444    23,110    24,407    22,652

   Effect of other dilutive securities:
    Options                                 143        --        80        --
    Warrants                                194        --       132        --
                                        --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted                24,781    23,110    24,619    22,652
                                        ========  ========  ========  ========
Net income (loss) per share:
  - basic                               $  0.02   $ (0.10)  $  0.03   $ (0.29)
                                        ========  ========  ========  ========
  - diluted                             $  0.02   $ (0.10)  $  0.03   $ (0.29)
                                        ========  ========  ========  ========

                                    Page-13

As of September 30, 2006, we had outstanding equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock subject to such instruments or obligations that are excluded from the calculation of earnings per share due to their impact being anti-dilutive:

              Three Months      Three Months      Nine Months     Nine Months
                  Ended            Ended            Ended            Ended
              Sep. 30, 2006    Sep. 30, 2005   Sep. 30, 2006    Sep. 30, 2005
              --------------   --------------  --------------   --------------
                                    (in thousands)

Warrants          1,425            2,331            1,425            2,331
Options           5,360            5,071            5,660            5,071

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

LITIGATION. The Company is involved in legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings at September 30, 2006 against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.   LONG-TERM DEBT

Long-term debt:

                                             Sep. 30,     Dec. 31,
                                              2006          2005
                                            ---------     --------
                                                (in thousands)

National Semiconductor promissory note       $1,439        $1,624
Mortgage note                                 4,127         4,200
Silicon Valley Bank term loan                 1,917         2,667
                                             -------       -------
                                              7,483         8,491
Long-term debt current maturities            (1,365)       (1,354)
                                             -------       -------
Total                                        $6,118        $7,137
                                             =======       =======

                                    Page-14

On July 1, 2005, the Company entered into a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, which was 8.75% at September 30, 2006, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum, or 9.25% at September 30, 2006. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company's available funds at September 30, 2006 under this revolving credit agreement were $3.1 million per the current borrowing base. At September 30, 2006, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is a maximum of $6,000 per quarter.

The Company is required to comply with certain covenants under the new credit facility, including without limitation, minimum fixed charge covenant ratios, debt service coverage ratios, and maintain certain leverage ratios, and is subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of assets or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments or transactions with affiliates, and paying subordinated debt.

The Company was in compliance with all covenants as of September 30, 2006.

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

                                    Page-15

NOTE 10.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                     September 30,       December 31,
                                         2006                2005
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,048             $ 5,951
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,105             $ 2,008
                                       ========            ========

   Patents and core technology          11,097              10,950
   Accumulated amortization             (3,041)             (2,640)
                                       --------            --------
      Intangible assets, net           $ 8,056             $ 8,310
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

The change in the carrying amount of goodwill for the nine-month period ended September 30, 2006 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended September 30, 2006 and 2005, was approximately $142,000 and $88,000, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $426,000 and $210,000, respectively. Estimated amortization expense for intangible assets will be approximately $570,000 annually in 2006 through 2010 and thereafter, $5.6 million over an aggregate of 12 years.

NOTE 11.   DISCONTINUED OPERATIONS

On July 26, 2005, the Company announced the divestiture of its Mushkin subsidiary. The Company recognized impairment charges during the second quarter of 2005 to goodwill of $3.4 million, to long-lived assets of $359,000, and to inventory of $170,000, related to the divestiture.

                                    Page-16

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

Summary results for the discontinued operations are as follows (in thousands):

                                        For the three months ended
                                            September 30, 2005
                                        --------------------------
                                         Mushkin    EMS    Total
                                        --------------------------
Operating Results:

Revenue                                 $   264     --    $   264
Costs and expenses                         (362)    --       (362)
                                        --------------------------
                                        $   (98)    --    $   (98)
                                        ==========================

                                        For the nine months ended
                                            September 30, 2005
                                        --------------------------
                                         Mushkin    EMS    Total
                                        --------------------------
Operating Results:

Revenue                                 $ 7,714      --   $ 7,714
Costs and expenses                       (8,108)    239    (7,869)
Impairment charges                       (3,794)     --    (3,794)
                                        --------------------------
                                        $(4,188)    239   $(3,949)
                                        ==========================

NOTE 13.   ACQUISITION OF GOAL SEMICONDUCTOR, INC.

On August 29, 2005, the Company acquired 100% of the outstanding common and preferred stock of Goal Semiconductor, Inc. of Montreal, Canada ("Goal"). The results of Goal's operations have been consolidated in our financial statements since the acquisition date.

                                    Page-17

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

                                    Page-18

                                  Three Months Ended     Nine Months Ended
                                  September 30, 2005     September 30, 2005
                                  ------------------     ------------------

Revenue                                 $ 8,770               $25,650
Loss from continuing operations          (2,343)               (3,353)
Net loss                                 (2,441)               (7,302)

   Net loss per share:
      Basic                             $ (0.11)              $ (0.32)
      Diluted                           $ (0.11)              $ (0.32)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part II - Other Information, Item 1A "Risk Factors," elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

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

                                    Page-19

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

                                    Page-20

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

                                    Page-21

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory
(FRAM). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and can simplify the design of electronic systems. In many cases, we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

Three-Month Financial Highlights
--------------------------------

Our revenue was $11.2 million and $8.8 million for the three-month periods ended September 30, 2006 and 2005, respectively. We reported net income of $517,000 for the third quarter of 2006, compared with a net loss of $2.3 million for the same quarter of 2005. Our basic and diluted earnings per share were $0.02 and $(0.10) per share for the quarters ended September 30, 2006 and 2005, respectively.

Included in third-quarter 2006 net income were charges of $354,000 of which approximately $273,000 was for non-cash, stock-based compensation and $81,000 for amortization of purchased intellectual property.

For the three-month period ending September 30, 2006, total revenue increased 28% to $11.1 million from the same period a year ago. Product sales also increased 28% from the same period in 2005. The Company shipped a total of
13.5 million units in the quarter ended September 30, 2006, which represents
3.8 million additional units shipped from the same period in 2005. Our average selling price was approximately 7% lower for the quarter ended September 30, 2006, compared with the same period in 2005. This decrease was due to a smaller mix of sales related to ENEL Distribuzione SpA (ENEL) of Italy ("ENEL").

                                    Page-22

Our costs and expenses for the three-month period ended September 30, 2006 were $10.5 million, which was a decrease of $400,000 from the same period a year ago. In the year ago comparable quarter, the Company had higher purchased in-process research and development expenses of $1.1 million and a $1.6 million charge due to a write-off of debt discount and a loss on extinguishment. The reduction of these charges from the comparable quarter of 2005 were offset by increased expenses for the quarter ended September 30, 2006 relating to cost of sales due to the increased unit sales, increased headcount, stock option expense and increased amortization expense.

For the three-month periods ending September 30, 2006 and 2005, product sales represented approximately 96% and 95% of total revenue, respectively. The remaining revenue was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 47% and 47% for the three month periods ending September 30, 2006 and 2005, respectively. Gross margin was consistent at 53% for the same periods of 2006 and 2005.

Nine-Month Financial Highlights
-------------------------------

Our revenue was $31 million and $25.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. We reported net income of $636,000 for the nine month period September 30, 2006, compared with a net loss of $6.5 million for the comparable period in 2005. Our basic and diluted earnings per share were $0.03 and $(0.29) per share for the nine months ended September 30, 2006 and 2005, respectively.

Included in net income for the nine-month period ended September 30, 2006 were charges of $1.1 million, of which approximately $867,000 was for non-cash, stock-based compensation and $241,000 for amortization of purchased intellectual property.

For the nine-month period ending September 30, 2006, total revenue increased 22% to $31 million from the same period a year ago. Product sales increased 24% from the same period in 2005. The Company shipped a total of 33.8 million units during the nine months ended September 30, 2006, compared with 27.7 million units shipped during the same period in 2005. Our average selling price was consistent during the nine months ended September 30, 2006, compared to the same period in 2005.

Our costs and expenses for the nine-month period ended September 30, 2006 were $30 million, an increase of $2.6 million from the same period a year ago. The increase was primarily caused by increased cost of sales due to additional units shipments, higher sales related expenses, increased headcount, stock option expense, and increased amortization expense. These increases were offset by write-off of purchased in-process research and development associated with purchase of Goal Semiconductor in the third quarter of 2005 coupled with a write-off of debt discount and a loss on extinguishment of debt in the third quarter of 2005.

                                    Page-23

For the nine-month period ending September 30, 2006 and 2005, product sales represented approximately 96% and 95% of total revenue, respectively. The remaining revenue was generated principally from license and development fees, royalties and customer-sponsored research and development revenue.

Cost of product sales as a percentage of product revenue, including provision for inventory write-off, were 47% and 52% for the nine-month periods ending September 30, 2006 and 2005, respectively. Gross margin was 53% and 48% for the same periods of 2006 and 2005, respectively.

General Highlights:
------------------

The Company announced its FRAM memory products have been designed into Pay As You Go utility meters by Ampy Automation Ltd. for Salt River Project (SRP), based in Phoenix, Arizona, USA. At present, Ampy intends to deploy as many as 100,000 prepayment meters over the next 24 months for the SRP M-Power (registered trademark) program. The meters incorporate a two-way communication capability that offers enhanced functionality, including automatic meter reading (AMR), on-line inquiries, remote connect/disconnect, and complex rate structures. The meters also enable customers to exercise more control over their energy consumption, leading to cost savings and more efficient energy distribution.

The Company's FM24CL16, a 16Kb, 3V serial FRAM memory device, has been qualified to AEC-Q100 (Automotive Electronic Council's Stress Test Qualification for Integrated Circuits) standards. This qualification program has been developed to support a number of customer design-ins from in-cab applications to a vehicle's most stringent environments.

Product Revenue Highlights:
--------------------------

Total product sales were $10.7 million, up 28% from the year-ago comparable quarter. Product unit sales were $13.5 million for the quarter ended September 30, 2006, up 39% from the same period in 2005.

Product gross margin was 53%, unchanged from the year-ago comparable quarter.

Integrated product revenue, which includes FRAM Processor Companion, HVDAC and microcontroller sales, held steady at 8% of product revenue, increasing 28% to $874,000, compared with $682,000 for the year-ago quarter.

Third-quarter 2006 marked the sixth quarter of sequential product sales improvement.

Period-to-period comparison of product revenue growth for the nine months ended September 30, 2006 against the nine months ended September 30, 2005 was 24%.

                                    Page-24

Product Highlights:
------------------

Ramtron announced four new products during the quarter including two serial 512Kb stand-alone FRAM memories, a reduced-cost 64Kb processor companion aimed at cost-sensitive consumer TV and printer applications, and an AEC-Q100 qualified 16Kb serial memory for the automotive market.

               QUARTER ENDED SEPTEMBER 30, 2006 COMPARED WITH
                  THE QUARTER ENDED SEPTEMBER 30, 2005
------------------------------------------------------------------------------

REVENUE. Total revenue for the quarter ended September 30, 2006 was $11.2 million, an increase of $2.4 million or 28%, from the quarter ended September 30, 2005.

Product sales increased $2.4 million, or 28%, for the quarter ended
September 30, 2006 to $10.7 million, compared with the same period in 2005. The Company shipped a total of 13.5 million units in the quarter ended September 30, 2006, which represents 3.8 million additional units shipped from the same period in 2005. Our average selling price was approximately 7% lower for the quarter ended September 30, 2006, compared with the same period in 2005. This decrease was due to a smaller mix of sales related to ENEL. The overall increase in product sales resulted from higher demand for our portfolio of products from an expanding customer base in our target markets.

License and development fee revenue remained flat for the quarter ended September 30, 2006, compared with the same period in 2005. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $233,000 and $198,000 for the quarters ended September 30, 2006 and 2005, respectively. Royalty revenue in 2006 and 2005 was attributable to FRAM licensing agreements with existing licensees.

COST OF SALES. Overall cost of product sales, including provision for inventory write-off, increased $1.1 million for the quarter ended
September 30, 2006 to $5.1 million, compared with the same period in 2005. Cost of sales as a percentage of product sales remained consistent at 47% for the third quarter of 2006, compared with the same period in 2005. The Company's product unit sales increased 3.8 million units from the comparable period in 2005, which resulted in increased cost of sales.

RESEARCH AND DEVELOPMENT. Combined research and development expenses increased $673,000 for the quarter ended September 30, 2006 to $2.5 million, compared with the same period in 2005. This increase resulted primarily from expenses related to our Canadian subsidiary of $425,000 and stock option expense of $45,000 that were not incurred in the 2005 comparable quarter. Research and development spending expressed as a percentage of total revenue was 22% during the third quarter of 2006 and 21% during the third quarter of 2005.

                                    Page-25

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $487,000 for the quarter ended September 30, 2006 to $1.6 million, compared with the same period in 2005. This change primarily resulted from stock option expense, increased sales commissions, and increased sales personnel. Sales and marketing spending expressed as a percentage of total revenue was 15% during the third quarter of 2006 and 13% during the third quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $72,000 for the quarter ended September 30, 2006 to $1.3 million, compared with the same period in 2005. This change resulted primarily from stock option expense of $176,000 recognized in third quarter of 2006, versus no corresponding expense in 2005, offset by decreased insurance costs and consulting fees of $100,000 for the quarter ended September 30, 2006. General and administrative expense expressed as a percentage of total revenue was 12% during the third quarter of 2006 and 14% during the third quarter of 2005.

INTEREST EXPENSE, OTHER. Other interest expense increased $69,000 for the quarter ended September 30, 2006 to $155,000, compared with the same period in 2005. This increase was primarily related to our mortgage loan that was not outstanding in the quarter ended September 30, 2005 coupled with our Silicon Valley Bank term loan, which was outstanding for only one month during this same period in 2005.

OTHER INCOME, NET. Other income increased $24,000 for the quarter ended September 30, 2006 due to increased interest income of $39,000, offset by foreign exchange rate losses of $16,000, compared with the same quarter in 2005.

INCOME TAX PROVISION. During the quarter ended September 30, 2006, the Company estimated income tax expense of $18,000, compared with no provision for the quarter ended September 30, 2005. The $18,000 relates to the Company's estimate of the alternate minimum tax for the period ended September 30, 2006. No other taxes were recorded due to the utilization of deferred tax assets, which are subject to a full valuation allowance. Due to a net loss in the prior corresponding period an estimate of alternative minimum tax was not necessary.

LOSS FROM DISCONTINUED OPERATIONS. The net loss of $98,000 in 2005 related to our Mushkin subsidiary that was sold in 2005. There was no activity in our discontinued operations during the third quarter of 2006.

              NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2005
-----------------------------------------------------------------------------

REVENUE. Total revenue for the nine months ended September 30, 2006 was $31 million, an increase of $5.6 million or 22%, from the nine-month period ended September 30, 2005.

                                    Page-26

Product sales increased 24% for the nine months ended September 30, 2006. Product sales increased by $5.6 million for the nine months ended
September 30, 2006 to $29.9 million, compared with the same period in 2005. The Company shipped a total of 33.8 million units during the nine months ended September 30, 2006, compared with 27.7 million units shipped during the same period in 2005. Our average selling price was approximately the same during the nine months ended September 30, 2006, compared with the same period in 2005. This increase resulted primarily from increased demand for our portfolio of products from an expanding customer base in our target markets.

We recognized $537,000 in license and development fee revenue in each of the nine-month periods ended September 30, 2006 and 2005. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $545,000 and $587,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Royalty revenue in 2006 and 2005 was attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue was $0 and $250,000 during the nine months ended September 30, 2006 and 2005, respectively. This decrease was due to receiving no customer sponsored research & development funding from Texas Instruments. While we continue to work with Texas Instruments, we stopped receiving customer funding in the second half of 2005.

COST OF SALES. Overall cost of product sales, including provision for inventory write-off, increased $1.7 million for the nine months ended September 30, 2006 to $14.2 million, compared with the same period in 2005. Cost of sales as a percentage of product sales was 47% for the nine months ended September 30, 2006, compared with 52% for the same period in 2005. This increased cost of sales percentage in 2005 was due primarily to an inventory provision of $872,000 taken in 2005 due to start-up yields relating to a new product. The Company's product unit sales increased 6.1 million units from the comparable period in 2005, which resulted in increased cost of sales.

RESEARCH AND DEVELOPMENT. Combined research and development expenses increased $2 million for the nine months ended September 30, 2006 to $7.3 million, compared with the same period in 2005. This increase was primarily attributable to expenses relating to our Canadian subsidiary of $1.3 million and stock option expense of $174,000 along with increased design related expenses in 2006 due to both increased headcount and design software. Research and development spending expressed as a percentage of total revenue was 24% during the nine months ended September 30, 2006 and 21% during the same period in 2005.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $863,000 for the nine months ended September 30, 2006 to $4.5 million, compared with the same period in 2005. This change primarily resulted from stock option expense of $75,000, increased sales commissions, increased sales personnel and increased trade show expenses. Sales and marketing spending expressed as a percentage of total revenue remained consistent at 14% during the nine months ended September 30, 2006 and 2005, respectively.

                                    Page-27

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $757,000 for the nine months ended September 30, 2006 to $4 million, compared with the same period in 2005. This change resulted from stock option expense of $560,000 and increased expense of $120,000 associated with our Canadian subsidiary in the first nine months of 2005. General and administrative expense expressed as a percentage of total revenue remained consistent at 13% during the nine months ended September 30, 2006 and 2005, respectively.

INTEREST EXPENSE, RELATED PARTY. There were no related party interest expenses for the nine months ended September 30, 2006, compared with $162,000 for the same period in 2005. This change resulted from the retirement of our outstanding debentures in 2005.

INTEREST EXPENSE, OTHER. Other interest expense decreased $7,000 for the nine months ended September 30, 2006 to $472,000, compared with the same period in 2005. This decrease was primarily related to decreased amortization charges relating to debt discount and prepaid loan costs related to paying off the debentures in 2005.

OTHER INCOME, NET. Other income increased $55,000 for the nine months ended September 30, 2006 compared with the same period in 2005. This increase was due primarily to $42,000 of interest income compared with the same period in 2005.

INCOME TAX PROVISION. During the nine-month period ended September 30, 2006, the Company estimated income tax expense of $53,000, compared with no provision for the same period in 2005. The $53,000 relates to the Company's estimate of the alternate minimum tax for the nine-month period ended September 30, 2006. No other taxes were recorded due to the utilization of deferred tax assets, which are subject to a full valuation allowance. Due to a net loss in the prior corresponding period an estimate of alternative minimum tax was not necessary.

LOSS FROM DISCONTINUED OPERATIONS. The net loss of $3.9 million in 2005 related primarily to our Mushkin subsidiary that was sold in 2005. There was no activity in our discontinued operations during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first nine months of 2006, we generated cash flow from operations of $3.8 million, compared with cash used by operations of $3.2 million in the first nine months of 2005. The primary contributors to the $7 million increase in cash flow from operations were (i) a $3.1 million increase in net income from continuing operations offset by a $1.1 million non-cash charge in 2005 relating to the purchased in-process research and development write-off relating to the Goal acquisition; (ii) a $900,000 increase in stock-based compensation due to expensing of stock options in 2006; (iii) a $1 million increase in accounts receivable during the nine-month period ended September 30, 2006, compared with a $700,000 reduction in the same period in 2005; (iv) a $1.9 million reduction in inventories during the nine-month period ended September 30, 2006 compared with a $2.6 million increase in inventories during the nine-month period ended September 30, 2005;
(v) a $100,000 decrease in accounts payable and accrued liabilities during the nine-month period ended September 30, 2006 compared with a $1.4 million reduction in the same period in 2005.

                                    Page-28

Investment Activities. The Company used approximately $500,000 more cash in the nine-month period ended September 30, 2005, compared with the same period in 2006. This decrease in use of cash in 2006 was primarily due to $2.3 million in cash used in the 2005 period for the Goal acquisition offset by $1.6 cash provided by our discontinued operation in the nine-month period ended September 30, 2005, compared with the comparable period in 2006.

Financing Activities. Our net cash used for financing activities was $650,000 for the nine-month period ended September 30, 2006 due to principal payments on debt offset by proceeds from stock option exercises. During the same period in 2005, the Company paid $4.7 million on debt principal repayments offset by $3.5 million in proceeds from a line of credit and term loan.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank. The loan agreement provides for a $3.0 million secured term loan facility, which replaced our loan agreement with Wells Fargo. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. The loan agreement also provides for a $4 million revolving secured credit facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of September 30, 2006, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property.

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

We had $5.2 million in cash and cash equivalents at September 30, 2006. We believe we have sufficient resources to fund our operations through 2007. If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interest. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

                                    Page-29

OUTLOOK

The following statements are based on the Company's current expectations of results for continuing operation for the fourth quarter of 2006. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to Ramtron's customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products and SFAS 123(R)-related stock option expenses and may affect our projected gross margin.

  - Product revenue for the fourth quarter ending December 31, 2006, is currently anticipated to be between $10.2 million and $11.2 million.

  - Other revenue for the fourth quarter, including license and development fees and royalties, is expected to be approximately $300,000.

  - Gross margin for the fourth quarter is currently anticipated to be between 51% and 55%; operating expenses are expected to be between $5.0 million and $6.0 million.

  - Stock-option expense for the fourth quarter is anticipated to be approximately $325,000, and amortization of purchased IP is anticipated to be approximately $80,000.

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

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 80% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date.

                                    Page-30

At September 30, 2006, we had floating rate debt outstanding of $1.9 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. As such, changes in interest rates will not affect our future earnings or cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(e) under the Exchange Act, during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                    Page-31

For the quarter ended September 30, 2006, we recognized net income of $517,000. We incurred a net loss of $6.5 million for the year ended 2005.
We recognized net income for the year ended 2004 for the first time since the Company's inception. We have spent substantial amounts of money in developing our products in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, to reduce manufacturing costs, on our ability to increase significantly sales of existing products and to introduce and sell new products successfully.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our products. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third party non-disclosure and assignment agreements. We cannot provide assurances that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

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

                                    Page-32

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

EARTHQUAKES, OTHER NATURAL DISASTERS AND POWER SHORTAGES OR INTERRUPTIONS MAY DAMAGE OUR BUSINESS.

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs which damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

                                    Page-33

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

                                    Page-34

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

We cannot provide any assurances that foundry or packaging and testing services will be available to us on terms and conditions, and at the times, acceptable to us. If we are unable to obtain foundry and packaging and testing services meeting our needs, we may be unable to produce products at the times and for the costs we anticipate and our financial condition and results of operations will be materially adversely affected.

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

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES, COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OUR MARKET SHARE.

                                    Page-35

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Some but not all of our competitors include companies such as ST Micro, Renasas, Freescale, Microchip, NEC, Atmel, and Philips as well as specialized product companies like Intersil Corp., Catalyst Semiconductor, Microchip, Maxim, and Integrated Silicon Solution Inc., which produce products that compete with our products and possibly our future products.

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

                                    Page-36

Substantially all of our current revenue is from sales of our FRAM stand-alone nonvolatile memory devices or devices containing embedded FRAM nonvolatile memory. Many of our integrated semiconductor memory solutions will likely include FRAM memory. A memory technology other than FRAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory, phase change memory devices, or technology. To the extent our competitors are able to promote a nonvolatile memory technology other than FRAM as an industry standard; our business will be seriously harmed.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR THE ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the quarter ended September 30, 2006, was $2.5 million, or 22% of our total revenue for the quarter ended September 30, 2006.

If we do not correctly anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We cannot be certain that any product we may develop for new standards will achieve market acceptance.

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

                                    Page-37

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

WE MUST BUILD PRODUCTS BASED ON DEMAND FORECASTS; IF SUCH FORECASTS ARE INACCURATE, WE MAY INCUR SIGNIFICANT LOSSES.

Although we consider the market demand for our products to be less volatile than is the case with standard memory components, we must order products and build inventory substantially in advance of product shipments, and there is a risk that, because customer requirements for our products are subject to fluctuation, we will forecast incorrectly and produce excess or insufficient inventories of particular products. Our customers' ability to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from independent foundries to match such customer changes and cancellations. We have in the past produced excess quantities of certain products, which has had an adverse effect on our results of operations for the period. To the extent we produce excess or insufficient inventories of particular products, our results of operations could be adversely affected.

WE COMPETE IN VARIOUS MARKETS WITH OUR FRAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our FRAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu, on which we depend for our FRAM wafer supply, markets certain FRAM memory products that compete with certain of our FRAM products. Some of our licensees have suspended or terminated their FRAM initiatives, while others may still be pursuing a possible FRAM-based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology will sell such

                                    Page-38
products worldwide. We are entitled to royalties from sales of FRAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's FRAM manufacturing capacity. Our licensees may, however, give the development and manufacture of their own FRAM products a higher priority than ours. Any competition in the marketplace from FRAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

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

We market and distribute our products primarily through authorized independent distributors, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Distributors have accounted for a significant portion of our net revenue in the past. If we were to lose our distributors, we might not be able to obtain other distributors to represent us or new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with changeover and education of distributors could have an adverse impact on our business in the short term.

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

                                    Page-39

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

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we conduct certain transactions in other currencies, namely the Japanese Yen and Canadian dollar. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of foreign currencies, with maturities generally not exceeding two years to hedge assets, liabilities, revenue and purchases dominated in foreign currencies.

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

                                    Page-40

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

                                    Page-41

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances (RoHS), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS took effect on July 1, 2006. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in financial harm to us.

                                    Page-42

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 8, 2006                        /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-43