Form 10-K
period 2006-12-31
RAMTRON INTERNATIONAL CORP
filed 2007-02-21
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

                                   Page-1

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act).
Large accelerated filer /   /, Accelerated filer /   /, Non-accelerated
filer / X /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No / X /

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $48,287,930 based on the closing price of our common stock as reported on The Nasdaq Stock Market.

As of February 12, 2007, 25,170,913 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . .   4
     Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  16
     Item 1B.  Unresolved Staff Comments . . . . . . . . . . . . . . .  30
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . .  30
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  30
     Item 4.   Submission of Matters to a Vote of Security Holders . .  31

PART II
     Item 5.   Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities . . . . .. . . . . . . . . . . . . . . . . .  31
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  32
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation  . . . . . . . . . .  33
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  45
     Item 8.   Financial Statements and Supplementary Data . . . . . .  46
     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  47
     Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . .  47
     Item 9B.  Other Information . . . . . . . . . . . . . . . . . . .  48

PART III
     Item 10.  Directors, Executive Officers and Corporate Governance   48
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .  49
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters  . . . .  49
     Item 13.  Certain Relationships and Related Transactions and
               Director Independence . . . . . . . . . . . . . . . . .  49
     Item 14.  Principal Accountant Fees and Services  . . . . . . . .  49

PART IV
     Item 15.  Exhibits and Financial Statement Schedules. . . . . . .  49

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

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under Part I.
Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our Reports on Forms 10-Q, 10-K, and in our Annual Reports to Shareholders.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Unless otherwise indicated by the context, we use the terms "Ramtron," "Company," "we," "us," and "our," refer to Ramtron International Corporation and our consolidated entities described in Part II. Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements.

Item 1.   BUSINESS

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

                                   Page-4

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

RECENT DEVELOPMENTS

In connection with the sale by Qimonda AG in November 2006 of its aggregate share and warrant holdings in Ramtron and which resale was registered by Ramtron, Mr. Klaus Fleischmann and Ms. Doris Keitel-Schulz, the two members of Ramtron's board of directors appointed by Qimonda in accordance with the original agreement governing the purchase of the Shares from Ramtron, resigned as members of the Company's board of directors, effective
November 20, 2006.

PRODUCT HIGHLIGHTS AND OTHER ACHIEVEMENTS THROUGHOUT 2006

The Company's FM24CL16, a 16Kb, 3-volt serial FRAM memory device was qualified to AEC-Q100 (Automotive Electronic Council's Stress Test Qualification for Integrated Circuits) standards. This qualification program was developed to support a number of customer design-ins from in-cab applications to the vehicle's most stringent environments.

We launched our FM3130, a 64-Kb, 3-volt FRAM-Enhanced (trademark) Processor Companion product that combines the benefits of nonvolatile ferroelectric RAM with an integrated real-time clock/calendar in one very compact package. The FM3130 was streamlined to reduce system cost and board space in consumer and computing applications, supporting commonly-needed system functions in products such as printers and high-definition televisions (HDTV's), without the need for discrete components.

The Company expanded its portfolio of serial memory products with the launch of the FM24C512, a half megabit nonvolatile FRAM product with an industry standard 2-wire serial interface. The FM24C512 is targeted for use in applications that require high capacity data collection such as utility metering and real-time configuration storage.

The Company's integrated FRAM products, called processor companions, were designed into Pay As You Go utility meters by Ampy Automation Ltd. for the Salt River project, based in Phoenix, Arizona. The meters incorporate a two-way communication capability that offers enhanced functionality, including automatic meter reading, on-line inquiries, remote connect/disconnect, and complex rate structures. The meters also enable customers to exercise more control over their energy consumption.

                                   Page-5

We introduced our FM25L512, a 512 kilobit (Kb), 3-volt nonvolatile FRAM device with a high-speed serial peripheral interface (SPI). The FM25L512 provides increased data collection and storage capacity in a very compact, 8-pin package, cutting costs and board space with a range of applications from multi-function printers to industrial motor controllers. The FM25L512 outperforms alternative nonvolatile memory solutions for applications that require frequent and rapid writes and/or low power operation. These applications range from advanced data collection, in which the number of write cycles is critical, to demanding industrial controls, in which long write delays and limited endurance can cause data loss. Unlike serial EEPROMs, the FM25L512 performs write operations at bus speed with much lower power consumption.

The Company launched the VRS51L3074, the market's first 8051-based microcontroller with nonvolatile FRAM memory. Ramtron has added FRAM into its fast and flexible Versa 8051 products for a quick and reliable nonvolatile data storage and processing system that only a FRAM-enhanced MCU can provide. The VRS51L3074 combines 8KB of FRAM memory with a fully-integrated, high-performance system-on-chip. Features include an advanced 40-MIPS, single-cycle 8051-core, 64KB Flash with In-System/In-Application Programming, 4KB SRAM, a JTAG program/debug interface, digital signal processing (DSP) extensions and a robust digital peripheral set. Operating at 3.3 volts over the entire industrial temperature range, the VRS51L3074 offers the ideal embedded data acquisition solution, targeting a wide array of applications from sensors and metering to industrial control, instrumentation and medical devices.

The Company announced that Hyundai Autonet of Korea selected the Company's nonvolatile FRAM memory technology for smart airbags and occupant sensors in Hyundai automobiles. To date, the Company's FRAM products have been designed into smart airbag systems for eight different car manufacturers across the United States, Asia/Pacific, Japan and Europe. The Company shipped approximately 1.8 million units of FRAM memory for use in smart airbag systems during 2006.

We signed a global distribution agreement with Mouser Electronics, Inc., to supply memory, microcontroller, and integrated semiconductor solutions. Mouser will support the Company's nonvolatile FRAM memory and high-performance microcontroller products, including Processor Companion, Serial and Parallel FRAM memory solutions, fast and flexible Versa 8051-based MCU's, and high-performance mixed-signal 8051-based MCU's.

FINANCIAL INFORMATION BY SEGMENT

Following our divestiture in 2005 discussed in Part II. Item 8. Financial Statements and Supplementary Data - Note 11 of the Notes to Consolidated Financial Statements, our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

                                   Page-6

See Part II. Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning geographic financial information concerning the business of the Company.

2006 OVERVIEW OF BUSINESS

In 2006, we sold products to over 100 customers and distributors. Our distributors sell Ramtron products to thousands of end customers. Principal markets include metering, information technology, automotive, industrial, scientific and medical. Many additional end markets and applications are served by distributors. We sell products through a direct sales force and a global network of manufacturer's representatives and distributors. We outsource the manufacturing of our products to third-party foundries, packaging, and test companies, allowing us to focus our efforts on product definition, design, marketing and sales.

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

Memory Market
-------------

Virtually all electronic systems incorporate semiconductor memory to enable and enhance performance. The primary performance characteristics of memory devices include: speed (the amount of time it takes to read and write data from and to the device); density (how much data can be stored in the device); power consumption, (how much power a device consumes when reading or writing data); endurance (how many times data can be written onto a memory device before it wears out); and volatility (whether or not the device can retain data without power and without refreshing). Volatile memory products rely on a random access memory (RAM) architecture, which requires a constant power source to retain data but allows data to be written and re-written quickly onto the device. The most common volatile memories on the market today are dynamic random access memories (DRAM), which are favored by designers for their density, and static random access memories (SRAM), which are favored because of their speed.

                                   Page-7

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

Due to the large market for semiconductor memory products and the technical limitations of existing nonvolatile memory products, a market opportunity for alternative memory technologies has evolved. To date, ferroelectric random access memory (FRAM) technology has overcome many of the limitations of traditional nonvolatile memory and has attracted licensed suppliers who, with us, have shipped well over 100 million units. This has made FRAM the most commercially successful of the alternative nonvolatile memory technologies. Other emerging technologies, such as magneto resistive random access memory
(MRAM), ovonics and molecular memory, are still in their early stages of development and have yet to demonstrate commercial viability and achieve market acceptance.

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

                                   Page-8

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

OUR PRODUCTS
------------

We design, develop and market specialized semiconductor memory, microcontroller and integrated semiconductor solutions used by customers for a wide range of applications in the metering, computing and information systems, automotive, communications, consumer and industrial, scientific and medical markets. Our product portfolio is comprised of stand-alone products, integrated products and microcontroller devices.

We pioneered the use of ferroelectric technology to produce nonvolatile semiconductor memory products in commercial volumes. Our products have distinct advantages over incumbent nonvolatile memory devices. FRAM products combine the nonvolatile data storage capability of ROM with the benefits of RAM, which include a high number of read and write cycles, high-speed read and write cycles, and low power consumption. Since demonstrating our first product, we have expanded our FRAM product line to include various interfaces and densities, which include industry-standard serial and parallel interfaces; industry standard package types; and 4-kilobit, 16-kilobit, 64-kilobit, 256-kilobit and 1-megabit densities.

                                   Page-9

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

Our parallel FRAM products are drop-in replacements for battery-backed SRAM products (BBSRAM). FRAM parallel products offer comparable features and data retention as to BBSRAMs without the requirement of a battery, which increases system reliability and reduces board space. Parallel memory devices transfer data faster than serial memories because they can deliver data through several ports simultaneously. Although parallel memory devices are larger and more costly than serial memory devices, they are well suited for high-performance applications due to their inherent high read and write speed capability.

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

Our integrated FRAM products, called processor companions, are single-chip solutions that replace a number of individual system components to reduce cost and board space. The processor companion family is the most integrated FRAM product line developed to date and provides on a single chip the most commonly needed system functions for a variety of applications. Processor companions typically combine nonvolatile FRAM with analog and mixed-signal circuitry such as a real-time clock (RTC), a processor supervisor, and other commonly needed peripheral functions. Processor Companions are available in a variety of memory density and mixed-signal feature configurations. Processor companions are used in similar applications to our serial and parallel FRAM memory technologies but provide more of the system's functions with a single device. We are currently developing an integrated device that will include a microcontroller, FRAM, and mixed-signal functions in a single package.

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

                                   Page-10

MARKETS

=============================================================================
     Select Nonvolatile Memory and Integrated Semiconductor Applications
-----------------------------------------------------------------------------
     Meters                             Computing and Information Systems
     ------                             ---------------------------------
     Electric, Gas, Waste               RAID systems
     Taxi                               Printers and copiers
     Flow                               Servers
     Postage                            Network attached storage
     Automated Meter Reading            Storage area networks
-----------------------------------------------------------------------------
     Automotive                         Industrial, Scientific and Medical
     ----------                         ----------------------------------
     Restraint systems                  Medical instruments
     Smart airbag systems               Test equipment
     Auto Body controls                 Motor controls
     Car radio/DVD/Navigation systems   Home automation
     Instrumentation clusters           RF/ID data logging
=============================================================================

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

Computing - Computing applications for our products have increased significantly in recent years with a particular emphasis in multi-function printers and copiers, laser and inkjet printers and hard disk array controllers. The high write endurance of our FRAM products is the primary reason multi-function printer and copier manufacturers use FRAM products in their products, while the fast write capability and ability to store information quickly upon power-down is the primary reason hard disk array controller manufacturers use our products.

                                   Page-11

Industrial, Scientific and Medical - The industrial, scientific and medical market provides a large opportunity for FRAM products because it is characterized by applications that are subject to unique and demanding operating environments. FRAM products are well suited for these applications due to their inherent high reliability features like high endurance and low power consumption.

MANUFACTURING

We are a fabless semiconductor manufacturer that designs and develops new products for production by third-party foundries. Using third-party manufacturers enables us to avoid the large capital expenditures that would otherwise be required to manufacture our products in commercial volumes.

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon Technologies AG and Texas Instruments that provide for the potential development and manufacture of FRAM products, Fujitsu is currently the sole manufacturer of our FRAM products. Fujitsu is required to notify us at least two years in advance of any change in its ability, or intention, to supply product wafers to us.

Our products are manufactured by third-party foundries. We believe that manufacturing capacity for our microcontroller products is readily available for the foreseeable future. In addition, we believe manufacturing capabilities and capacity for our current integrated products, as well as those we may develop is readily available.

We subcontract with non-U.S. companies to assemble and test our manufactured products. Assembly and testing services performed by such third parties are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

The raw materials and packaging required for the manufacture of our products are readily available from multiple sources.

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 99 United States patents covering key aspects of our products and technology. These patents will expire at various times between July 2007 and November 2024.
We have applied for 8 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 4 non-U.S. issued patents and have 6 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

                                   Page-12

Our patents cover the critical aspects of FRAM technology, which we believe is a significant deterrent to other companies commercializing ferroelectric-based memory and integrated products without a license from us. We use our technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of our customers. Our engineers have specific know-how in FRAM technology-based product design.

We have licensed our FRAM technology to several companies, including Fujitsu, Toshiba, Samsung Electronics Company, Ltd. (Samsung), Infineon, NEC and Texas Instruments. We also have cross-licensing arrangements with National Semiconductor and Symetrix Corporation. Some of these licensing arrangements provide us with the right under certain conditions to call on the licensee's manufacturing capacity as well as to receive royalty payments while others include only royalty provisions.

SEASONAL NATURE OF BUSINESS

We do not consider our operations to be seasonal.

CUSTOMERS

We serve direct customers worldwide, including OEMs and subcontract manufacturers. Additionally, our distributors sell to customers worldwide, through which we indirectly serve a broad base of customers. Our customers include industry leading OEMs in a broad range of industries, Hyundai Autonet, and Ampy Automation; leading subcontract manufacturers, such as Jabil Circuit, Celestica, and Flextronics, who build end-market products incorporating our memory and integrated products; and leading distributors, such as Tokyo Electron Device, Future Electronics, MSC Vertriebs GmbH and Polar Star International.

Our sales have been relatively balanced across our major sales regions including the Americas, Europe, Asia/Pacific and Japan. As a result, we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2006, 2005 and 2004, international sales comprised approximately 85%, 90% and 87%, respectively, of our net revenue.

SALES AND MARKETING

We use a Regionally based Manufacturing Representative sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2006, approximately 66% of our product sales were to our distributor network, while direct customers accounted for approximately 34% of our revenue.

                                   Page-13

As of December 31, 2006, we employed 29 people in our marketing and sales organization. In addition to our Colorado Springs, Colorado, headquarters facility, we maintain full-time sales and customer service personnel in Canada, Japan, United Kingdom, Hong Kong, South Korea, Taiwan and China. We have distribution and/or manufacturers representative relationships with more than 60 companies worldwide, including North America, Europe, Japan and Asia/Pacific. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

BACKLOG

The rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Delivery dates are adjusted at the reasonable request of our customers. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, we do not believe that our backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

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

We consider our FRAM products to be competitive with other nonvolatile memory devices such as EEPROM and BBSRAM products. Although FLASH memory products are a class of nonvolatile memory, we do not compete with FLASH due to its generally higher storage capacity than FRAM. Nonvolatile memory products are manufactured and marketed by major corporations possessing wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, and by specialized product companies, like, Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

Our standard microcontroller products compete directly with industry standard products offered by established semiconductor manufacturers such as Renasas, Freescale, Microchip, NEC, Atmel, NXP and Zilog. We intend to use our close customer relationships to sell in this intensely competitive environment where we have a proven track record of providing individualized design assistance and after sale support. Due to the more specialized nature of our mixed signal enhanced microcontrollers, they are less susceptible to the same level of competition as our industry standard microcontroller products.

                                   Page-14

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

Research and development expenses, including customer-sponsored research and development, were $9.9 million in 2006, $7.6 million in 2005, and $7 million in 2004. As of December 31, 2006, we had 44 employees engaged in research and development activities. In addition, manufacturing personnel were involved in research and development efforts to increase the manufacturing yields of our products.

ENVIRONMENTAL COMPLIANCE

Federal, state and local regulations impose various environmental compliance measures on the discharge of chemicals and gases used in our prototype manufacturing and research and development processes. For more information on these regulations, please see the discussion in our risk factors below under the caption, "We are subject to environmental laws that are subject to change and may restrict the marketability of certain of our products, which could adversely impact our financial performance or expose us to future liabilities." We believe we have taken all necessary steps to ensure that our activities comply with all applicable environmental rules and regulations. However, a future failure by us to comply with such environmental rules and regulations regarding the discharge of hazardous substances could subject us to substantial liabilities or could adversely affect our limited manufacturing operations. We believe that the risk of a future failure or violation are remote due to the nature of our current operations.

                                   Page-15

EMPLOYEES

We have approximately 111 employees, including 44 in research and development, 24 in manufacturing, 29 in marketing and sales, and 14 in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning geographic area information.

                          AVAILABLE INFORMATION

We make available financial information, new releases, news releases and other information on our website at www.ramtron.com. There is a direct link from the website to our Securities and Exchange Commission (SEC) filings via the EDGAR database, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. Such reports are available free of charge on our website via a link to the SEC's website, as soon as reasonably practicable after we file such reports and amendments with or furnish them to the SEC. In addition, such reports are also available free of cost by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can also obtain such reports directly from the SEC at no charge at the SEC's website (www.sec.gov) or by visiting the SEC's Public Reference room in Washington, D.C. or by calling the SEC at 1-800-SEC-0330.

Item 1A.  RISK FACTORS

Risks Relating To Our Business
------------------------------

WE HAVE A HISTORY OF LOSSES FROM OPERATIONS AND OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

Our ability to achieve and maintain profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our increased operations. There is no guarantee that we will be successful in addressing these risks.

                                   Page-16

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products successfully.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO FINANCE OUR OPERATIONS.

In view of our expected future working capital requirements in connection with the fabrication and sale of our nonvolatile memory, microcontroller and integrated semiconductor solutions, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in dilution of our existing stockholders' interests.

IF WE FAIL TO VIGOROUSLY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION MAY SUFFER.

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

Policing the unauthorized use of our intellectual property is difficult and costly, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing semiconductor products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours.

                                   Page-17

We may be subject to intellectual property infringement claims that result in costly litigation and could harm our business and ability to compete. Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory technology. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our licensees in connection with their use of our technology. In the event of claims of infringement against our licensees with respect to our technology, we may be required to indemnify our licensees, which could be very costly. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology would harm our business and result in significant cash expense to us to cover litigation costs, as well as the reduction of future license revenue.

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

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF A RELATIVELY SMALL NUMBER OF KEY DESIGN ENGINEERS, SALES, MARKETING AND EXECUTIVE PERSONNEL, AND IF WE WERE UNABLE TO ATTRACT ADDITIONAL PERSONNEL AS NEEDED OR RETAIN OUR KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and testing engineers involved in the development and oversight of the manufacture of our semiconductor products and processes. The competition for these personnel is intense, and the loss of key employees, including our executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us. None of our employees have entered into post-employment, non-competition agreements with us and, therefore, our employees are not contractually restricted from providing services to our competitors.

                                   Page-18

Risks Related to Our Products
-----------------------------

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD RESULT IN PRODUCT LIABILITY CLAIMS, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties and the long lead times involved, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

BECAUSE OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES, WE EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO DEVELOPMENT OF OUR PRODUCTS AND THE GENERATION OF REVENUE FROM THOSE PRODUCTS.

Product sales cycles usually require more than 18 months to realize volume shipments after we first identify a customer opportunity. We first work with customers to achieve a design "win" (inclusion of our product in the customer's product design), which may take several months or longer. Our customers then complete their product design, testing and evaluation process and begin to ramp-up production, a period that typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our development of product and our realization of revenue, if any, from volume purchases of our products by our customers. A delay or cancellation of a customer's plans after a design win could significantly adversely affect our financial results because we may have incurred significant expense and generated no revenue.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF OUR PRODUCTS AND THE SUCCESS OF OUR BUSINESS MAY BE DEPENDENT ON OUR ABILITY TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH FOUNDRIES AND OTHER SUPPLIERS.

                                   Page-19

We currently rely on a single unaffiliated foundry at Fujitsu in Japan to manufacture all of our FRAM products and a small number of other third-party contract manufacturers and foundries to manufacture our other products. Reliance on a single foundry involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundry for quality assurance, and the potential loss of production and a slow down in customer orders due to seismic activity, other force majeure events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry supplier, which could also result in additional costs or charges to us. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

Our nonvolatile memory, microcontrollers and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Some but not all of our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu and NXP, as well as specialized product companies like Intersil Corporation, Catalyst Semiconductor, Inc., Maxim Integrated Products, Inc., and Integrated Silicon Solution Inc., which produce products that compete with our products and possibly our future products.

                                   Page-20

EMERGING TECHNOLOGIES AND STANDARDS MAY POSE A THREAT TO THE COMPETITIVENESS OF OUR PRODUCTS.

Competition affecting our FRAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot provided assurance that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our competitors or customers may offer new products based on new technologies, new industry standards or end-user or customer requirements, including products that have the potential to replace, or provide lower-cost or higher-performance alternatives to, our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

SUCCESS OF OUR FUTURE PRODUCTS IS SUBSTANTIALLY DEPENDENT ON BROADER MARKET ACCEPTANCE OF FRAM MEMORY PRODUCTS.

Substantially all of our current revenue is from sales of our FRAM stand-alone nonvolatile memory devices or devices containing embedded FRAM nonvolatile memory. Many of our integrated semiconductor solutions will likely include FRAM memory. A memory technology other than FRAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory, phase change memory devices, or other technologies developed in the future. To the extent our competitors are able to promote and achieve acceptance of a nonvolatile memory technology other than FRAM as an industry standard, our business will be seriously harmed.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR THE ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the year ended December 31, 2006, was $9.9 million, or 24% of our total revenue for the year ended December 31, 2006.

                                   Page-21

If we do not accurately anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better able to satisfy market demand than we would. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We cannot be certain that any products we may develop for new standards will achieve market acceptance.

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our FRAM, microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our FRAM products. Our inability to successfully produce new generations of products would harm our ability to compete and have a negative impact on our operating results.

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

Risks Related to Our Sales
--------------------------

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION.

We derive a substantial portion of our revenue fewer than 20 products, and we expect these products to continue to account for a large percentage of our revenue in the near term. Continued market support of these products is, therefore, critical to our future success. Competitors could introduce products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected.

WE MUST BUILD PRODUCTS BASED ON DEMAND FORECASTS; IF SUCH FORECASTS ARE INACCURATE, WE MAY INCUR SIGNIFICANT LOSSES.

                                   Page-22

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

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR FRAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

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

                                   Page-23

We market and distribute our products primarily through authorized independent distributors, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Distributors have accounted for a significant portion of our net revenue in the past. If we were to lose our significant distributors, we might not be able to obtain other distributors to represent us or new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with changeover and education of distributors could have an adverse impact on our business in the short term.

We do not typically enter into long-term arrangements with our distributors and resellers, and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of either party and it may be difficult to replace that source of revenue in the short-term upon cancellation.

Our business primarily depends on these third parties to sell our products. As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current distributors and resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our distributors or resellers or the failure of our distributors or sellers to successfully sell our products.

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

                                   Page-24

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

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we conduct certain transactions in other currencies, namely the Japanese Yen and Canadian dollar. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of our foreign currency exposure.

Our business is also subject to risks generally associated with doing business with third-party manufacturers in non-U.S. jurisdictions including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

Risks Related to Acquisitions
-----------------------------

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

                                   Page-25

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

We typically plan our production and inventory levels based on our internal forecasts of customer demand, which are unpredictable even though our products are often specified in our customers' product designs. Our customers' order volumes can fluctuate materially in advance of product shipments. The value of our inventory is dependent on our estimate of future average selling prices, and, if we overestimate our projected average selling prices, we may be required to adjust our inventory value to reflect the lower of cost or market.

RECENT CHANGES IN ACCOUNTING STANDARDS REGARDING STOCK OPTION PLANS COULD LIMIT THE DESIRABILITY OF GRANTING STOCK OPTIONS, WHICH COULD HARM OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND COULD ALSO NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments" (SFAS 123R). As a result of this standard we are recording compensation expense equal to the fair value of each stock option granted. This change in accounting standards reduces the attractiveness of granting stock options because of the additional expense associated with these grants, which negatively impacts our results of operations. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS THAT ARE SUBJECT TO CHANGE AND MAY RESTRICT THE MARKETABILITY OF CERTAIN OF OUR PRODUCTS, WHICH COULD ADVERSELY IMPACT OUR FINANCIAL PERFORMANCE OR EXPOSE US TO FUTURE LIABILITIES.

                                   Page-26

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

                                   Page-27

Risks Relating To The Securities Market And Ownership Of Our Shares
-------------------------------------------------------------------

OUR STOCK PRICE IS EXTREMELY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. It is possible that the price of our common stock will decline after you purchase our shares and that you would lose all or part of your investment. A number of other factors and contingencies, some of which are beyond our control, can affect the market price for our common stock, including the following:

   -  actual or anticipated variations in our operating results;

   - the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

   - announcements of technological innovations or new products by us or our competitors;

   - competition, including pricing pressures and the potential impact of products of competitors' on our sales;

   -  conditions or trends in the semiconductor memory products industry;

   -  unexpected design and manufacturing difficulties;

   - changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

   - announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and

   -  additions or departures of our senior management.

In addition, in recent years the stock market in general, and shares of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these technology companies. These broad market and industry fluctuations may harm the market price of our common stock, regardless of our operating results.

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

                                   Page-28

Trading in our common stock tends to be thin with low volume. Three entities own or control approximately 27% of our outstanding common stock or securities exercisable for common stock. As of February 12, 2007, the National Electrical Benefit Fund beneficially owns or controls approximately 9.8% of our outstanding common stock, which includes shares issuable upon the exercise of warrants to purchase 905,697 additional shares. In addition as of February 14, 2007, Ashford Capital Management and Cortina Asset Management, each an investment advisor, beneficially owns or controls approximately 10% and 6.9% of our outstanding shares. The ownership and/or control by these shareholders may have the effect of delaying, deferring or preventing a change in control of us. Any program by these holders to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES ARE ELIGIBLE FOR FUTURE SALE.

Sales of a substantial number of shares of our common stock in the public market, or the availability of those shares for sale in the public market, could harm the market price of our common stock. These sales also may make it more difficult for us to raise financing through the sale of equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of February 12, 2007, we had 25,170,913 shares of common stock outstanding and all shares were freely tradable without restriction or pursuant to effective registration statements under the Securities Act. As of February 12, 2007, approximately 6,072,487 shares were subject to issuance upon exercise of awards granted under our stock option and award plans. As of the same date, approximately 2,330,892 shares were also subject to issuance upon exercise of outstanding warrants and such shares have been registered for immediate resale in the public market.

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

We have also entered into a preferred shares rights agreement with Citicorp.
N. A., as rights agent, dated as of April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors.

                                   Page-29

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

Under the terms of the settlement agreement we abandoned four of the five claims in our existing patent, two of National's patent applications relating to the interference claims were assigned to us and two others were retained by National. National and Ramtron agreed to cross license any and all future patents that may be issued from the four applications at no additional cost to either company. As consideration for the assigned patent applications and cross license provisions of the agreement, we will pay National $2.5 million in equal annual installments of $250,000 through 2013. We have not recorded an impairment of the existing patents held for the technology in dispute since we believe, as a consequence of the assignments and cross-license arrangements discussed previously, we are in a position now, insofar as our ability to use the technology in dispute is concerned, that is at least as favorable as our position prior to this resolution.

                                   Page-30

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

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol "RMTR." The following table sets forth the 2006 and 2005 ranges of the high and low closing sales prices for the common stock as reported on the Nasdaq Global Market.

                                                      High         Low
                                                     ------       ------
2006
----
First Quarter  . . . . . . . . . . . . . . . . . .   $2.54        $1.91
Second Quarter . . . . . . . . . . . . . . . . . .   $2.44        $1.84
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.30        $1.95
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.73        $3.19

2005
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.10        $3.23
Second Quarter . . . . . . . . . . . . . . . . . .   $3.36        $2.34
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.14        $2.45
Fourth Quarter . . . . . . . . . . . . . . . . . .   $2.96        $2.01

The prices set forth above reflect transactions in the over-the-counter market at inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

RECORD HOLDERS

As of February 12, 2007, there were approximately 1,163 record holders of our common stock.

                                   Page-31

DIVIDEND POLICY

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations.

Pursuant to our Amended and Restated Loan and Security Agreement dated December 30, 2005, as amended, with Silicon Valley Bank, we will not pay any dividends without Silicon Valley Bank's prior written consent for so long as the bank has an obligation to lend and there are any outstanding obligations by the Company.

PERFORMANCE GRAPH

            Comparison of Five-Year Cumulative Total Return Among
Ramtron International Corporation, the S&P Electronics (Semiconductors) Index
                         and the S&P Composite Index

                   Dec. 31,  Dec. 31,  Dec. 31,  Dec. 31,  Dec. 30,  Dec. 29,
                     2001      2002      2003      2004      2005      2006
                   --------  --------  --------  --------  --------  --------

Ramtron              $100     $62.36    $58.35    $ 89.09   $ 45.21   $ 83.07

S&P Electronics
  (Semiconductors)
  Industry Index      100      48.78     96.33      76.21     85.47     77.85

S&P Composite Index   100      77.90    100.25     111.15    116.61    135.03

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in Part II. Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation included herein.

                                   Page-32

                                        Year Ended December 31,
                               2006      2005      2004      2003      2002
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Revenue                      $40,481   $34,392   $39,494   $28,733   $30,031
Gross margin, product
   sales                      20,657    15,789    20,032    13,482     9,355
Income (loss) from
  continuing operations          457    (2,642)    3,457      (712)    1,574
Income (loss) from
  discontinued operations         --    (3,849)      145    (8,793)   (3,401)
Net income (loss) applicable
  to common shares               457    (6,491)    3,602    (9,505)   (1,923)
Earnings (loss) per share from
  continuing operations:
     - basic                 $  0.02   $ (0.11)   $ 0.15   $ (0.03)  $  0.07
     - diluted               $  0.02   $ (0.11)   $ 0.14   $ (0.03)  $  0.07
Earnings (loss) per
  share - basic              $  0.02   $ (0.28)   $ 0.16   $ (0.43)  $ (0.09)
Earnings (loss) per
  share - diluted            $  0.02   $ (0.28)   $ 0.15   $ (0.43)  $ (0.08)
Working capital               11,242    10,133    16,319    12,168    18,987
Total assets                  32,457    32,816    33,653    29,645    40,942
Total long-term debt           5,859     7,137     4,914     2,669     5,728
Stockholders' equity          17,072    14,494    15,192    11,042    20,154
Cash dividends per
  common share(1)                 --        --        --        --        --
----------
(1) We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with the information under Part II.
Item 6. Selected Financial Data and Part II. Item 8. Financial Statements and Supplementary Data. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part I. Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

                                   Page-33

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

RECOGNITION OF REVENUE. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

                                   Page-34

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2006, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

                                   Page-35

INVENTORY VALUATION ADJUSTMENTS. Our working capital requirements have followed our sales growth. We must carry adequate amounts of inventory to meet rapid delivery requirements of customers. To do this, we order products and build inventory substantially in advance of product shipments, based on internal forecasts of customer demand. We have in the past produced excess quantities of certain products and this, in combination with the difficulty of predicting future average selling prices, has resulted in us incurring inventory valuation adjustments. In addition, our distributors have a right to return products under certain conditions, which affects inventory reserves. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data.

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

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

In 2006 we completed development and introduced five new products and completed two new AEC Q100 qualifications for the automotive market. We started development on four new product families that are expected to be completed in 2007. The AEC Q100 qualification program continues and now includes an initiative to develop +125 degrees C products. We continue to work on the 4-megabit FRAM as well as another serial memory design at Texas Instruments.

Our total revenue for the year ended December 31, 2006 was $40.5 million. In 2006, 97% of our revenue was derived from sales of our products for applications in our target markets, which include metering; computing and information systems; automotive; and industrial, scientific and medical.

                                   Page-36

Our success in building product revenue during 2006 was fueled by 40 top customers in our most active FRAM target markets. Among our target markets, metering, computing, and automotive are currently the primary drivers of our product revenue growth.

Product sales within our metering target market during 2006 contributed 35% to our total product revenue. Metering programs are active in every geographical area with Europe and China in the forefront. Global suppliers in Europe and North America continue to increase in volume. Two of our largest U.S. meter customers continue to win business domestically and abroad with FRAM-based meters.

In 2006, 35% of our total product revenue came from computing and information systems with multi-function printers contributing the significant portion. Ricoh, a global printer and copier maker, continued to be a major customer, along side a variety of laser and inkjet printer machine and accessory manufacturers. In addition, Promise Technology was among our top 40 computing customers in 2006 using FRAM in disk array drive controllers.

Automotive applications made up about 18% of our product revenue in 2006.
We are particularly strong in FRAM automotive applications. Auto opportunities that are growing in Europe include data recorders, seat sensors, adaptive steering, sliding roof controllers, distance radar, and navigation. Our products are currently being used in VW, BMW, Mercedes Benz, and Hyundai automobiles, among others. In Korea, we have several opportunities identified at one of the country's largest auto manufacturers, which include tire-pressure monitoring, occupant sensors and satellite radio receivers. In North America, smart airbags continue to be our primary automotive application.

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

Our total costs and expenses increased 8% from 2005 to 2006, compared with a 6% increase from 2004 to 2005.

Our gross margin in 2006 was 53%, and our gross margin, including provision for inventory write-offs, was 48% for 2005 and 54% for 2004. In 2006, the increase in gross margin was attributable to less inventory write-offs as compared to 2005. In 2004, FRAM gross margin improved as manufacturing yields improved, and we realized cost reductions at our contract manufacturers.

                                   Page-37

Research and development expenses, including customer-sponsored research and development, were $9.9 million in 2006, compared with $7.6 million in 2005, and $7 million in 2004. These expenses, as a percentage of total sales were 24% in 2006, compared with 22% in 2005, and 18% in 2004. The increase primarily resulted from increased spending related to activities at our Canadian subsidiary, stock compensation related expense and severance payments made in 2006.

General and administrative expenses increased from $4.4 million in 2005, to $5.1 million in 2006, primarily due to stock-based compensation expense. These expenses were 13% of total revenue in 2006, 13% in 2005, and 13% in 2004.

Sales and marketing expenses increased from $5 million in 2005, to $6 million in 2006, primarily due to increased sales efforts, sales commissions, and tradeshow expenses. These expenses were 15% of total revenue in 2006, 15% in 2005, and 14% in 2004.

2006 HIGHLIGHTS

For the full year 2006, revenue increased 18% to $40.5 million from $34.4 million in 2005. Revenue highlights include:

  - Total product revenue for 2006 was up 20% to 39.1 million, compared with $32.7 million for 2005

  - Twelve-month core FRAM product sales, which exclude sales to ENEL, grew 34% over full-year 2005

  -  Integrated product revenue grew 20% to $3.5 million from 2005 to 2006

  - By target market, sales were as follows: metering (35% of sales), computing and information systems (35% of sales), automotive (18% of sales), and industrial, scientific and medical and other (12% of sales)

  - By region, sales were as follows: Asia Pacific (30% of sales), Americas (27% of sales), Japan (22% of sales), and Europe (21% of sales)

Gross margin for full-year 2006 increased to 53% from 51% in 2005. Full-year 2006 income from continuing operations was $457,000, or $0.02 per share, compared with a loss from continuing operations of $2.6 million, or a loss of $0.11 per share, for the prior year. Full-year 2006 results included charges of $995,000 for non-cash stock-based compensation expense and $321,000 for amortization of purchased IP. Without these charges, full-year income from continuing operations would have been $1.8 million or a $0.07 per share (basic).

2007 BUSINESS OUTLOOK

For full-year 2007, management currently projects:

  - Overall product revenue growth of 20% to 25% over full year 2006 product revenue of $39.1 million. Core FRAM revenue growth, which excludes approximately $2.0 million of sales to ENEL during 2006, is projected to be between 27% and 32%

                                   Page-38

  -  Gross margin of 52% to 54%

  - Other revenue for full year 2007, including license and development fees and royalties, of approximately $1.1 million

  - Total operating expenses to be approximately 47% to 48% of total revenue

     By expense line item, management is targeting sales and marketing to be 14% to 15% of total revenue, research and development to be 22% of total revenue, and general and administrative to be 11% of total revenue

  -  Net income, excluding expenses for stock based compensation, of 5.0% to
     6.5%

  - Our $4 million revolving secured credit facility with Silicon Valley Bank will be up for renewal during 2007. The Company is confident that it will be able to negotiate the renewal or replacement of its revolving secured credit facility with acceptable terms.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2006 AS COMPARED TO 2005

Our total revenue for the year ended December 31, 2006 was $40.5 million, compared with $34.4 million for the year ended December 31, 2005, primarily due to increased unit volume as our average price remained relatively flat year over year. Cost of product sales, including provision for inventory write-off, as a percentage of product revenue, decreased approximately 5%, primarily due to decreased inventory write-offs in 2006. Our costs and expenses were $39.5 million during the year ended December 31, 2006, compared with $36.6 million for the same period in 2005, primarily due to the increased sales for 2006 compared to 2005. The resulting income from continuing operations in 2006 was $0.5 million, compared with a loss from continuing operations of $2.6 million in 2005. The $3.1 million increase in operating results was due, in part, to charges in 2005 of $1.6 million related to the retirement of the Company's fixed-rate convertible debentures, $1.1 million of in-process research and development write-off related to the acquisition of Goal Semiconductor, and a first-quarter inventory write-off of $872,000 during 2005, which did not occur in 2006.

Non-product revenue during 2006, which included royalty payments and license revenue, decreased by $0.3 million, compared with 2005. This was due to a decrease in customer-sponsored research and development revenue of $250,000 from 2005 to 2006 due to no research and development fee payments from Texas Instruments during 2006.

Cost of sales as a percentage of product sales were 47% in 2006 compared to 52% in 2005. This decrease was directly related to the provision for inventory write-off of $876,000 recorded in 2005, compared to no provision for inventory write-off taken in 2006.

                                   Page-39

Combined research and development expenses were $9.9 million, an increase of $2.3 million from 2005 to 2006. Combined research and development expenses were 24% of revenue in 2006, compared with 22% in 2005. The increase primarily resulted from increased spending related to activities at our Canadian subsidiary, stock compensation related expense and severance payments made in 2006.

General and administrative expenses were $5.1 million, an increase of $0.7 million from 2005 to 2006. General and administrative expenses remained consistent at 13% of revenue in 2006 and 2005. The primary reason for the increase was stock-based compensation recognized in 2006.

Sales and marketing expenses were $6 million, an increase of $1.0 million from 2005 to 2006. Sales and marketing expenses remained consistent at 15% of total revenue in 2006 and 2005. The increase was a result of greater sales commissions, increased sales efforts, spending on tradeshows, and stock-based compensation recognized in 2006.

Interest expense, related party, decreased $0.2 million from 2005 to $0 in 2006 due to the retirement of the related convertible debenture in July 2005.

Other interest expense remained at $0.6 million in 2006. This was due to non-related party principal outstanding throughout 2006, offset by less prepaid loan and debt discount amortization during 2006.

Other income decreased $0.2 million from 2005 to 2006 to $0.2 million. This was due primarily to decreased foreign exchange gains incurred in 2006, offset by increased interest income during 2006.

Income Tax Provision. During 2006, the Company recognized $60,000 in tax expense related to the alternative minimum tax. No such provision was incurred during 2005 due to a net loss for the year.

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

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present EMS's and Mushkin's financial position and results as discontinued operations. All activity related to the Company's discontinued operations ceased during 2005.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2005 AS COMPARED TO 2004

                                   Page-40

Our total revenue for the year ended December 31, 2005 was $34.4 million, compared with $39.5 million for the year ended December 31, 2004. Cost of product sales, including provision for inventory write-off, as a percentage of product revenue, increased approximately 6%, primarily due to increased inventory write-offs in 2005. Our costs and expenses were $36.6 million during the year ended December 31, 2005, compared with $34.7 million for the same period in 2004. The resulting loss from continuing operations in 2005 was $2.6 million, compared with income from continuing operations of $3.5 million in 2004. The $6.1 million decrease in operating results was due, in part, to charges of $1.6 million related to the retirement of the Company's fixed-rate convertible debentures, $1.1 million related to the acquisition of Goal Semiconductor, and a first-quarter inventory write-off of $872,000.

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

Cost of sales as a percentage of product sales were 52% in 2005 compared to 46% in 2004. This increase related to the provision for inventory write-off taken in 2005 coupled with lower product yields on newly introduced products in 2005.

Combined research and development expenses increased $0.6 million from 2004 to 2005 to $7.6 million. Combined research and development expenses were 22% of revenue in 2005, compared with 18% in 2004. The increase primarily resulted from increased spending on design related activities.

General and administrative expenses decreased $0.7 million from 2004 to 2005 to $4.4 million. General and administrative expenses were 13% of revenue in 2005 and 2004. The primary reason for the decrease was management bonuses were part of the 2004 expense and management bonuses were not earned in 2005.

Sales and marketing expenses decreased $0.4 million from 2004 to 2005 to $5 million. Sales and marketing expenses were 15% of total revenue in 2005, compared with 14% in 2004. The decrease was a result of reduced sales commissions and bonuses in 2005, offset by increased bad debt expense due to the bankruptcy of a major customer.

Interest expense, related party, decreased $0.2 million from 2004 to 2005 to $0.2 million due to the retirement of the Infineon convertible debenture in July 2005.

                                   Page-41

Other interest expense decreased $0.3 million from 2004 to 2005 to $0.6 million in 2005. This was due to the retirement of the Company's convertible debentures, along with less principal outstanding and less minimum interest charges on our new line of credit. This was offset by $0.1 million of interest related to borrowings on our revolving line of credit and our term loan with Silicon Valley Bank.

Other income increased $0.3 million from 2004 to 2005 to $0.3 million. This was due primarily to foreign exchange gains incurred in 2005. There were no foreign exchange gains or losses in 2004.

Loss From Discontinued Operations. In July 2005, the Company announced the divestiture of its Mushkin subsidiary described above; in the year over year comparison of fiscal 2006 to fiscal 2005; the loss from discontinued operations of $3.8 million in 2005 was primarily Mushkin related due to the aforementioned write-offs.

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of EMS consisting primarily of EMS' patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale.

The income from discontinued operations in 2004 was related to a profit from our Mushkin subsidiary of $0.5 million, offset by the loss of $0.3 million for the impairment loss on EMS's patent portfolio.

In accordance with SFAS No. 144, the consolidated financial statements of EMS and Mushkin have been recast to present these businesses as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1 million from 2005 to 2006 to $4.3 million.

Operating Activities. We generated $2.9 million of cash from operations in 2006 compared to $2.9 million used for operations in 2005. The $5.8 million difference is primarily due to $0.5 million in net income in 2006 compared to a $6.5 million loss in 2005.

Also affecting our generation of cash in 2006 was a net reduction in inventory of $0.8 million in 2006 compared to an increase in inventory of $3.4 million in 2005 offset by an increase in accounts receivable during 2006 of $9 million compared to a $1.4 million decrease in accounts receivable during 2005.

                                   Page-42

Cash used in investing activities was $1.7 million in 2006 compared to $2.3 million used in 2005. The primary reason cash used decreased in 2006 was in comparison to the use of cash (in part) in 2005 for the purchase of Goal Semiconductor, Inc., offset by cash provided by our discontinued operations.

In 2006, net cash used by financing activities was $0.2 million compared with $2.1 million cash provided in 2005. The decrease in cash of $2.3 million in 2006 compared to 2005 was due primarily to cash received from not utilizing our term loan and mortgage loan obtained in 2005 offset by our payments on our debentures in 2005.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank for a $3.0 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. As of December 31, 2006, $1.7 million remained outstanding. The loan agreement also provides for a $4 million revolving secured credit facility. The revolving secured credit facility expires on March 28, 2007, and we expect to renew this agreement at that time. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of December 31, 2006, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.

On December 29, 2006, the Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, as amended, with Silicon Valley Bank. The amendment revised the financial covenants for debt service to better reflect the Company's operations and removes capital expenditure limits and investment limits relating to our Canadian subsidiary. We were in compliance with all of our debt covenants as of December 31, 2006.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of December 31, 2006, $4.1 million remained outstanding. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing the Company's real estate as collateral for the mortgage loan facility.

We are investigating the benefit of selling the Company's headquarters and leasing office space better suited for our needs.

                                   Page-43

We had $4.3 million in cash and cash equivalents at December 31, 2006. We believe we have sufficient resources to fund our operations through at least 2007. If this is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. In view of our expected future working capital requirements in connection with the design, manufacturing and sale of our products, and our projected expenditures, we may be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interests in us. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

Contractual Obligations and Commercial Commitments. At December 31, 2006, our commitments under our contractual obligations and commercial commitments were as follows (in thousands):

                                                             After
                      2007    2008    2009    2010    2011    2011    Total
                     ------  ------  ------  ------  ------  ------  -------

Long-term debt(1)    $1,735  $1,306  $  616  $  616  $  616   $1,978 $ 6,867
Operating leases      1,362   1,057     498      --      --       --   2,917
Purchase
  obligations(2)      4,744      --      --      --      --       --   4,744
                     ------  ------  ------  ------  ------  ------  -------
  Total              $7,841  $2,363  $1,114  $  616  $  616  $1,978  $14,528
                     ======  ======  ======  ======  ======  ======  =======
----------

(1) Includes required principal and interest payments for our outstanding term loan with Silicon Valley Bank; mortgage loan with American National Insurance Company; the payments to National Semiconductor Corporation and minimum interest charges related to our revolving line of credit with Silicon Valley Bank.

(2) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability and are the result of purchase orders placed but not yet fulfilled by Fujitsu, our semiconductor wafer supplier.

LEGAL MATTERS

We are party to legal proceedings arising in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, our management believes that there are no pending legal proceedings against or involving us for which the outcome would likely have a material adverse effect upon our financial position or results of operations.

                                   Page-44

NEW ACCOUNTING STANDARDS

The information required by this Item is provided in Part II. Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 66% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date.

At December 31, 2006, we had floating rate debt outstanding of $1.7 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. In light of the above, changes in interest rates will not materially affect our future earnings or cash flows.

                                   Page-45

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Registered Public Accounting Firm

The Board of Directors
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 2006 and 2005, and the results of its operations and comprehensive income (loss) and its cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

                                  /s/ KPMG LLP
                                  ------------
                                  KPMG LLP
February 12, 2007

                                   Page-46

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005
                       (in thousands, except share data)
                                 -------------
                                                          2006        2005
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  4,305    $  3,345
   Accounts receivable, less allowances
     of $351 and $273, respectively                        7,183       6,234
   Inventories                                             6,006       7,118
   Other current assets                                      494         857
                                                        ---------   ---------
      Total current assets                                17,988      17,554

Property, plant and equipment, net                         4,527       4,732
Goodwill, net                                              2,038       2,008
Intangible assets, net                                     7,752       8,310
Other assets                                                 152         212
                                                        ---------   ---------
      Total assets                                      $ 32,457    $ 32,816
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,023    $  3,841
   Accrued liabilities                                     1,317       1,084
   Deferred revenue                                        1,040       1,142
   Current portion of long-term promissory notes           1,366       1,354
                                                        ---------   ---------
      Total current liabilities                            6,746       7,421

Deferred revenue                                           2,780       3,764
Long-term promissory notes                                 5,859       7,137
                                                        ---------   ---------
      Total liabilities                                   15,385      18,322
                                                        ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 authorized;
     25,107,788 and 24,387,830 shares issued and
     outstanding, respectively                               251         244
   Additional paid-in capital                            243,206     241,113
   Accumulated other comprehensive income                    136         115
   Accumulated deficit                                  (226,521)   (226,978)
                                                        ---------   ---------
      Total stockholders' equity                          17,072      14,494
                                                        ---------   ---------
      Commitments and contingencies (Notes 5, 6 and 14)

      Total liabilities and stockholders' equity        $ 32,457    $ 32,816
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              For the years ended December 31, 2006, 2005 and 2004
                    (in thousands, except per share amounts)
                                 -------------
                                                2006       2005       2004
                                              --------   --------   --------
Revenue:
   Product sales                              $ 39,095   $ 32,664   $ 37,231
   License and development fees                    717        716        717
   Royalties                                       669        762        765
   Customer-sponsored research and development      --        250        781
                                              ---------  ---------  ---------
                                                40,481     34,392     39,494
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        18,438     15,999     17,078
   Provision for inventory write-off                --        876        121
   Research and development                      9,885      7,294      6,209
   Customer-sponsored research and development      --        321        797
   General and administrative                    5,149      4,415      5,100
   Sales and marketing                           6,034      5,029      5,394
   Write-off of in-process research
     and development                                --      1,067         --
   Write-down of debt discount and loss
     on extinguishment                              --      1,624         --
                                              ---------  ---------  ---------
                                                39,506     36,625     34,699
                                              ---------  ---------  ---------
Operating income (loss) from continuing
   operations                                      975     (2,233)     4,795
Interest expense, related party                     --       (162)      (410)
Interest expense, other                           (612)      (592)      (899)
Other income, net                                  154        345         45
                                              ---------  ---------  ---------
Income (loss) from continuing operations
   before income tax provision                     517     (2,642)     3,531
Income tax provision                               (60)        --        (74)
                                              ---------  ---------  ---------
Income (loss) from continuing operations           457     (2,642)     3,457
Income (loss) from discontinued operations          --     (3,849)       145
                                              ---------  ---------  ---------
      Net income (loss)                       $    457   $ (6,491)  $  3,602
                                              =========  =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments    $     21   $    115   $     --
                                              ---------  ---------  ---------
      Comprehensive income (loss)             $    478   $ (6,376)  $  3,602
                                              =========  =========  =========

Earnings (loss) per share:
  Basic:
    Income (loss) from continuing operations  $   0.02   $  (0.11)  $   0.15
    Income (loss) from discontinued operations      --      (0.17)      0.01
                                              ---------  ---------  ---------
      Total                                   $   0.02   $  (0.28)  $   0.16
                                              =========  =========  =========

  Diluted:
    Income (loss) from continuing operations  $   0.02   $  (0.11)  $   0.14
    Income (loss) from discontinued operations      --      (0.17)      0.01
                                              ---------  ---------  ---------
      Total                                   $   0.02   $  (0.28)  $   0.15
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic                                        24,478     23,089     22,238
                                              =========  =========  =========
   Diluted                                      24,957     23,089     23,528
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2006, 2005 and 2004
                                        (in thousands, except par value amounts)
                                                    --------------
                                            Common Stock                Accumulated
                                         ($.01) Par Value  Additional     Other                      Total
                                         ----------------   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Capital       Income       Deficit        Equity
                                          ------  ------   ---------- -------------  ------------  -------------
Balances, December 31, 2003               22,191   $222    $234,909        $ --      $(224,089)      $11,042
Exercise of options                          189      2         410          --             --           412
Issuance of stock options for
  services provided                           --     --         136          --             --           136
Net income                                    --     --          --          --          3,602         3,602
                                          ----------------------------------------------------------------------
Balances, December 31, 2004               22,380    224     235,455          --       (220,487)       15,192
Exercise of options                           56      1         114          --             --           115
Issuance of stock options for
  services provided                           --     --          45          --             --            45
Stock issued for acquisition               1,952     19       5,499          --             --         5,518
Cumulative foreign currency
  translation adjustments                     --     --          --        $115             --           115
Net loss                                      --     --          --          --         (6,491)       (6,491)
                                         -----------------------------------------------------------------------
Balances, December 31, 2005               24,388    244     241,113         115       (226,978)       14,494
Exercise of options                          450      4       1,101          --             --         1,105
Stock-based compensation expense              --     --         995          --             --           995
Issuance of restricted stock                 270      3          (3)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --          --          21             --            21
Net income                                    --     --          --          --            457           457
                                         -----------------------------------------------------------------------
Balances, December 31, 2006               25,108   $251    $243,206        $136      $(226,521)      $17,072
                                         =======================================================================

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2006, 2005 and 2004
                                (in thousands)
                                --------------
                                                                   (Revised,
                                                                      See
                                                                     Note 9)
                                                                    --------
                                                 2006       2005      2004
                                               --------   --------  --------
Cash flows from operating activities:
   Net income (loss)                          $    457  $ (6,491)   $ 3,602
   Adjustments used to reconcile net income
    (loss) to net cash  provided by (used in)
    operating activities:
     (Income) loss from discontinued operations     --      3,849       (145)
     Depreciation and amortization               1,998      1,458      1,203
     Stock-based compensation                      995         45        136
     Write-off of in-process
       research and development                     --      1,067         --
     Amortization of debt discount, including
       non-cash loss on extinguishment              --      1,153        633
     Imputed interest on note payable               85         94         75
     Loss on abandonment of patents                 78        138        138
     Gain on disposition of equipment               --       (255)       (30)
     Provision for inventory write-off and
       warranty charge                             340        876        121
   Changes in assets and liabilities:
     Accounts receivable                          (949)     1,415     (1,615)
     Inventories                                   772     (3,383)      (773)
     Accounts payable and accrued liabilities     (248)    (1,020)       739
     Deferred revenue                           (1,086)    (1,431)    (1,079)
     Other                                         423        (37)        34
   Net cash (used by) discontinued operations       --       (414)      (534)
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         operating activities                    2,865     (2,936)     2,505
                                              ---------  ---------  ---------
Cash flows from investing activities:
   Cash paid for acquisition net of cash
     acquired (see Note 15)                         --     (2,260)        --
   Purchase of property, plant and equipment    (1,554)    (1,389)      (807)
   Proceeds from sale of equipment and patents      --        268        215
   Payments for intellectual property              (97)      (512)      (174)
   Change in restricted cash                        --         --          9
   Net cash provided by discontinued
     operations                                     --      1,602      1,741
                                              ---------  ---------  ---------
       Net cash (used in) provided by
         investing activities                   (1,651)    (2,291)       984
                                              ---------  ---------  ---------

Cash flows from financing activities:
   Debt issuance costs                              --       (121)        --
   Proceeds from term loan & mortgage loan          --      7,200         --
   Proceeds from line of credit                     --      5,850        750
   Payments on line of credit                       --     (5,850)      (750)
   Principal payments on promissory notes       (1,351)    (5,120)    (2,315)
   Issuance of common stock, net of expenses     1,105        114        412
                                              ---------  ---------  ---------
       Net cash (used in) provided by
         financing activities                     (246)     2,073     (1,903)
                                              ---------  ---------  ---------

Net increase (decrease) in cash and
   cash equivalents                                968     (3,154)     1,586
Effect of foreign currency                          (8)       115         --
Cash and cash equivalents, beginning of year     3,345      6,384      4,798
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year        $  4,305   $  3,345   $  6,384
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2006, 2005 and 2004
                           ------------------------

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

The Company's revenue is derived primarily from the sale of its products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers and involving the development of specific applications of the Company's technologies. Other revenue is generated from products and customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk array controllers, personal computers and industrial control devices.

Mushkin was classified as a discontinued operation during the third quarter of 2005. EMS was classified as a discontinued operation during the first quarter of 2004. See Note 11 of these Notes of Consolidated Financial Statements below for further discussion of EMS and Mushkin.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amounts of property, plant and equipment, intangibles and goodwill; valuation of allowances for receivables, inventories and deferred income taxes; and valuation of share-based payment arrangements. Actual results could differ from those estimates.

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

INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use. Maintenance and repairs are expensed as incurred and improvements are capitalized.

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired in accordance with the provision of FASB Statement 142, "Goodwill and Other Intangible Assets" (FAS
142). The Company performed its annual goodwill impairment testing as of December 31, 2006, and determined that no impairments existed at that date. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment in accordance with FASB Statement 144, "Accounting for Impairment for Disposal of Long-Lived Assets" (FAS 144). The amounts capitalized for patents include the cost of acquiring and defending the patent.

IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with FAS 144, long-lived assets held and used by the Company and intangible assets subject to amortization are reviewed for impairment, whenever events or changes in circumstances indicate that carrying amounts of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the asset calculated using a future discounted cash flow analysis. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.

ACCRUED LIABILITIES. Accrued liabilities consist of the following as of December 31 (in thousands):

                                2006       2005
                               ------     ------

Compensation related           $  911     $  768
Other                             406        316
                               ------     ------
Total                          $1,317     $1,084
                               ======     ======

REVENUE RECOGNITION. The Company recognizes revenue from product sales when title transfers, the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is generally at the time of shipment. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

ADVERTISING.  The Company expenses advertising costs as incurred.
Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $231,000, $198,000, and $219,000, respectively.

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

EARNINGS (LOSS) PER SHARE. The Company calculates its earnings (loss) per share pursuant to SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic earnings (loss) per share is computed by dividing reported income (loss) available to common stockholders by weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where the Company records a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

                                                       December 31,
                                              -------------------------------
                                                 2006       2005      2004
                                              ---------  ---------  ---------

Income (loss) from continuing operations      $    457   $ (2,642)  $  3,457
                                              =========  =========  =========
Income (loss) from discontinued operations    $     --   $ (3,849)  $    145
                                              =========  =========  =========
Net income (loss) applicable to
   common shares                              $    457   $ (6,491)  $  3,602
                                              =========  =========  =========

Common and common equivalent
  shares outstanding:

    Historical common shares outstanding
    at beginning of year                        24,388     22,380     22,191

    Weighted average common equivalent
    shares issued during year                       90        709         47
                                              ---------  ---------  ---------
    Weighted average common shares-basic        24,478     23,089     22,238
    Weighted average common equivalent
      shares outstanding during year               479         --      1,290
                                              ---------  ---------  ---------
    Weighted average common shares-diluted      24,957     23,089     23,528
                                              =========  =========  =========
Income (loss) from continuing operations
  per basic share                             $   0.02   $  (0.11)  $   0.15
Income (loss) from discontinued operations
  per basic share                                   --      (0.17)      0.01
                                              ---------  ---------  ---------
Earnings (loss) per basic share               $   0.02   $  (0.28)  $   0.16
                                              =========  =========  =========
Income (loss) from continuing operations
  per diluted share                           $   0.02   $  (0.11)  $   0.14
Income (loss) from discontinued operations
  per diluted share                                 --      (0.17)      0.01
                                              ---------  ---------  ---------
Earnings (loss) per diluted share             $   0.02   $  (0.28)  $   0.15
                                              =========  =========  =========

For the years ended December 31, 2006, 2005 and 2004, the Company had several equity instruments or obligations that could cause future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details the various equity awards that were excluded from the earnings (loss) per common share calculation because their inclusion would have been anti-dilutive. These various equity awards could become dilutive in the future if the average share price increases:

                                                December 31,
                                       -------------------------------
                                          2006       2005       2004
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                  1,425      2,331        725
Options                                   5,028      6,872      2,921
Convertible debentures                       --         --      1,214
Restricted stock                            270         --         --

STOCK-BASED COMPENSATON. At December 31, 2006, the Company had four stock-based compensation plans, which are more fully described in Note 7 of these Notes of Consolidated Financial Statements below.

Prior to January 1, 2006, the Company accounted for awards granted under those Plans using the intrinsic method of expense recognition, which follows the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments" (SFAS 123R) and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. The Company elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis.

The Company granted restricted stock awards, restricted by a service condition, with a vesting period of one year. Restricted stock awards are valued using the fair market value of our common stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer up until the vest date.

The Company also granted nonqualified stock options at an exercise price equal to the fair market value of the Company's common stock on the grant date. The company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a contractual term of ten years.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, restricted cash, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the Company's promissory notes were approximately $6,329,000 and $7,539,000 as of December 31, 2006 and 2005, respectively, using a discounted cash flow approach.

RECLASSIFICATIONS. Certain amounts recorded in previous periods have been reclassified to conform to the current year presentation.

ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effect of this interpretation but does not expect the interpretation to have a material impact on its results from operations or financial position.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," (SFAS 157). SFAS defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its financial condition and results of operations.

NOTE 2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2006        2005
                                        ------      ------
                                          (in thousands)

          Finished goods                $1,915      $3,476
          Work in process                4,207       3,728
          Obsolescence reserve            (116)        (86)
                                        -------     -------
                                        $6,006      $7,118
                                        =======     =======

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2006      2005
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --       $   668    $   668
Buildings and improvements                    18 and 10     8,942      8,942
Equipment                                         5        12,781     11,774
Office furniture and equipment                 5 and 7        559        482
                                                          --------   --------
                                                           22,950     21,866
Less accumulated depreciation                             (18,423)   (17,134)
                                                          --------   --------
                                                          $ 4,527    $ 4,732
                                                          ========   ========

Depreciation expense for property, plant and equipment was $1,426,000, $1,108,000, and $916,000 for 2006, 2005 and 2004, respectively. Maintenance and repairs expense was $1,399,000, $910,000, and $684,000 for 2006, 2005 and
2004, respectively.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2006                2005
                                     -------------       ------------
                                               (in thousands)
   Goodwill                            $ 5,981             $ 5,951
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,038             $ 2,008
                                       ========            ========

   Patents and core technology         $10,922             $10,950
   Accumulated amortization             (3,170)             (2,640)
                                       --------            --------
      Intangible assets, net           $ 7,752             $ 8,310
                                       ========            ========

Goodwill is tested for impairment at least annually or more frequently if indicators of potential impairment exist. The Company completed its annual analysis of the fair value of its goodwill as of December 31, 2006 and December 31, 2005 and determined there is no indicated impairment of its goodwill.

Amortization expense for intangible assets was $572,000, $350,000 and $287,000 in 2006, 2005 and 2004, respectively. Estimated amortization expense for intangible assets is $600,000 annually in 2007 through 2011 and $4.7 million thereafter.

NOTE 5.  LONG-TERM DEBT:

                                               2006        2005
                                            ----------  ----------
                                                 (in thousands)
Long-term debt:

National Semiconductor promissory note       $ 1,459        1,624
Mortgage note                                  4,099        4,200
Silicon Valley Bank Term Loan                  1,667        2,667
                                             --------     --------
                                               7,225        8,491
Long-term debt current maturities             (1,366)      (1,354)
                                             --------     --------
Total                                        $ 5,859      $ 7,137
                                             ========     ========

In March 2002, we signed an agreement to issue $8.0 million of 5 year, 5% fixed rate, convertible debentures and warrants to purchase 700,000 shares of the Company's common stock. The debentures were secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents. On July 1, 2005, the Company retired the aforementioned debentures. The warrants to purchase approximately 700,000 shares of the Company's common stock at $3.04 per share that were issued with the debentures remain outstanding. Interest paid to the debenture holders during 2006, 2005 and 2004 was approximately $0, $155,000 and $225,000, respectively. As of December 31, 2006 no amounts were outstanding on these debentures.

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, 8.75% at December 31, 2006, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum, 9.25% as of December 31, 2006. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company used $3.6 million of proceeds from the revolving credit line to retire the convertible debentures. The Company's available funds at December 31, 2006 under this revolving credit agreement were $2.9 million due to borrowing base restrictions relating primarily to foreign accounts receivable. At
December 31, 2006, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is no greater than $6,000 per quarter.

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

On December 30, 2005, the Company entered into a Loan Modification Agreement which completed the restructuring of its Amended and Restated Loan Agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The
Loan Modification Agreement provided for the waiver of the Company's event of default on October 31, 2005 of failure to meet the maximum senior leverage ratio covenant and the liquidity coverage covenant, revised the financial covenants to better reflect the Company's operations, and included a provision for the Company's investment in its Canadian subsidiary and payments pursuant to the recent mortgage financing of the Company's Colorado Springs facility.

On December 29, 2006, the Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification agreement revised the financial covenants for debt service to better reflect the Company's operations and removes capital expenditure limits and investment limits relating to our Canadian subsidiary. The Company was in compliance with all revised financial covenants as of December 31, 2006.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2006, the present value of this promissory note is $1,459,000. The Company discounted the note at 5.75%. The face value of this note as of December 31, 2006 was $1,750,000.

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

Maturities of the Company's outstanding promissory notes are as follows as of December 31, 2006 (in thousands):

                        2007    2008    2009    2010    2011   Thereafter
                       ------  ------  ------  ------  ------  ----------
Long-term debt
  obligations          $1,366  $1,041  $  382  $  390  $  399    $3,937
                       ======  ======  ======  ======  ======    ======

NOTE 6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2009 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2006 are as follows:

            2007         $1,362,000
            2008          1,057,000
            2009            498,000
                         ----------
                         $2,917,000
                         ==========

Total rent expense on all operating leases was $720,000, $392,000, and $261,000 for 2006, 2005 and 2004, respectively.

MANUFACTURING ALLIANCES. The Company has entered into a third-party manufacturing agreement with Fujitsu Limited for the supply of its FRAM products. The Company's third-party manufacturing agreement provides only for a call on the manufacturing capacity of the vendor. The product will be supplied to the Company at prices negotiated between the Company and the third-party manufacturer based on current market conditions. The Company does not currently engage in any take-or-pay agreements with its manufacturing vendors.

NOTE 7.  STOCK-BASED COMPENSATION:

STOCK-BASED COMPENSATION PLANS

The Company has four stock option plans: the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 11,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1989 Plan and 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock. The 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one year from the date of grant. As of December 31, 2006, the Company has not granted any incentive stock options. The number of shares for options available for future grant under these plans was 2,218,719 as of December 31, 2006.

Total stock-based compensation recognized in our consolidated statement of income for the year ended December 31, 2006 is as follows:

Income Statement Classifications
--------------------------------
                                      December 31, 2006
                                      -----------------
                                        (in thousands)

Cost of sales                                $ 99
Research and development                      191
Sales and marketing                           116
General and administrative                    589
                                             ----
Total                                        $995
                                             ====

As of December 31, 2006, there was approximately $1.6 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 1.8 years. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

The following table sets forth the pro forma amounts of net loss and net loss per share for the years ended December 31, 2005 and 2004 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

                                                   Year Ended December 31,
                                                 ----------------------------
                                                      2005           2004
                                                 -------------  -------------
                                                    (in thousands, except
                                                      per share amounts)

Net income (loss) as reported                       $ (6,491)       $ 3,602

Stock-based employee compensation cost
included in net income (loss)as reported                  --             --

Less:  Stock-based employee compensation cost
that would have been included in net income
(loss) if the fair value method had been
applied to all awards                                  3,162          1,655
                                                    ---------      ---------
Pro forma net income (loss) as if the fair
value method had been applied to all awards         $ (9,653)      $  1,947
                                                    =========      =========

Earnings (loss) per share
    As reported:
       Basic                                       $  (0.28)      $  0.16
       Diluted                                        (0.28)         0.15

    Pro forma:
       Basic                                       $  (0.42)      $  0.09
       Diluted                                        (0.42)         0.08

STOCK OPTIONS

The exercise price of each stock option granted under the Company's Plans equals 100% of the market value of the Company's common stock on the date of grant. The options have a contractual life of ten years and generally vest ratably over three to four years from the date of grant.

For grants issued during 2006, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company's stock over the past 6.25 years. The average expected term was estimated by taking the weighted average of the vesting term and the contractual term of the option, as permitted by the SAB 107. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the years ending December 31, 2006, 2005 and 2004 are as follows:

                                         2006          2005          2004
                                      ----------    ----------    ----------
          Risk free interest rate        4.81%         4.00%         3.56%
          Expected dividend yield           0%            0%            0%
          Expected lives              6.25 years     4.0 years     4.0 years
          Expected volatility              86%           84%           98%

The weighted average fair value of shares granted during the years ended December 31, 2006, 2005 and 2004 was $2.33, $2.36, and $2.47, respectively.

On December 30, 2005, the Company's board of directors accelerated the vesting of all outstanding and unvested stock options that had an exercise price equal to or greater than $2.75 issued to current employees. The impact of the acceleration on net income as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $1.1 million in 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. In connection with the acceleration of vesting, executive officers and certain employees of Ramtron entered into agreements restricting their ability to sell shares acquired from the exercise of the accelerated options for the term of the original option.

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

A summary of the changes in stock options outstanding during the year ended December 31, 2006 are presented below (in thousands):

                                                  Weighted Average
                              Number of               Exercise
                            Option Shares         Price Per Share
                            -------------         ----------------
Outstanding at
December 31, 2005               6,872

Granted                           941                  $ 3.17
Forfeited                        (365)                 $ 2.29
Expired                          (560)                 $14.46
Exercised                        (450)                 $ 2.45
                                ------
Outstanding at
December 31, 2006               6,438
                                ======

As of December 31, 2006, 4,533,000, of the above options were exercisable, respectively, with weighted average exercise prices of $3.93.

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options, exercised during the years December 31, 2006, 2005 and 2004 was $358,000, $83,000 and $297,000, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                    Weighted Average
                                -------------------------
                   Number of                  Remaining     Aggregate
Exercise Price      Options      Exercise    Contractual    Intrinsic
    Range         Outstanding     Price         Life          Value
---------------   -----------   ----------   ------------   ---------
                (in thousands)                            (in thousands)

$ 1.47 - $ 2.25     1,028         $ 1.99        5.37
$ 2.29 - $ 2.29     1,546           2.29        8.93
$ 2.32 - $ 3.71     1,733           3.06        7.45
$ 3.72 - $ 5.47     1,447           4.02        7.42
$ 5.50 - $37.81       684           9.17        3.19
                    -----
                    6,438         $ 3.57        7.01         $5,119
                    =====
Ending vested and
  expected to vest  5,801           3.65        6.76          4,564

Ending exercisable  4,533           3.93        6.11          3,215

                                             Weighted
                           Number of         Average
     Exercise Price         Options          Exercise
         Range            Exercisable         Price
     ---------------      -----------       ----------
                         (in thousands)

     $ 1.47 - $ 2.25          745             $2.02
     $ 2.29 - $ 2.29          732              2.29
     $ 2.32 - $ 3.71        1,562              3.14
     $ 3.72 - $ 5.47          809              4.25
     $ 5.50 - $37.81          685              9.17
                            -----
                            4,533             $3.93
                            =====

The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value as of December 31, 2006 was $3.73 as reported by The Nasdaq Stock Market.

Cash received from option exercises for the year ended December 31, 2006 was $1,105,000. The actual tax benefit realized for the tax deduction from option exercises was $358,000.

RESTRICTED STOCK

On December 19, 2006, the Company granted 270,000 shares of restricted stock at a market value of $3.72 per share and such awards vest in one year based solely upon a service condition. As of December 31, 2006, there was approximately $1 million of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of one year.

A summary of non-vested restricted shares during the year ended December 31, 2006 is as follows (in thousands):

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
Outstanding at
December 31, 2006                270                      $ 3.72

WARRANTS

Warrants to purchase shares of the Company's common stock are as follows:

                                    Number of Shares
                                    ----------------         Exercise
                                     (in thousands)        Price Per Share
                                    ----------------       ---------------

Outstanding and exercisable
at December 31, 2003                     2,349               $1.88-$6.88

Cancelled                                  (18)                 $3.77
                                        -------
Outstanding and exercisable
at December 31, 2004                     2,331              $1.88-$6.88
                                        -------
Outstanding and exercisable
at December 31, 2005                     2,331              $1.88-$6.88

Cancelled                                 (263)                $3.04
Issued                                     263                 $3.04
                                        -------
Outstanding and exercisable
at December 31, 2006                     2,331              $1.88-$6.88
                                        =======

All of the outstanding warrants are currently exercisable. Of such warrants: warrants to purchase 58,000 shares with an exercise price of $4.11 expire in March 2007, warrants to purchase 667,000 shares with an exercise price of $6.88 expire in December 2007; warrants to purchase 700,000 shares with an exercise price of $3.04 expire in March 2008;and warrants to purchase 906,000 shares of common stock with an exercise price of $1.88 expire in 2008 and 2009.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded no dividends, respectively.

NOTE 8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND. The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2006, 2005 and 2004, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $105,000, $0, and $65,000 during 2006, 2005 and 2004, respectively. The amounts of $30,000 and $75,000 related to this obligation are included in accrued liabilities as of December 31, 2006 and 2005, respectively.

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG was a principal stockholder of the Company until November 20, 2006.

In March 2002, the Company issued a $3 million, 5% interest, 5-year debenture to Infineon and a warrant to purchase approximately 262,663 shares of the Company's common stock at $3.04 per share. The Infineon debenture was secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. On July 1, 2005, the Company retired the aforementioned debenture and the warrant remained outstanding until its transfer (described below) in November 2006. Interest paid to Infineon during 2006, 2005, and 2004 was approximately $0, $39,000 and $101,000, respectively.

In November 2006, Infineon Technologies AG transferred to Qimonda AG, an affiliate of Infineon, 4,430,005 shares of the Company's common stock and its warrant to purchase 262,633 additional shares of the Company's common stock (collectively, the "Qimonda Shares").

In November 2006, the Company entered into a Registration Rights Agreement with the purchasers of the Qimonda Shares. The purchase of the Shares from Qimonda by institutional and other accredited investors unaffiliated with Ramtron was a privately negotiated transaction from which the Company received no proceeds other than the reimbursement of costs associated with registering the Shares.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER NON-CASH ITEMS:

CASH PAID FOR INTEREST AND INCOME TAXES:
                                                      2006     2005     2004
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                            $  585   $  437   $  371
Income taxes                                            --       60       --
Intellectual property acquired through
  issuance of long-term debt                            --       --    1,955
Common stock issued in acquisition                      --    5,519       --
Disposal of fully depreciated assets with
  no proceeds                                          131    3,810       --
Amounts included in capital expenditures but
  not yet paid                                         100      437      183

NOTE 10.  INCOME TAXES:

The sources of income (loss) before income taxes were as follows (in thousands):

                                        2006        2005       2004
                                      --------    --------   --------

United States                         $ 3,226     $(4,102)   $ 4,046
Foreign                                (2,769)     (2,389)      (444)
                                      --------    --------   --------
Income (loss) before income taxes     $   457     $(6,491)   $ 3,602
                                      ========    ========   ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2006, the Company adjusted its statutory income tax rate from 40% to 38.5% to better reflect the overall expected tax benefit of deferred tax assets. Due to the valuation allowance, this change does not impact income tax expense for the year, but did reduce the overall gross deferred tax assets before the valuation allowance by a approximately $2.4 million.

The components of deferred income taxes are as follows (in thousands):

                                              December 31,
                                          --------------------
                                            2006        2005
                                          --------    --------
                                             (in thousands)
Non-current:
  Capital loss carryovers                 $ 4,380     $ 7,300
  Deferred revenue                          1,470       1,900
  Other                                     7,010       5,780
  Net operating loss carryovers            44,670      51,800
                                          --------    --------
                                           57,530      66,780
  Valuation allowance                     (57,530)    (66,780)
                                          --------    --------
Net non-current deferred tax assets       $    --     $    --
                                          ========    ========

Management has determined, based on all available evidence, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance equal to its net deferred tax assets of December 31, 2006 and 2005.

The Company recognized $60,000 and $74,000 in current tax expense for the years ended December 31, 2006 and 2004, which was solely due to alternative minimum taxes. The Company did not recognize any current or deferred tax expense for the year ended December 31, 2005.

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows (in thousands):

                                               2006      2005      2004
                                             --------  --------  --------

Computed expected tax expense (benefit)      $   181   $  (925)  $ 1,210
Increase (reduction) in income taxes
  resulting from:
   State income taxes, net of federal impact      18      (126)      173
   Non-deductible differences                     48        40        55
   Prior period true-up                           --    (1,914)       --
   Impact of change on deferred tax assets
     due to change in income tax rates         2,443        --        --
   Impact of change on valuation allowance
     due to change in income tax rates        (2,443)       --        --
   Change in valuation allowance                (247)    2,925    (1,438)
   Alternative minimum tax                        60        --        74
                                             --------  --------  --------
Income tax expense (benefit)                 $    60   $    --   $    74
                                             ========  ========  ========

An income tax benefit related to the exercise of stock options will be added to other paid-in capital if, and when, the tax benefit is realized as follows (in thousands):

                                         Potential APIC
          Expiration Date                  Adjustment
          ---------------                --------------

                  2007                       $  531
                  2008                          180
                  2009                          646
                  2010                          206
                  2011                          178
           2012 through 2026                    910
                                             ------
                 Total                       $2,651
                                             ======

As of December 31, 2006, the Company had unrestricted Federal net operating loss carryforwards of approximately $116 million to reduce future taxable income, which expire as follows (in thousands):

                                          Regular Tax
           Expiration Date            Net Operating Losses
          -----------------           --------------------

                 2007                        $ 34,345
                 2008                          20,364
                 2009                             533
                 2010                           4,154
                 2011                           9,429
          2012 through 2026                    47,185
                                             --------
                 Total                       $116,010
                                             ========

During 2006, 2005 and 2004, net operating loss carryovers of approximately $12 million, $15.6 million, $8.7 million, respectively, expired. In addition, during 2006, capital carryforwards of approximately $5.7 million expired. These items decreased the recorded valuation allowance in each respective year.

Tax expense other than payroll and income taxes were $246,000, $254,000 and $187,000 for 2006, 2005 and 2004, respectively.

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

During the first quarter of 2004, the Company committed to a plan to sell substantially all of the remaining assets of EMS. The remaining assets consisted primarily of EMS' patent portfolio. The Company completed the sale of EMS' patent portfolio on April 20, 2004, the proceeds of which were $1.5 million. Due to a write-down of the carrying value of the patent portfolio to its estimated fair value at March 31, 2004, there was no gain or loss recorded on the finalization of the sale. Pursuant to the terms of the Company's Security Agreement with Infineon, the Company obtained a release from Infineon for the sale of EMS' patent portfolio.

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

Summary results for the discontinued operations are as follows (in thousands):

                                                          For the years ended December 31,
                       ----------------------------------------------------------------------------------------------------------
                                      2006                                2005                                2004
                       ----------------------------------  ----------------------------------  ----------------------------------
                         Mushkin      EMS          Total     Mushkin      EMS         Total      Mushkin      EMS         Total
                       ----------------------------------  ----------------------------------  ----------------------------------
Operating Results:

Revenue                      --        --             --    $ 7,714        --        $ 7,714    $18,335     $   311      $18,646
Costs and expenses           --        --             --     (8,008)    $ 239         (7,768)   (17,858)       (299)     (18,157)
Impairment of patents
  and intangibles            --        --             --         --        --             --         --        (364)        (364)
Impairment of goodwill       --        --             --     (3,435)       --         (3,435)        --          --           --
Impairment of
  long-lived assets          --        --             --       (359)       --           (359)        --          --           --
Income tax benefit           --        --             --         --        --             --         --          20           20
                       ----------------------------------  ----------------------------------  ----------------------------------
Net income (loss)            --        --             --    $(4,088)    $ 239        $(3,849)   $   477     $  (332)     $   145
                       ==================================  ==================================  ==================================

As of December 31, 2005 and 2006, there were no assets or liabilities relating to discontinued operations included in the consolidated balance sheet.

NOTE 12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

Following our divestitures discussed in Note 11 herein, our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

Revenue amounts and percentages for major customers representing more than 10% of total revenue are as follows:

                     2006                  2005                  2004
            --------------------- --------------------- ---------------------
                                      (in thousands)

Customer A    $2,023      5%          $5,158     15%        $17,213    44%
Customer B    $4,149     10%          $3,421      9%        $ 2,695     7%

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets was based on physical location.

Geographic Area Net Revenue:

                                     2006         2005        2004
                                   --------     --------    --------
                                             (in thousands)

United States                      $ 6,243      $ 3,524     $ 4,983
Japan                                9,903        8,041       5,970
Canada                                 162           20       1,505
United Kingdom                       2,124        1,757       1,741
Indonesia                            4,149        4,135          --
Taiwan                               1,167          988         770
Germany                              2,242        2,062       1,480
China/Hong Kong                      8,916        6,413       5,678
Italy                                1,045        4,065      12,170
Czech Republic                         704          943       3,138
Finland                                764          754         418
Singapore                              734          415         160
Slovenia                               501          585         325
Rest of world                        1,827          690       1,156
                                   -------      -------     -------
Total                              $40,481      $34,392     $39,494
                                   =======      =======     =======

Geographic Area Long-lived Assets (Net):

                                        December 31,
                                    -------------------
                                      2006        2005
                                    -------     -------
                                      (in thousands)

United States                       $ 7,711     $ 8,384
Thailand                                327         372
Canada                                6,331       6,506
Japan                                   100          --
                                    -------     -------
                                    $14,469     $15,262
                                    =======     =======

NOTE 13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts were contributed by the Company under the 401(k) Plan on behalf of participating employees during 2005. During 2006 and 2004, approximately $93,000 and $72,000 were charged to the various income statement classifications based upon the employee's department classification for Company contributions under the 401(k) Plan, which will be paid in the first quarter of 2007 and which were paid in the first quarter of 2005, respectively.

NOTE 14.  CONTINGENCIES:

The Company's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. The Company cannot be certain that third parties will not make a claim of infringement against the Company or against its semiconductor company licensees in connection with their use of the Company's technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to the Company on acceptable terms or at all. A successful claim of infringement against the Company or one of its semiconductor manufacturing licensees in connection with use of the Company's technology could materially impact the Company's results of operations.

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

                                                The Year Ended
                                                  December 31,
                                               ------------------
                                                 2005      2004
                                               --------  --------

Revenue                                        $34,582   $39,859
Income (loss) from continuing operations        (3,875)    7,866
Net income (loss)                               (7,374)    1,011

   Net income (loss) per share:
      Basic                                    $ (0.30)  $  0.04
      Diluted                                  $ (0.30)  $  0.04

NOTE 16.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2006 and 2005.

                                                       2006                                      2005
                                     ----------------------------------------    ----------------------------------------
                                         Q1        Q2        Q3        Q4            Q1        Q2        Q3        Q4
                                     ----------------------------------------    ----------------------------------------
                                                        (in thousands except per share data)
Revenue                              $ 9,614    $10,251    $11,158   $ 9,458     $ 8,028    $ 8,682    $ 8,751   $ 8,931
Gross margin, product sales,
  including inventory provision        4,962      5,086      5,694     4,881       3,049      4,127      4,429     4,184
Operating income (loss)                   90        302        668       (85)       (406)       580     (2,092)     (316)
Net income (loss) applicable
  to common shares from
  continuing operations                  (80)       199        518      (180)       (681)       348     (2,179)     (131)
Income (loss) from discontinued
   operations                             --         --         --        --         (42)    (3,809)       (98)      100

Basic:
Income (loss) per share
  from continuing operations         $    --    $  0.01    $  0.02   $ (0.01)    $ (0.03)   $  0.02    $ (0.09)  $    --
Income (loss) from discontinued
   operations                             --         --         --        --          --      (0.17)     (0.01)       --
                                     ----------------------------------------    ----------------------------------------
     Total                           $    --    $  0.01    $  0.02   $ (0.01)    $ (0.03)   $ (0.15)   $ (0.10)  $    --
                                     ========================================    ========================================
Diluted:
Income (loss) per share
  from continuing operations         $    --    $  0.01    $  0.02   $ (0.01)    $ (0.03)   $  0.02    $ (0.09)  $    --
Income (loss) from discontinued
  operations                              --         --         --        --          --      (0.17)     (0.01)       --
                                     ----------------------------------------    ----------------------------------------
     Total                           $    --    $  0.01    $  0.02   $ (0.01)    $ (0.03)   $ (0.15)   $ (0.10)  $    --
                                     ========================================    ========================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

(c)  Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All

                                    Page-47
internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2007 Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption "Audit Committee Members" in our 2007 proxy statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption "Executive Officers of the Registrant" in our 2007 Proxy Statement for the 2007 Annual Meeting of Stockholders. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2007 Proxy Statement.

Code of Conduct
---------------

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

                                    Page-48

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions "Executive Compensation" and "Compensation Committee" in our 2007 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" in our 2007 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation and Other Information" in our 2007 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" in our 2007 Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm  . . . . . . .    46
Consolidated Balance Sheets as of December 31, 2006 and 2005 . . . . .   F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the years ended December 31, 2006, 2005 and 2004  . . . . . . .   F-2
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2006, 2005 and 2004  . . . . . . . . . . .   F-4
Consolidated Statements of Cash Flows for the years ended
    December 31, 2006, 2005 and 2004 . . . . . . . . . . . . . . . . .   F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-7

(2)  Financial Statement Schedules:
                                                                         Page
                                                                         ----
     Schedule II:  Valuation and Qualifying Accounts . . . . . . . . .    50

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

                                    Page-49

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

               Schedule II:  Valuation and Qualifying Accounts
               ===============================================

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

 Column A           Column B        Column C            Column D    Column E
----------         ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended
December 31, 2004:

Accounts receivable
 reserves             $175        $176         $--        $  188     $163
                     =====================================================
Inventory
obsolescence reserve  $450        $121         $--        $  231     $340
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
                     =====================================================

Year Ended
December 31, 2006:

Accounts receivable
 reserves             $273        $890         $--        $  812     $351
                     =====================================================
Inventory
obsolescence reserve  $ 86        $ 77         $--        $   47     $116
                     =====================================================

                                    Page-50

                               INDEX TO EXHBITS
-----------------------------------------------------------------------------

         Exhibit
         Number
         -------

          3.1    Certificate of Incorporation of Registrant, as amended.(5)
          3.2    Bylaws of Registrant, as amended.(11)

          4.1 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(4)
          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(4)
          4.3 Warrant to purchase 667,000 shares of common stock issued by the Registrant to L. David Sikes dated January 18, 2000.(6)
          4.4 Warrant amendment dated December 14, 2000 issued by the Registrant to L. David Sikes.(7)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(8)
          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.(12)
          4.22 Warrant to Purchase Common Stock between the Registrant and Alexandra Global Mast Fund, Ltd. dated March 28, 2002 and as amended on August 18, 2003.
          4.23 Warrant to Purchase Common Stock between the Registrant and C.E. Unterberg, Towbin Brett Moskowitz Investments, dated November 20, 2006.
          4.24 Warrant to Purchase Common Stock between the Registrant and Warrant Strategies Fund, LLC, dated November 20, 2006.

         10.2 Registrant's Amended 1989 Non-statutory Stock Option Plan and forms of Non-statutory Stock Option Agreement and Stock Purchase Agreement.(2)
         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to FRAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(5)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(5)
         10.9    Registrant's 1999 Stock Option Plan.(5)
         10.10 Employment Agreement effective January 1, 2000 between the Registrant and L. David Sikes, dated January 18, 2000.(6)

                                    Page-51

         10.16   Amendment No. 2 to Registrant's 1989 Non-statutory Stock
                 Option Plan, as amended, dated July 25, 2000.(7)
         10.17   Amendment No. 3 to Registrant's 1995 Stock Option Plan,
                 as amended, dated July 25, 2000.(7)
         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(7)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(7)
         10.21* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(9)
         10.22* FRAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(10)
         10.31* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (13)
         10.32 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(13)
         10.33 Offer Letter between the Registrant and Eric A. Balzer, dated October 28, 2004.(14)
         10.35   Ramtron International Corporation 2005 Incentive Award
                 Plan.(17)
         10.36 Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(18)
         10.37 Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(18)
         10.38 Form of Resale Restriction Agreement between Ramtron International Corporation and its executive officers and certain employees.(19)
         10.39 Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(19)
         10.40   Severance Agreement and General Release and Waiver of
                 Claims between the Company and Mr. Greg B. Jones dated January 13, 2006.(20)
         10.41 Registration Rights Agreement between Ramtron International Corporation and certain purchasers dated November 20, 2006. (21)
         10.44 Agreement to Pay-Off the Debentures between Ramtron International Corporation, Bramwell Capital Corp. and Alexandra Global Master Fund, Ltd. dated July 1, 2005.(15)
         10.45 Stock Purchase Agreement between Ramtron International Corporation and D. George Stathakis dated July 26, 2005.(15)
         10.48 Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(16)
         10.49   Intellectual Property Security Agreement between
                 Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(16)
         10.50 Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.

                                    Page-52

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

(3)  Incorporated by reference to our Form S-1 Registration
     Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(4)  Incorporated by reference to our Form 8-K (Commission File No.
     0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(5)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(6) Incorporated by reference to our Amendment No. 1 to the Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 28, 2000.

                                    Page-53

(7)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(8)   Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(9) Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
      September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

(10)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

(11)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(12)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 25, 2004.

(13)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.

(14)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(15)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(16)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.

(17)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 8, 2005.

(18)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.

(19)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.

                                    Page-54

(20)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 17, 2006.

(21)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on November 22, 2006.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on February 20, 2007.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/S/ William G. Howard
-------------------------       Chairman                          2-20-07
William G. Howard

/S/ William George
---------------------------     Director                          2-20-07
William George

/S/ Jack L. Saltich
---------------------------     Director                          2-20-07
Jack L. Saltich

/S/ Theodore J. Coburn
---------------------------     Director                          2-20-07
Theodore J. Coburn

/S/ William W. Staunton, III
----------------------------    Director and Chief Executive      2-20-07
William W. Staunton, III        Officer

/S/ Eric A. Balzer
-------------------------       Director and Chief Financial      2-20-07
Eric A. Balzer                  Officer (Principal Accounting
                                Officer)

                                    Page-55