Form 10-Q
period 2007-03-31
RAMTRON INTERNATIONAL CORP
filed 2007-05-09
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2007

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

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

    Common Stock, $0.01 par value - 26,118,608 shares as of May 4, 2007.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets as of March 31, 2007 and
             December 31, 2006 . . . . . . . . . . . . . . . . . . . . .   3
        (b)  Consolidated Statements of Operations and
             Comprehensive Loss for the Three Months ended
             March 31, 2007 and 2006 . . . . . . . . . . . . . . . . . .   4
        (c)  Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 2007 and 2006  . . . . . . . .   5
        (d)  Notes to Financial Statements . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . .  22

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .  22

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except par value and share amounts)

                                                         Mar. 31,    Dec. 31,
                                                           2007        2006
                                                        ---------   ---------
                                                       (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                            $  5,430    $  4,305
   Accounts receivable, less allowances
     of $521 and $351, respectively                        6,822       7,183
   Inventories                                             5,082       6,006
   Other current assets                                      506         494
                                                        ---------   ---------
      Total current assets                                17,840      17,988

Property, plant and equipment, net                         4,445       4,527
Goodwill, net                                              2,050       2,038
Intangible assets, net                                     7,653       7,752
Other assets                                                 149         152
                                                        ---------   ---------
      Total assets                                      $ 32,137    $ 32,457
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,503    $  3,023
   Accrued liabilities                                     1,038       1,317
   Deferred revenue                                        1,040       1,040
   Current portion of long-term promissory notes           1,368       1,366
                                                        ---------   ---------
      Total current liabilities                            5,949       6,746

Deferred revenue                                           2,528       2,780
Long-term promissory notes                                 5,600       5,859
                                                        ---------   ---------
      Total liabilities                                   14,077      15,385
                                                        ---------   ---------
      Commitments and contingencies (Note 6)

Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 authorized;
     26,118,608 and 25,107,788 shares issued and
     outstanding, respectively                               261         251
   Additional paid-in capital                            244,335     243,206
   Accumulated other comprehensive income                    187         136
   Accumulated deficit                                  (226,723)   (226,521)
                                                        ---------   ---------
      Total stockholders' equity                          18,060      17,072
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 32,137    $ 32,457
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED March 31, 2007 AND 2006
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                                           2007       2006
                                                         ---------  ---------
Revenue:
   Product sales                                         $ 10,713   $  9,225
   License and development fees                               179        213
   Royalties                                                  196        176
                                                         ---------  ---------
                                                           11,088      9,614
                                                         ---------  ---------
Costs and expenses:
   Cost of product sales                                    5,257      4,263
   Research and development                                 2,645      2,554
   Sales and marketing                                      1,685      1,371
   General and administrative                               1,523      1,337
                                                         ---------  ---------
                                                           11,110      9,525
                                                         ---------  ---------
Operating income (loss)                                       (22)        89
Interest expense, other                                      (155)      (170)
Other income (loss), net                                       (4)        11
                                                         ---------  ---------
Loss from operations before income tax provision             (181)       (70)
Income tax provision                                          (21)       (10)
                                                         ---------  ---------
Loss from operations                                         (202)       (80)
                                                         =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     52          8
                                                         ---------  ---------
    Comprehensive loss                                   $   (150)  $    (72)
                                                         =========  =========
Net loss per share:
  Basic and diluted                                      $  (0.01)  $  (0.00)
                                                         =========  =========
Weighted average shares outstanding:
   Basic and diluted                                       24,926     24,388
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)
                             (Amounts in thousands)
                                                           2007        2006
                                                         ---------  ---------
Cash flows from operating activities:
   Net loss                                              $   (202)  $    (80)
   Adjustments used to reconcile net loss
    to net cash used in operating activities:
     Depreciation                                             380        347
     Amortization                                             141        141
     Stock-based compensation                                 482        290
     Imputed interest on note payable                          21         23
     Provision for inventory write-off and warranty charge     24         --
     Loss on abandonment of patents                            --         33

   Changes in assets and liabilities:
     Accounts receivable                                      361       (322)
     Inventories                                              900       (558)
     Accounts payable and accrued liabilities                (769)       453
     Deferred revenue                                        (252)      (233)
     Other                                                     (9)       220
                                                         ---------  ---------
       Net cash provided by operating activities            1,077        314
                                                         ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (324)      (690)
   Payments for intellectual property                          (7)       (28)
                                                         ---------  ---------
       Net cash used in investing activities                 (331)      (718)
                                                         ---------  ---------
Cash flows from financing activities:
   Principal payments on promissory notes                    (278)      (268)
   Issuance of common stock                                   657         --
                                                         ---------  ---------
       Net cash provided by (used in) financing
          activities                                          379       (268)
                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents        1,125       (672)
Effect of foreign currency                                     --          8
Cash and cash equivalents, beginning of period              4,305      3,345
                                                         ---------  ---------
Cash and cash equivalents, end of period                 $  5,430   $  2,681
                                                         =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                $    113   $    119
                                                         =========  =========
   Cash paid for income taxes                            $     57   $     --
                                                         =========  =========
Changes in capital expenditures not yet paid             $    (30)  $   (313)
                                                         =========  =========
See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2007
-----------------------------------------------------------------------------
NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at March 31, 2007, audited consolidated financial statements at December 31, 2006 and unaudited for the three months ended March 31, 2007 and 2006 have been prepared from the books and records of Ramtron International Corporation, (the "Company"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, patent costs, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of expected operating results for the full year.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We will adopt this new standard on January 1, 2008 and are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or consolidated results of operations.

                                    Page-6

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders' equity. See Note 10 below.

NOTE 3.   STOCK-BASED COMPENSATON

The Company has four stock option plans: the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collectively, the "Plans." The Plans collectively reserve 11,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1989 Plan and 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock is satisfied by issuing authorized unissued common stock. The 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one to three years from the date of grant, except when performance conditions apply. As of March 31, 2007, the Company has not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the quarter ended March 31, 2007 and 2006 is as follows:

Income Statement Classifications             2007       2006
--------------------------------            ------     ------
                                         (amounts in thousands)

Cost of Sales                                $ 20       $ --
Research and development                       82         79
Sales and marketing                            82         29
General and administrative                    298        182
                                             ----       ----
Total                                        $482       $290
                                             ====       ====

As of March 31, 2007, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

                                    Page-7

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

The assumptions used to value option grants for the quarters ending March 31, 2007 and 2006 are as follows:

                                              2007          2006
                                           ----------    ----------
          Risk free interest rate             4.6%          4.85%
          Expected dividend yield               0%             0%
          Expected term (in years)            6.25           6.25
          Expected volatility                  78%            91%

The weighted average fair value per share of shares granted during the three months ended March 31, 2007 and 2006 was $2.16 and $1.49, respectively.

The following table summarizes stock option activity related to the Company's Plans for the three months ended March 31, 2007:

                                                             March 31, 2007
                                    -------------------------------------------------------------
                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2006         6,438            $3.57

Granted                                     20             3.02
Exercised                                 (292)            2.25
Expired                                   (485)            7.39
                                         ------           -----
Outstanding at March 31, 2007            5,681            $3.31            7.10          $1,423

Ending Exercisable                       3,824            $3.58            6.21          $  885

                                    Page-8

The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the exercise price of the shares. The market value as of March 31, 2007 was $2.68, as reported by The Nasdaq Stock Market.

Cash received from option exercises for the three months ended March 31, 2007 was $657,000. The actual tax benefit realized for the tax deduction from option exercises was $151,000.

RESTRICTED STOCK

As of March 31, 2007, the Company had 635,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. The Company also had 353,000 shares of restricted stock outstanding that vest over a one year period and vest solely on a service condition. As of March 31, 2007, there was approximately $2.7 million of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of two years. These awards are valued based upon the market value of the common stock on the date of grant, and we assume no forfeitures for the restricted stock.

A summary of non-vested restricted shares during the quarter ended March 31, 2007 is as follows (in thousands):

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
Outstanding at
December 31, 2006                270

Granted                          721                      $2.81
Forfeited                         (3)
                                 ----
Outstanding at
March 31, 2007                   988
                                 ====

NOTE 4.   INVENTORIES

Inventories consist of:
                                             Mar. 31,     Dec. 31,
                                              2007          2006
                                            ---------     --------
                                                (in thousands)

          Finished goods                       $2,585      $1,915
          Work in process                       2,613       4,207
          Obsolescence reserve                   (116)       (116)
                                               -------     -------
                                               $5,082      $6,006
                                               =======     =======

                                    Page-9

NOTE 5.   EARNINGS PER SHARE

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

The following table sets forth the calculation of net loss per common share for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2007      2006
                                                    --------  --------

Net loss                                            $  (202)  $   (80)
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             25,108    24,388
   Less: Restricted stock at beginning of period       (270)       --
   Weighted average common shares issued
     during period                                       88        --
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              24,926    24,388

   Effect of other dilutive securities:
    Options                                              --        --
    Warrants                                             --        --
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            24,926    24,388
                                                    ========  ========

Net loss per share:
  - basic and diluted                               $ (0.01)  $ (0.00)
                                                    ========  ========

As of March 31, 2007 and 2006, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                    Page-10

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2007    March 31, 2006
                                    --------------    --------------
                                            (in thousands)

Warrants                                  2,273            2,331
Options                                   5,681            6,663
Restricted stock                            988               --

A warrant for approximately 58,000 shares of common stock expired in March
2007.

NOTE 6.   CONTINGENCIES

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

LITIGATION. The Company is involved in legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings at March 31, 2007 against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 7.   LONG-TERM DEBT

Long-term debt:

                                             Mar. 31,     Dec. 31,
                                              2007          2006
                                            ---------     --------
                                                (in thousands)

National Semiconductor promissory note         $1,480      $1,459
Mortgage note                                   4,071       4,099
Silicon Valley Bank term loan                   1,417       1,667
                                               -------     -------
                                                6,968       7,225
Long-term debt current maturities              (1,368)     (1,366)
                                               -------     -------
Total                                          $5,600      $5,859
                                               =======     =======

                                    Page-11

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").
The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 8.75% at March 31, 2007, with a minimum interest rate of 6.00% per year. The Amendment also removes the prepayment penalty for the Amended Loan Agreement, allows the payoff of the existing mortgage on our Colorado Springs headquarters, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications as set forth in the Amendment.

The Company's available funds at March 31, 2007 under this revolving credit agreement were $3.9 million per the current borrowing base. At March 31, 2007, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is a maximum of $6,000 per quarter.

The Company is required to comply with certain covenants under the credit facility, including without limitation, minimum debt service covenant ratios, liquidity ratios, and maintain certain leverage ratios, and is subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of assets or property, changes in business, ownership or location of collateral, mergers or acquisitions, and paying subordinated debt.

The Company was in compliance with all covenants as of March 31, 2007.

NOTE 8.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor products.

NOTE 9.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                       March 31,         December 31,
                                         2007                2006
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 5,993             $ 5,981
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,050             $ 2,038
                                       ========            ========

   Patents and core technology          10,968              10,922
   Accumulated amortization             (3,315)             (3,170)
                                       --------            --------
      Intangible assets, net           $ 7,653             $ 7,752
                                       ========            ========

                                    Page-12

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

The change in the carrying amount of goodwill for the three-month period ended March 31, 2007 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended
March 31, 2007 and 2006, remained flat at $141,000. Estimated amortization expense for intangible assets, is $565,000 annually in 2007 through 2011 and $5 million thereafter.

NOTE 10.   INCOME TAXES

New Accounting Pronouncement: We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109"
("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

                                    Page-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part II - Other Information, Item 1A "Risk Factors," elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

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

RECOGNITION OF REVENUE. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We would defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

                                    Page-14

INVENTORY VALUATION. We write-down our inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We seek to maintain a stringent credit approval process although management must make significant judgments in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor our customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

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

                                    Page-15

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

INVENTORY VALUATION ADJUSTMENTS. Our working capital requirements have followed our sales growth. We must carry adequate amounts of inventory to meet our customers' rapid delivery requirements. To do this, we order products and build inventory substantially in advance of product shipments, based on internal forecasts of customer demand. We have, in the past, produced excess quantities of certain products and this, in combination with the difficulty of predicting future average selling prices, has resulted in us incurring inventory valuation adjustments. In addition, our distributors have a right to return products under certain conditions, which affects inventory reserves. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data.

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory ("FRAM"). FRAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and can simplify the design of electronic systems. In many cases, we are the sole provider of FRAM-enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

                                    Page-16

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our FRAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

Three-Month Financial Highlights
--------------------------------

Our revenue was $11.1 million and $9.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. We reported a net loss of $202,000 for the first quarter of 2007, compared with a net loss of $80,000 for the same quarter of 2006. Our basic and diluted earnings per share were $(0.01) and $(0.00) per share for the quarters ended March 31, 2007 and 2006, respectively.

For the three-month period ending March 31, 2007, total revenue increased 15%, or $1.5 million from the same period a year ago. Product sales also increased 16% from the same period in 2006. The Company shipped a total of
11.7 million units in the quarter ended March 31, 2007, which represents an increase of 2.8 million units shipped from the same period in 2006. Our average selling price was approximately 11% lower for the quarter ended
March 31, 2007, compared with the same period in 2006. This decrease was due to a broader customer base with a different product mix and discounts for certain customers with increasing volume.

For the three-month periods ending March 31, 2007 and 2006, product sales were approximately 97% and 96% of total revenue, respectively. The remaining revenue was generated primarily through license and development fees, royalties and customer-sponsored research and development.

Our costs and expenses for the three-month period ended March 31, 2007 were $11.1 million, which was an increase of $1.6 million from the same period a year ago. The increase in 2007 was due to increased stock-based compensation costs of $200,000 compared to the same period a year ago. Also, cost of sales was $1 million higher due to increased sales volume in 2007. Sales and marketing expenses increased $314,000 compared to the same quarter in 2006 due to increased headcount and commissions, as well as stock-based compensation costs.

Cost of product sales as a percentage of product revenue was 49% and 46% for the three month periods ending March 31, 2007 and 2006, respectively. Gross margin was 51% and 54% for the three month periods ending March 31, 2007 and 2006, respectively. Earlier than anticipated orders for processor-companion products that are relatively early in the yield cycle pressured gross margins in the quarter ended March 31, 2007.

                                    Page-17

General Highlights:
------------------

On March 6, 2007, the Company and Texas Instruments ("TI") entered into a commercial manufacturing agreement for FRAM memory products. The Company will provide design, testing and other activities associated with product development efforts, and TI will provide foundry services for a minimum period of two (2) years, subject to certain obligations for us with respect to minimum orders.

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement"). The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The Amendment also removes the prepayment penalty for the Amended Loan Agreement, allows the payoff of the existing mortgage for our Colorado Springs headquarters, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications as set forth in the Amendment.

On April 10, 2007, the Audit Committee of the Board of Directors of the Company dismissed KPMG as Ramtron's independent registered public accounting firm. The Audit Committee's decision to dismiss KPMG was approved and ratified by the Board of Directors. The Audit Committee engaged Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") as Ramtron's independent registered public accounting firm for the fiscal year ending December 31, 2007 and to perform procedures related to the financial statements to be included in Ramtron's quarterly reports on Form 10-Q, beginning with and including the quarter ending March 31, 2007. The Audit Committee made the decision to engage EKS&H and that decision was approved and ratified by Ramtron's Board of Directors.

Product Revenue Highlights:
--------------------------

Total product sales were $10.7 million, up 16% from the year-ago comparable quarter. Product unit sales were 11.7 million for the quarter ended
March 31, 2007, up 32% from the same period in 2006.

Product gross margin was 51%, a decrease of 3% from the year-ago comparable quarter.

Integrated product revenue grew 78% to $1.7 million, or 16% of FRAM product revenue, during the first quarter of 2007, compared with $957,000, or 10% of FRAM revenue, for the first quarter of 2006.

                                    Page-18

Product Highlights:
------------------

The Company introduced its first +125 degrees centigrade FRAM memory device. The FM25C160, a grade 1, and AEC-Q100-qualified, 16Kb, 5V, serial peripheral interface (SPI) FRAM, is now specified to operate over the entire automotive temperature range of -40 to +125 degrees centigrade. This extended operating temperature range moves FRAM into applications beyond the passenger cab and "under the hood."

The Company launched the semiconductor industry's first 4-megabit (Mb) FRAM memory, the highest-density FRAM product available. The FM22L16 is a 4Mb, 3-volt, parallel nonvolatile RAM in a 44-pin thin small outline plastic (TSOP) package that features fast access, virtually unlimited read/write cycles and low power consumption. Pin-compatible with asynchronous static RAM ("SRAM"), the FM22L16 targets industrial control systems such as robotics, network and data storage applications, multi-function printers, auto navigation systems and a host of other SRAM-based system designs. The FM22L16 is a drop-in replacement for standard asynchronous SRAMs, but superior as it does not require a battery for data backup and is inherently more reliable due to its monolithic form. The FM22L16 is a true surface-mount solution, requiring no rework steps for battery attachment and, unlike SRAM, is highly resistant to moisture, shock and vibration.

The Company and Texas Instruments ("TI") announced a significant milestone in the development of FRAM technology that has resulted in a commercial manufacturing agreement for FRAM memory products. The agreement provides for the production of Ramtron's FRAM memory products on TI's advanced 130-nanometer (nm) FRAM manufacturing process, including Ramtron's 4Mb FRAM memory announced concurrently in a separate press release. Ramtron and TI have been working together since August 2001, when the companies entered into a FRAM licensing and development agreement.

QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006.

REVENUE. Total revenue for the quarter ended March 31, 2007 was $11.1 million, an increase of $1.5 million or 15%, from the quarter ended March 31, 2006.

Product sales increased $1.5 million, or 16%, for the quarter ended
March 31, 2007 to $10.7 million compared with the same period in 2006.
The Company shipped a total of 11.7 million units in the quarter ended March 31, 2007, which represents 2.8 million additional units shipped from the same period in 2006. Our average selling price was approximately 11% lower for the quarter ended March 31, 2007 compared with the same period in 2006. This decrease was due to a broader customer base with a different product mix and discounts for certain customers with increasing volume.

We recognized $179,000 and $213,000 in license and development fee revenue during the quarters ended March 31, 2007 and 2006, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

                                    Page-19

We recognized royalty revenue of $196,000 and $176,000 in the quarters ended March 31, 2007 and 2006, respectively. Royalty revenue in 2007 and 2006 is attributable to FRAM licensing agreements with existing licensees.

COST OF SALES. Overall cost of product sales increased $1 million for the quarter ended March 31, 2007 to $5.3 million compared with the same period in 2006. Cost of sales as a percentage of product sales was 49% in the first quarter of 2007, compared with 46% in the same period in 2006. This increase was due to earlier than anticipated orders for processor-companion products that were relatively early in their yield cycle, which in turn pressured product margin for the quarter.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $100,000 for the quarter ended March 31, 2007 to $2.6 million compared with the same period in 2006. This increase was primarily related to increased expenditures relating to increased product development associated with our 4Mb FRAM project. Research and development spending expressed as a percentage of total revenue was 24% during the first quarter of 2007 and 27% during the first quarter of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $186,000 for the quarter ended March 31, 2007 to $1.5 million compared with the same period in 2006. This change resulted from increased stock-based compensation expense, offset by decreased outside audit fees. General and administrative expense expressed as a percentage of total revenue remained flat at 14% during the first quarter of 2007 and 2006.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $314,000 for the quarter ended March 31, 2007 to $1.7 million compared with the same period in 2006. This change primarily resulted from increased sales and representative commissions, increased sales and marketing personnel and a provision for a receivable from a U.S. distributor. Sales and marketing spending expressed as a percentage of total revenue was 15% and 14% during the first quarter of 2007 and 2006, respectively.

INTEREST EXPENSE, OTHER. Other interest expense decreased $15,000 for the quarter ended March 31, 2007 to $155,000, compared with the same period in 2006. This decrease was primarily related to decreased interest charges due to lower principal debt outstanding at the end of March 31, 2007 compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2007 was $1.1 million, $763,000 higher than the same period in 2006.

The increase in net cash provided by operations from the prior year quarter was due primarily to the changes in our working capital accounts. Our changes in inventory and accounts receivable in 2007 was due to faster collection and continued inventory management diligence, which contributed $2.1 million to this increase. This was offset by a $1.2 million change in accounts payable, related to timing of our payments to our vendors. We continue to focus on the management of our operating working capital accounts to maximize cash flow.

                                    Page-20

Investment Activities. The Company used $387,000 less cash than in the same quarter in 2006 primarily due to the reduction of capital expenditures in the quarter ended March 31, 2007.

Cash from financing activities increased $647,000 in the quarter ended
March 31, 2007, compared with the same period in 2006, due to the issuance of common stock relating to stock option exercised.

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").
The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 8.75% at March 31, 2007, with a minimum interest rate of 6.00% per year. The Amendment also removes the prepayment penalty for the Amended Loan Agreement, allows the payoff of our existing mortgage on our Colorado Springs headquarters, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications as set forth in the Amendment.

As of March 31, 2007, no balance was outstanding on our revolving credit facility.

In the future, the primary source of operating cash flows is expected to be product sales.

We had $5.4 million in cash and cash equivalents at March 31, 2007. We believe we have sufficient resources to fund our operations through 2007. If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interest. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

OUTLOOK

The following statements are based on the Company's current expectations of results for the year 2007. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to Ramtron's customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

                                    Page-21

For full-year 2007, management currently projects:

  - Overall product revenue growth of 20% to 25% over full year 2006 product revenue of $39.1 million.

  -  Gross margin of 52% to 54%

  - Other revenue for full year 2007, including license and development fees and royalties, of approximately $1.1 million

  - Total operating expenses to be approximately 47% to 48% of total revenue

  - By expense line item, management is targeting sales and marketing to be 14% to 15% of total revenue, research and development to be 22% of total revenue, and general and administrative to be 11% of total revenue

  - Net income, including stock-based compensation expense, as a percentage of total revenue, of 0.5% to 1.5%

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio consisted of $4 million at March 31, 2007 and is comprised solely of U.S. money market accounts. The Company's interest income would decrease if interest rates were to decline, however, any such decline in interest rates and corresponding interest income would be not material to the Company's financial results.

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

At March 31, 2007, we had floating rate debt outstanding of $1.4 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

                                    Page-22

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At March 31, 2007, our accumulated net loss was $227 million. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

                                    Page-23

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

We may be subject to intellectual property infringement claims that result in costly litigation and could harm our business and ability to compete. Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory technology. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement

                                    Page-24
against us or against our licensees in connection with their use of our technology. In the event of claims of infringement against our licensees with respect to our technology, we may be required to indemnify our licensees, which could be very costly. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology would harm our business and result in significant cash expense to us to cover litigation costs, as well as the reduction of future license revenue.

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

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect

                                    Page-25
any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties and the long lead times involved, should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

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

We currently rely on foundry services from Fujitsu in Japan to manufacture our FRAM Products, and in March 2007, entered into an agreement with Texas Instruments within the U.S. to manufacture certain FRAM products for us, and we rely on a small number of other third-party contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slow down in customer orders due to seismic activity, other force majeure

                                    Page-26
events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and foreign subcontractors for die assembly and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

                                    Page-27

EMERGING TECHNOLOGIES AND STANDARDS MAY POSE A THREAT TO THE COMPETITIVENESS OF OUR PRODUCTS.

Competition affecting our FRAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot provide assurance that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our competitors or customers may offer new products based on new technologies, new industry standards or end-user or customer requirements, including products that have the potential to replace, or provide lower-cost or higher-performance alternatives to, our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

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

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the quarter ended March 31, 2007, was $2.6 million, or 24% of our total revenue for the quarter ended March 31, 2007.

                                    Page-28

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

                                    Page-29

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

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR FRAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our FRAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we depend on for our FRAM wafer supply, market certain FRAM memory products that compete with certain of our FRAM products. Some of our licensees have suspended or terminated their FRAM initiatives, while others may still be pursuing a possible FRAM-based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology will sell such products worldwide. We are entitled to royalties from sales of FRAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's FRAM manufacturing capacity. Our licensees may, however, give the development and manufacture of their own FRAM products a higher priority than ours. Any competition in the marketplace from FRAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

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

                                    Page-30

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

                                    Page-31

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

Risks Related to Acquisitions
-----------------------------

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

As part of our strategy to increase our revenue and expand our product lines, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Future acquisitions that we may make or joint ventures that we may enter into with other companies, could require us to incur debt or contingent liabilities or require us to issue equity securities that could cause the trading price of our stock to decline. Potential acquisitions that we may make, or joint ventures that we may enter into also, entail a number of risks that could materially and adversely affect our business and operating results, including:

   - problems integrating the acquired operations, technologies or products with our existing business and products;

   - the diversion of management's time and attention from our core business;

                                    Page-32

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances ("RoHS"), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS took effect on July 1, 2006. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as

                                    Page-33
manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in financial harm to us.

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

                                    Page-34

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

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Trading in our common stock tends to be thin with low volume. Three entities own or control approximately 28% of our outstanding common stock or securities exercisable for common stock. As of March 31, 2007, the National Electrical Benefit Fund beneficially owns or controls approximately 9.4% of our outstanding common stock, which includes shares issuable upon the exercise of warrants to purchase 905,697 additional shares. In addition as of March 31, 2007, Ashford Capital Management and Cortina Asset
Management, each an investment advisor, beneficially owns or controls approximately 9.5% and 9.5% of our outstanding shares. The ownership and/or control by these shareholders may have the effect of delaying, deferring or preventing a change in control of us. Any program by these holders to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS AND COULD AFFECT THE PRICE OF OUR COMMON STOCK.

                                    Page-35

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

ITEMS 2-5

Not Applicable

ITEM 6.   EXHIBITS

(a)  Exhibits:

10.53* Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.

31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.
32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.
----------
* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 8, 2007                             /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-36