Form 10-Q
period 2007-06-30
RAMTRON INTERNATIONAL CORP
filed 2007-08-07
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer / /, Accelerated filer / /, Non-accelerated filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

    Common Stock, $0.01 par value - 26,063,320 shares as of August 2, 2007.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of June 30, 2007 and
               December 31, 2006 . . . . . . . . . . . . . . . . . . . .    3
          (b)  Consolidated Statements of Operations and
               Comprehensive Income for the Three and Six Months
               ended June 30, 2007 and 2006  . . . . . . . . . . . . . .    4
          (c)  Consolidated Statements of Cash Flows for the
               Six Months ended June 30, 2007 and 2006 . . . . . . . . .    5
          (d)  Notes to Financial Statements . . . . . . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . .  27

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  27

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . .  28

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . .  40

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except par value and share amounts)

                                                         June 30,    Dec. 31,
                                                           2007        2006
                                                        ---------   ---------
                                                       (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                            $  5,049    $  4,305
   Accounts receivable, less allowances
     of $457 and $351, respectively                        8,547       7,183
   Inventories                                             4,683       6,006
   Other current assets                                      509         494
                                                        ---------   ---------
      Total current assets                                18,788      17,988

Property, plant and equipment, net                         4,607       4,527
Goodwill, net                                              2,184       2,038
Intangible assets, net                                     7,882       7,752
Other assets                                                 146         152
                                                        ---------   ---------
      Total assets                                      $ 33,607    $ 32,457
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,189    $  3,023
   Accrued liabilities                                     1,194       1,317
   Deferred revenue                                        1,037       1,040
   Current portion of long-term promissory notes           1,370       1,366
                                                        ---------   ---------
      Total current liabilities                            6,790       6,746
Deferred revenue                                           2,275       2,780
Long-term promissory notes                                 5,088       5,859
                                                        ---------   ---------
      Total liabilities                                   14,153      15,385
                                                        ---------   ---------
      Contingencies and commitments (Notes 6 and 7)

Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 authorized;
     26,041,607 and 25,107,788 shares issued and
     outstanding, respectively                               261         251
   Additional paid-in capital                            244,906     243,206
   Accumulated other comprehensive income                    762         136
   Accumulated deficit                                  (226,475)   (226,521)
                                                        ---------   ---------
      Total stockholders' equity                          19,454      17,072
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 33,607    $ 32,457
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED June 30, 2007 AND 2006
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2007      2006      2007      2006
                                       --------  --------  --------  --------
Revenue:
   Product sales                       $11,936   $ 9,936   $22,648   $19,161
   License and development fees            179       179       358       393
   Royalties                               117       136       313       312
   Customer-sponsored research
     and development                       100        --       100        --
                                       --------  --------  --------  --------
                                        12,332    10,251    23,419    19,866
                                       --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                 5,622     4,850    10,878     9,113
   Research and development              2,704     2,310     5,349     4,864
   Customer-sponsored research
     and development                        94        --        94        --
   General and administrative            1,609     1,309     3,132     2,645
   Sales and marketing                   1,975     1,481     3,660     2,853
                                       --------  --------  --------  --------
                                        12,004     9,950    23,113    19,475
                                       --------  --------  --------  --------
Operating income from
   continuing operations                   328       301       306       391

Interest expense                          (122)     (147)     (277)     (317)
Other income, net                           68        69        64        79
                                       --------  --------  --------  --------
Income from continuing operations
  before income tax provision              274       223        93       153
Income tax provision                       (26)      (25)      (47)      (35)
                                       --------  --------  --------  --------
Net income                             $   248   $   198   $    46    $   118
                                       ========  ========  ========  ========
Other comprehensive income, net
   of tax:
  Foreign currency translation
    adjustments                            575       291       627       299
                                       --------  --------  --------  --------
    Comprehensive income               $   823   $   489   $   673   $   417
                                       ========  ========  ========  ========
Net income per share:
  Basic and diluted:                   $  0.01   $  0.01   $  0.00   $  0.00
                                       ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                 25,130    24,388    25,029    24,388
                                       ========  ========  ========  ========
  Diluted                               26,121    24,443    25,845    24,447
                                       ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Unaudited)
                             (Amounts in thousands)

                                                           June 30,  June 30,
                                                             2007      2006
                                                           --------  --------
Cash flows from operating activities:
   Net income                                              $    46   $   118
   Adjustments used to reconcile net income to net
   cash used in operating activities:
     Depreciation                                              761       710
     Amortization                                              287       283
     Stock-based compensation                                1,053       594
     Imputed interest on note payable                           40        44
     Provision for inventory write-off and warranty charge      47       278
     Loss on abandonment of intangible assets                   27        78

Changes in assets and liabilities:
   Accounts receivable                                      (1,364)      522
   Inventories                                               1,276     1,306
   Accounts payable and accrued liabilities                   (177)   (1,200)
   Deferred revenue                                           (508)     (553)
   Other                                                        (9)      224
                                                           --------  --------
       Net cash provided by operating activities             1,479     2,404
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                  (566)     (953)
   Intellectual property                                       (27)      (50)
                                                           --------  --------
       Net cash used in investing activities                  (593)   (1,003)
                                                           --------  --------
Cash flows from financing activities:
   Principal payments on promissory notes                     (807)     (795)
   Issuance of common stock                                    657        --
                                                           --------  --------
       Net cash used in financing activities                  (150)     (795)
                                                           --------  --------
Net increase in cash and cash equivalents                      736       606

Effect of foreign currency                                       8        13
Cash and cash equivalents, beginning of period               4,305     3,345
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 5,049   $ 3,964
                                                           ========  ========

                                    Page-5

Supplemental disclosure of cash flow information:

   Cash paid for interest                                  $   313   $   129
                                                           ========  ========
   Cash paid for income taxes                              $    57   $    --
                                                           ========  ========
   Disposal of fully depreciated assets with
      no proceeds                                          $ 2,382   $     4
                                                           ========  ========

   Changes in capital expenditures not yet paid            $   220   $  (297)
                                                           ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-6

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
=============================================================================

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, and the audited consolidated financial statements at December 31, 2006 have been prepared from the books and records of Ramtron International Corporation, (the "Company"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, patent costs, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of expected operating results for the full year.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We will adopt this new standard on January 1, 2008 and are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

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

                                    Page-7

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders' equity. See Note 10 below.

NOTE 3.   STOCK-BASED COMPENSATON

The Company has four stock option plans: the 1989 Non-statutory Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collectively, the "Plans." The Plans collectively reserve 11,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1989 Plan and 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock is satisfied by issuing authorized unissued common stock. The 2005 Plan permits the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one to three years from the date of grant, except when performance conditions apply. As of June 30, 2007, the Company had not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the three and six months ended June 30, 2007 and 2006 was as follows:

                                       Three months ended   Six months ended
Income Statement Classifications            June 30,             June 30,
--------------------------------       ------------------   ----------------
                                                   (in thousands)
                                        2007       2006      2007      2006
                                       ------     ------    ------    ------
Cost of sales                          $  30      $  29     $   50    $  29
Research and development                  98         49        180      128
Sales and marketing                       98         24        180       53
General and administrative               345        203        643      384
                                       ------     ------    -------   ------
Total                                  $ 571      $ 305     $1,053    $ 594
                                       ======     ======    ======    ======

As of June 30, 2007, there was $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

                                    Page-8

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

The assumptions used to value option grants for the three and six months ended June 30, 2007 and 2006 are as follows:

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                            ------------------         -------------------
                              2007      2006             2007      2006
                            --------  --------         --------   --------

  Risk free interest rate     5.05%     5.12%            4.82%      4.86%
  Expected dividend yield        0%        0%               0%         0%
  Expected term (in years)  6.25 yrs  6.25 yrs         6.25% yrs  6.25 yrs
  Expected volatility           75%       86%              77%        89%

The weighted average fair value per share of shares granted during the six months ended June 30, 2007 and 2006 was $2.15 and $1.50, respectively.

The following table summarizes stock option activity related to the Company's Plans for the six months ended June 30, 2007:

                                                             June 30, 2007
                                    -------------------------------------------------------------
                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2006         6,438            $3.57

Granted                                     21             3.02
Exercised                                 (293)            2.25
Expired/Forfeited                         (563)            6.81
                                         ------           -----
Outstanding at June 30, 2007             5,603            $3.31           6.68          $3,015

Ending Exercisable                       3,830            $3.57           5.75          $1,889

                                    Page-9

The intrinsic value is calculated as the difference between the market value as of June 30, 2007 and the exercise price of the shares. The market value as of June 30, 2007 was $3.21, as reported by The Nasdaq Stock Market.

Cash received from option exercises for the six months ended June 30, 2007 was $657,000.

RESTRICTED STOCK

As of June 30, 2007, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. The Company also had 336,000 shares of restricted stock outstanding that vest over a one year period and subject to continued service. As of June 30, 2007, there was approximately $1.8 million of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.75 years. These awards are valued based upon the market value of the common stock on the date of grant and assuming an 8% forfeiture rate.

A summary of non-vested restricted shares during the six months ended June 30, 2007 is as follows (in thousands):

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
Outstanding at
December 31, 2006                270                      $3.72

Granted                          721                       2.81
Forfeited                        (80)                      2.97
                                 ----                     -----
Outstanding at
June 30, 2007                     911                     $3.06
                                 ====                     =====

NOTE 4.   INVENTORIES

Inventories consist of:
                                             June 30,     Dec. 31,
                                               2007         2006
                                            ---------     --------
                                                (in thousands)

          Finished goods                       $2,308      $1,915
          Work in process                       2,521       4,207
          Obsolescence reserve                   (146)       (116)
                                               -------     -------
                                               $4,683      $6,006
                                               =======     =======

                                    Page-10

NOTE 5.   EARNINGS PER SHARE

We calculate income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by weighted average shares outstanding. Diluted net income (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. In periods where we recorded a net loss, all potentially dilutive securities, including warrants, restricted stock, and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income per common share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         2007      2006      2007      2006
                                       --------  --------  --------  --------

Net income                             $   248   $   198   $    46   $   118
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of
     period                             26,119    24,388    25,108    24,388
   Less:  Non-vested restricted stock
     at Beginning of period               (989)       --      (270)       --
   Weighted average common
     shares issued during period            --        --       191        --
                                       --------  --------  --------  --------

Weighted average common shares at
  end of period - basic                 25,130    24,388    25,029    24,388

   Effect of other dilutive securities:
    Options                                552        55       459        59
   Restricted stock                         95        --        34        --
   Warrants                                344        --       323        --
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted               26,121    24,443    25,845    24,447
                                       ========  ========  ========  ========
Net income per share:
  - basic and diluted                  $  0.01   $  0.01   $  0.00   $  0.00
                                       ========  ========  ========  ========

                                    Page-11

For the three and six months ended June 30, 2007 and 2006, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                    Three Months    Six Months    Three Months    Six Months
                        Ended          Ended          Ended          Ended
                    June 30, 2007  June 30, 2007  June 30, 2006  June 30, 2006
                    -------------  -------------  -------------  -------------
                                          (in thousands)

Warrants                1,367          1,367          2,331         2,331
Options                 2,574          3,006          6,550         6,546

NOTE 6.   CONTINGENCIES

PATENT MATTERS. The Company's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. The Company cannot be certain that third parties will not make a claim of infringement against the Company or against its semiconductor company licensees, in connection with our or their use of the Company's technology or assert other intellectual property-based claims. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to the Company on acceptable terms or at all. A successful claim of infringement against the Company or one of its semiconductor manufacturing licensees in connection with our use of the Company's technology could materially adversely impact the Company's results of operations.

LITIGATION. The Company is involved in legal matters in the ordinary course of business. Although the outcome of any such legal action cannot be predicted, management believes that there were no pending legal proceedings as of June 30, 2007 against or involving the Company for which the outcome would have a material adverse effect upon the Company's financial position or results of operations.

                                    Page-12

NOTE 7.   LONG-TERM DEBT

Long-term debt:

                                             June 30,     Dec. 31,
                                              2007          2006
                                            ---------     --------
                                                (in thousands)

National Semiconductor promissory note        $1,249      $1,459
Mortgage note                                  4,042       4,099
Silicon Valley Bank term loan                  1,167       1,667
                                              -------     -------
                                               6,458       7,225
Long-term debt current maturities             (1,370)     (1,366)
                                              -------     -------
Total                                         $5,088      $5,859
                                              =======     =======

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").
The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 8.75% at June 30, 2007, with a minimum interest rate of 6.00% per year. The Amendment also removed the prepayment penalty for the Amended Loan Agreement, allowed the payoff of the existing mortgage on our Colorado Springs headquarters, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications were made as set forth in the Amendment.

The Company's available funds at June 30, 2007 under the revolving credit agreement were $4.0 million per the current borrowing base. At June 30, 2007, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is a maximum of $6,000 per quarter.

The Company is required to comply with certain covenants under the credit facility, including without limitation, minimum debt service covenant ratios, liquidity ratios, and maintain certain leverage ratios, and is subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of assets or property, changes in business, ownership or location of collateral, mergers or acquisitions, and paying subordinated debt. The Company was in compliance with all covenants as of June 30, 2007.

NOTE 8.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor products.

                                    Page-13

NOTE 9.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                        June 30,         December 31,
                                         2007                2006
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,127             $ 5,981
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,184             $ 2,038
                                       ========            ========

   Patents and core technology          11,383              10,922
   Accumulated amortization             (3,501)             (3,170)
                                       --------            --------
      Intangible assets, net           $ 7,882             $ 7,752
                                       ========            ========

Accounting for goodwill and intangible assets requires that goodwill not be amortized but be tested for impairment at least annually at the reporting unit level. Recognized intangible assets with determinable useful lives should be amortized over their useful life and reviewed for impairment upon occurrence of certain triggering events. At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

The change in the carrying amount of goodwill for the six-month period ended June 30, 2007 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended June 30, 2007 and 2006 was approximately $146,000 and $142,000, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was approximately $287,000 and $283,000, respectively. Estimated amortization expense for intangible assets, is $575,000 annually in 2007 through 2011 and $5.3 million thereafter.

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

                                    Page-14

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense.

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

                                    Page-15

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

                                    Page-17

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

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our FRAM products. This has enabled us to produce new products that address the growing market need for more efficient and cost effective semiconductor products.

Three-Month Financial Highlights
--------------------------------

Our revenue was $12.3 million and $10.3 million for the three-month periods ended June 30, 2007 and 2006, respectively. We reported net income of $248,000 for the second quarter of 2007, compared with net income of $198,000 for the same quarter of 2006. Our basic and diluted earnings per share were $0.01 per share for each of the quarters ended June 30, 2007 and 2006.

For the three-month period ended June 30, 2007, total revenue increased
20%, or $2.1 million from the same period a year ago. Product sales also increased 20% from the same period in 2006. The Company shipped a total of
12.3 million units in the quarter ended June 30, 2007, which represents an increase of 900,000 units shipped during the same period in 2006. Our average selling price was approximately 6% higher for the quarter ended June 30, 2007, compared to the same period in 2006. This increase was due to a combination of a higher average selling price and increased sales across all product lines.

For the three-month periods ended June 30, 2007 and 2006, product sales were approximately 97% of total revenue. The remaining revenue was generated primarily from license and development fees, royalties and customer-sponsored research and development.

                                    Page-18

Our costs and expenses for the three-month period ended June 30, 2007 were $12 million, which was an increase of $2.1 million from the same period a year ago. This increase during the quarter ended June 30, 2007 compared to the same period in 2006 was a result of increased:

  -  cost of sales of $800,000 due to increased sales;

  - sales and marketing expense of $500,000 due to compensation related to added headcount and sales and sales representative commission; and advertising related expenditures;

  - general and administrative expenses of $300,000 primarily due to management bonus accruals; and

  - research and development expenses of $400,000 primarily due to wafer purchases related to our 4Mb FRAM project.

Cost of product sales as a percentage of product revenue was 47% and 49% for the three-month periods ended June 30, 2007 and 2006, respectively. Gross margin was 53% and 51% for the three-month periods ended June 30, 2007 and 2006, respectively. The margin increase was due to operational efficiency improvements within our manufacturing organization.

Six-Months Financial Highlights
-------------------------------

Our revenue was $23.4 million and $19.9 million for the six-month periods ended June 30, 2007 and 2006, respectively. We reported net income of $46,000 for the six-month period June 30, 2007, compared with net income of $118,000 for the same period in 2006. Our basic and diluted earnings per share remained the same at $0.00 per share for each six-month period ended June 30, 2007 and 2006.

For the six-month period ended June 30, 2007, total revenue increased
18%, or $3.6 million from the same period a year ago. Product sales also increased 18% from the same period in 2006. The Company shipped a total of 24 million units in the six-month period ended June 30, 2007, which represents an increase of 3.8 million units shipped during the same period in 2006. Our average selling price was approximately 1% higher for the six months ended June 30, 2007, compared to the same period in 2006.

For the six-month periods ended June 30, 2007 and 2006, product sales were approximately 97% and 96% of total revenue, respectively. The remaining revenue was generated primarily from license and development fees, royalties, and customer-sponsored research and development.

                                    Page-19

Our costs and expenses for the six-month period ended June 30, 2007 were $23.1 million, which was an increase of $3.6 million from the same period a year ago. The increase in the six-month period June 30, 2007 compared to the same period in 2006 was due to increased:

  -  cost of sales of $1.8 million as a result of increased unit sales;

  - sales and marketing of $800,000 primarily due to compensation related costs of $400,000, which included salaries, sales commissions and stock-based compensation; sales representative commission of $115,000; and advertising related activities by $100,000;

  - general and administrative expenses increased $487,000 due to increased stock-based compensation related expenses of $300,000 and management bonus accruals; and

  - research and development expenses increased primarily due to engineering material related expense of $150,000.

Cost of product sales as a percentage of product revenue was 48% and gross margin was 52% for both six-month periods ended June 30, 2007 and 2006.

General Highlights:
------------------

On March 30, 2007, the Company and Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement"). The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The Amendment also removed the repayment penalty for the Amended Loan Agreement, allowed the payoff of our approved mortgage, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications were made as set forth in the Amendment.

On April 10, 2007, the Audit Committee of the Board of Directors of the Company dismissed KPMG as the Company's independent registered public accounting firm. The Audit Committee's decision to dismiss KPMG was approved and ratified by the Board of Directors. The Audit Committee engaged Ehrhardt Keefe Steiner & Hottman PC ("EKS&H") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007 and to perform procedures related to the financial statements to be included in the Company's quarterly reports on Form 10-Q. The Audit Committee made the decision to engage EKS&H and that decision was approved and ratified by the Company's Board of Directors.

On April 25, 2007, Mr. Robert R. Djokovich was elected to the position of Chief Operating Officer for the Company. Mr. Djokovich had served as Vice President of Product Realization for the Company since January 2006.

                                    Page-20

Effective April 25, 2007, the Company entered into Change-in-Control Agreements (the "Agreements") with its executive officers: William W. Staunton, Chief Executive Officer; Eric A. Balzer, Chief Financial Officer; and Robert R. Djokovich, Chief Operating Officer (collectively, the "Executive Officers"). The Company entered into such Agreements to induce retention of its executives and as a means to assure continuity of management and operations. Under the Agreements, in the event of termination of the executive's employment by the Company, other than for "Cause," or by the executive for "Good Reason," the executive will receive: (i) a severance payment equal to two times current annual base salary, plus the greater of either two times the bonus paid to the executive for the prior year, or two times the target bonus for the current year; (ii) reimbursement for up to 18 months of continued eligibility to participate in medical and health benefit plans on the same use, terms and conditions in effect for the executive prior to his/her termination, plus the cash value of an additional six months of the same coverage; and (iii) immediate acceleration of vesting of all outstanding equity awards (stock options and restricted stock) granted to the executive. The Agreements have a two-year term and automatically renew for successive one-year terms unless notice of non-renewal is given ninety days prior to the renewal date.

Product Revenue Highlights:
--------------------------

Total product sales were $11.9 million, up 20% from the year-ago comparable quarter. Product sales were $12.3 million for the quarter ended June 30, 2007, up 89% from the same period in 2006.

Product gross margin was 53%, an increase of 2% from the year-ago comparable quarter.

Integrated product revenue grew 33% to $1.6 million, or 13% of FRAM product revenue, during the second quarter of 2007, compared with $1.2 million, or 12% of FRAM product revenue, for the second quarter of 2006.

Product Highlights:
------------------

The Company introduced the FM33x product family - a new line of FRAM-Enhanced Processor Companions with a high-speed serial peripheral interface (SPI). The FM33x family combines, in one small package, all the benefits of a nonvolatile random access memory with a comprehensive set of highly integrated support and peripheral functions for processor-based designs. The first two products, the FM33256 and the FM3316, are 3-volt devices with 256 kilobits and 16 kilobits of FRAM memory, respectively. This single-chip solution replaces discrete components and reduces costs and board space, supporting commonly-needed system functions in processor-based systems such as meters and automotive telematics applications.

                                    Page-21

The Company launched the semiconductor industry's first nonvolatile state saver - a novel device that saves the state of signals on demand and restores them to the correct state automatically upon power up. FRAM technology uniquely enables this capability due to its fast write time and virtually unlimited write endurance. Currently, our family of low-power, nonvolatile state savers has two products, the FM1105, which operates at 5-volts, and the FM1106, which operates at 3-volts. Both devices are available in a small SOT23 package. We plan to introduce additional state saver products. The state saver operates like conventional logic, but stores and retains the logic state in the absence of power, simplifying the design of system control functions. The nonvolatile state saver can be used in diverse applications such as switch interfaces, relay drivers, LED drivers, recording error flags, power down state detection, nonvolatile counters, tamper indicators, door open indicators, motor on/off control, DIP switch replacement, and jumper replacement, among others.

The Company expanded its line of FRAM Grade 1 automotive memory products with the qualification of an additional serial FRAM device to operate at +125 degrees Celsius (C). The FM25CL64-G - a 3-volt, 64-kilobit (Kb) FRAM product with a high-speed serial peripheral interface (SPI) - is now Grade 1 AEC-Q100 qualified, making it suitable for automotive applications under the hood, as well as many others in the passenger cab. FRAM's No Delay (trademark) writes and virtually unlimited endurance, coupled with a high-speed SPI interface, uniquely enables reliable data writes at maximum bus speed in a variety of automotive applications.

The Company launched an 8051-based microcontroller, the VRS51L3174, with 8 kilobytes (KB) of nonvolatile FRAM memory that drops into industry standard 44-pin QFP sockets for easy device migration. The Company added FRAM memory to its Versa 8051s for a nonvolatile data storage and processing system to produce FRAM-Enhanced MCU products. Operating at 3.3 volts over the entire industrial temperature range, the VRS51L3174 provides an embedded data acquisition solution, targeting a wide array of advanced applications from sensors and meters to industrial control, instrumentation and medical devices.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
-----------------------------------------------------------------------------

REVENUE. Total revenue for the quarter ended June 30, 2007 was $12.3 million, an increase of $2.1 million or 20%, compared to the quarter ended June 30, 2006.

Product sales increased $2 million, or 20%, for the quarter ended
June 30, 2007 to $11.9 million compared with $9.9 million for the same period in 2006. The Company shipped a total of 12.3 million units in the quarter ended June 30, 2007, which represents 900,000 additional units shipped from the same period in 2006. Our average selling price was approximately 11% higher for the quarter ended June 30, 2007 compared to the same period in 2006. The revenue growth was primarily due to increased sales to existing customers and the broadening of our customer base. Customer adoption of newer products like our Processor Companion devices also contributed to the increase in sales during the first half of 2007.

                                    Page-22

We recognized $179,000 in license and development fee revenue during the quarters ended June 30, 2007 and 2006. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $117,000 and $136,000 in the quarters ended June 30, 2007 and 2006, respectively. Royalty revenue in 2007 and 2006 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue for the three months ended June 30, 2007 and 2006 relates to customer funding for two customer specified products that the Company is developing.

COST OF SALES. Overall cost of product sales was $5.6 million for the quarter ended June 30, 2007. This was an increase of $800,000 over the same period in 2006. Cost of sales as a percentage of product sales was 47% in the second quarter of 2007, compared with 49% in the same period in 2006. This decrease was due to operational efficiency improvements within our manufacturing organization.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $394,000 for the quarter ended June 30, 2007 to $2.7 million compared with $2.3 million for the same period in 2006. This increase was primarily related to increased expenditures relating to product development associated with our 4Mb FRAM project. Research and development spending expressed as a percentage of total revenue was 22% during the second quarter of 2007 and 23% during the second quarter of 2006.

CUSTOMER-SPONSORED RESEARCH AND DEVELOPMENT. These are Company incurred costs related to funded development operations during the quarter ended June 30, 2007. There were no comparable costs during the same period in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $300,000 for the quarter ended June 30, 2007 to $1.6 million compared with $1.3 million for the same period in 2006. This change resulted from increased stock-based compensation expense coupled with increased management bonus accruals made during the second quarter of 2007. General and administrative expense expressed as a percentage of total revenue was 13% during the second quarters of 2007 and 2006.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $500,000 for the quarter ended June 30, 2007 to $1.9 million compared with $1.4 million for the same period in 2006. This change primarily resulted from increased sales and representative commissions, increased sales personnel and increased advertising related expenses. Sales and marketing spending expressed as a percentage of total revenue was 16% and 14% during the second quarter of 2007 and 2006, respectively.

INTEREST EXPENSE. Interest expense decreased $25,000 for the quarter ended June 30, 2007 to $122,000, compared with $147,000 for the same period in 2006. This decrease was primarily due to decreased interest charges due to lower principal debt outstanding at the end of June 30, 2007 compared to the same period in 2006.

                                    Page-23

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
-------------------------------------------------------------------------

REVENUE. Total revenue for the six months ended June 30, 2007 was $23.4 million, an increase of $3.6 million or 18%, from the six months ended June 30, 2006.

Product sales increased $3.5 million, or 18%, for the six months ended
June 30, 2007 to $22.6 million compared with $19.1 million for the same period in 2006. The Company shipped a total of 24 million units in the six months ended June 30, 2007, which was an increase of 3.7 million units over the same period in 2006. Our average selling price was approximately 1% higher for the six months ended June 30, 2007 compared to the same period in 2006. The revenue growth was primarily due to increased sales to existing customers and the broadening of our customer base. Customer adoption of newer products like our processor companion devices also contributed to the increase in sales during the first half of 2007. These devices are typically more expensive than standard memory products, which contributed the slight increase in average selling prices during the period.

We recognized $358,000 and $393,000 in license and development fee revenue during the six months ended June 30, 2007 and 2006, respectively. License and development fee revenues are the result of recognizing license fees over the term of the license agreement, which is generally ten years.

We recognized royalty revenue of $313,000 and $312,000 in the six months ended June 30, 2007 and 2006, respectively. Royalty revenue in 2007 and 2006 is attributable to FRAM licensing agreements with existing licensees.

Customer-sponsored research and development revenue for six-month period ended June 30, 2007 relates to customer funding for customer specified products that the Company is developing.

COST OF SALES. Overall cost of product sales increased $1.8 million for the six months ended June 30, 2007 to $10.9 million compared with $9.1 million for the same period in 2006. Cost of sales as a percentage of product sales was 48% in the six months ended June 30, 2007, compared with 48% for the same period in 2006. This increase in cost of sales was due to higher unit sales for the period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $485,000 for the six months ended June 30, 2007 to $5.3 million compared with $4.9 million for the same period in 2006. This increase was primarily related to increased expenditures relating to product development associated with our 4Mb FRAM project. Research and development spending expressed as a percentage of total revenue was 23% during the six months ended June 30, 2007 and 24% during the same period in 2006.

CUSTOMER-SPONSORED RESEARCH AND DEVELOPMENT. These are Company incurred costs related to funded development operations during the six months ended June 30, 2007. There were no comparable costs during the same period in 2006.

                                    Page-24

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $487,000 for the six months ended June 30, 2007 to $3.1 million compared with $2.6 million for the same period in 2006. This change resulted from increased stock-based compensation expense of $250,000, combined with increased accruals associated with management bonus program. General and administrative expense expressed as a percentage of total revenue was 13% during the six months ended June 30, 2007 and 2006.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $807,000 for the six months ended June 30, 2007 to $3.7 million compared with $2.9 million for the same period in 2006. This change primarily resulted from increased sales representative commissions, increased sales personnel, a provision for a receivable from a U.S. distributor, and increased advertising related expenses. Sales and marketing spending expressed as a percentage of total revenue was 16% and 14% during the six months ended June 30, 2007 and 2006, respectively.

INTEREST EXPENSE. Interest expense decreased $40,000 for the six months ended June 30, 2007 to $277,000, compared with $317,000 for the same period in 2006. This decrease was primarily related to lower principal debt outstanding at the end of June 30, 2007 compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2007 was $1.5 million, which was a $925,000 decrease from the same period in 2006.

The decrease in net cash provided by operations from the prior year six month period ended June 30, 2006 was due primarily to the changes in our working capital accounts. Our changes in working capital in 2007 were impacted due to increased sales and a related increase in accounts receivable, which contributed $1.9 million to this decrease. This was offset by a $1 million net increase in accounts payable and accrued liabilities due to timing of certain payments at the end of the second quarter. We continue to focus on the management of our operating working capital accounts to maximize cash flow.

Investment Activities. The Company used $410,000 less cash in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the reduction of capital expenditures.

Cash from financing activities increased $645,000 in the six months ended June 30, 2007 due primarily to the issuance of common stock relating to stock options exercised.

                                    Page-25

We had $5 million in cash and cash equivalents at June 30, 2007. Our future liquidity depends on continued revenue growth, adequate gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million revolving secured credit facility available to us through March 27, 2009. As of June 30, 2007, no balance was outstanding on our revolving credit facility. We believe we have sufficient resources to fund our operations through 2008.

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

OUTLOOK

The following statements are based on the Company's current expectations of results for the full-year 2007. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to our customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

For full-year 2007, we are still targeting year-over-year revenue growth of 20% to 25%.

With our currently anticipated revenue and spending levels for the second half of the year, we are planning to be within our published target of 0.5% to 1.5% net income for full-year 2007.

We continue to investigate the benefit of selling the Company's headquarters and leasing office space better suited for our needs.

                                    Page-26

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio consisted of $4 million at June 30, 2007 and is comprised solely of U.S. money market accounts. The Company's interest income would decrease if interest rates were to decline, however, any such decline in interest rates and corresponding interest income would be not material to the Company's financial results.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 63% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to date.

At June 30, 2007, we had floating rate debt outstanding of $1.2 million. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

                                    Page-27

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

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At June 30, 2007, our accumulated net loss was $227 million. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO FINANCE OUR OPERATIONS.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller and integrated semiconductor solutions, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in dilution of our existing stockholders' interests.

                                    Page-28

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

We may be subject to intellectual property infringement claims by others that result in costly litigation and could harm our business and ability to compete. Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory technology. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our licensees in connection with their use of our technology. In the event of claims of infringement against our licensees with respect to our technology, we may be required to indemnify our licensees, which could be very costly. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology would harm our business and result in significant cash expense to us to cover litigation costs, as well as the reduction of future license revenue.

                                    Page-29

EARTHQUAKES, OTHER NATURAL DISASTERS AND POWER SHORTAGES OR INTERRUPTIONS MAY DAMAGE OUR BUSINESS.

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs that damages those facilities or restricts their operations, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

                                    Page-30

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

                                    Page-31

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

                                    Page-32

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

Our FRAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the quarter ended June 30, 2007, was $2.7 million, or 22% of our total revenue for the quarter ended June 30, 2007.

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

                                    Page-33

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our FRAM-based microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our FRAM products. Our inability to successfully produce new generations of products would harm our ability to compete and have a negative impact on our operating results.

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

Risks Related to Our Sales
--------------------------

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION.

We derive a substantial portion of our revenue from fewer than 20 products, and we expect these products to continue to account for a large percentage of our revenue in the near term. Continued market acceptance of these products is, therefore, critical to our future success. Competitors could introduce products that could result in a reduction of both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could be adversely affected as a result.

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

                                    Page-34

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR FRAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our FRAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we depend on for our FRAM wafer supply, market certain FRAM memory products that compete with certain of our FRAM products. Some of our licensees have suspended or terminated their FRAM initiatives, while others may still be pursuing a possible FRAM-based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of FRAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's FRAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own FRAM products a higher priority than ours. Any competition in the marketplace from FRAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States, we conduct certain transactions in other currencies, namely the Japanese Yen and Canadian dollar. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, we may in the future engage in transactions involving the short-term hedging of our foreign currency exposure.

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

                                    Page-37

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

                                    Page-38

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

                                    Page-39

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

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Trading in our common stock tends to be thin with low volume. Three entities own or control approximately 28% of our outstanding common stock or securities exercisable for common stock. As of June 30, 2007, based on publicly available information, the National Electrical Benefit Fund beneficially owned or controlled approximately 9.5% of our outstanding common stock, including shares issuable upon the exercise of warrants to purchase 905,697 additional shares. In addition, as of June 30, 2007, based on the most recent Schedule 13G filings, as amended, by each of Ashford Capital Management and Cortina Asset Management, each an investment advisor, beneficially owned or controlled approximately 9.5% and 9.5% of our outstanding shares. The ownership and/or control by these shareholders may have the effect of delaying, deferring or preventing a change in control of us. Any program by these holders to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

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

We also entered into a preferred shares rights agreement with Citicorp
N. A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors. On July 1, 2007, Computershare Trust Company, N.A. assumed these duties as rights agents upon the replacement of Citicorp N.A., as rights agent effective June 30, 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting was held in Colorado Springs, Colorado, on May 24, 2007. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the 2007 Annual Meeting, the Company's stockholders elected the following six persons as directors of the Company:

                                    Page-40

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      William G. Howard            18,482,600             878,449
      William W. Staunton, III     18,590,800             770,249
      Eric A. Balzer               18,390,699             970,350
      William L. George            18,483,490             877,559
      Jack L. Saltich              18,482,490             878,559
      Theodore J. Coburn           18,594,652             766,397

The Company's stockholders also approved the ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC as independent auditors of the Company for the fiscal year ending December 31, 2007 by the following votes:

           Votes For          Votes Against        Votes Abstained
          -----------         -------------        ---------------

          18,893,623             347,743               119,683

The items to be voted upon at the 2007 Annual Meeting were routine items (Directors and Auditors). Brokers had discretionary authority to vote for both of these items if they did not receive voting instructions from the beneficial holders. As a result, there were no broker non-votes for the 2007 Annual Meeting.

ITEM 6.   EXHIBITS

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 6, 2007                          /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-41