Form 10-Q
period 2007-09-30
RAMTRON INTERNATIONAL CORP
filed 2007-11-13
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2007

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

    Common Stock, $0.01 par value - 26,181,718 shares as of November 8, 2007.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of September 30, 2007 and
               December 31, 2006  . . . . . . . . . . . . . . . . . . . .   3
          (b)  Consolidated Statements of Operations and
               Comprehensive Income for the Three and Nine Months
               ended September 30, 2007 and 2006  . . . . . . . . . . . .   4
          (c)  Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 2007 and 2006  . . . . . .   5
          (d)  Notes to Financial Statements  . . . . . . . . . . . . . .   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . .  24

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  25

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . .  25

Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
          (Amounts in thousands, except par value and share amounts)

                                                         Sep. 30,    Dec. 31,
                                                           2007        2006
                                                        ---------   ---------
                                                       (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                            $  6,097    $  4,305
   Accounts receivable, less allowances
     of $275 and $351, respectively                        8,937       7,183
   Inventories                                             5,485       6,006
   Other current assets                                      665         494
                                                        ---------   ---------
      Total current assets                                21,184      17,988

Property, plant and equipment, net                         4,758       4,527
Goodwill, net                                              2,292       2,038
Intangible assets, net                                     8,056       7,752
Other assets                                                 224         152
                                                        ---------   ---------
      Total assets                                      $ 36,514    $ 32,457
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,601    $  3,023
   Accrued liabilities                                     1,824       1,317
   Deferred revenue                                        1,005       1,040
   Current portion of long-term debt                       1,289       1,366
                                                        ---------   ---------
      Total current liabilities                            7,719       6,746
Deferred revenue                                           2,064       2,780
Long-term debt, less current maturities                    4,907       5,859
                                                        ---------   ---------
      Total liabilities                                   14,690      15,385
                                                        ---------   ---------
      Contingencies and commitments (Notes 6 and 7)

Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 authorized;
     26,099,123 and 25,107,788 shares issued and
     outstanding, respectively                               261         251
   Additional paid-in capital                            245,678     243,206
   Accumulated other comprehensive income                  1,224         136
   Accumulated deficit                                  (225,339)   (226,521)
                                                        ---------   ---------
      Total stockholders' equity                          21,824      17,072
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 36,514    $ 32,457
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-3

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                  (Unaudited)
              (Amounts in thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          2007      2006      2007      2006
                                        --------  --------  --------  --------
Revenue:
   Product sales                        $13,035   $10,746    35,683   $29,941
   License fees                             179       179       537       537
   Royalties                                186       233       499       545
   Customer-sponsored research
     and development                         --        --       100        --
                                        --------  --------  --------  --------
                                         13,400    11,158    36,819    31,023
                                        --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                  6,071     5,052    16,949    14,165
   Research and development               2,607     2,471     7,956     7,334
   Customer-sponsored research
     and development                         --        --        94        --
   General and administrative             1,854     1,326     4,986     3,971
   Sales and marketing                    1,590     1,642     5,251     4,494
                                        --------  --------  --------  --------
                                         12,122    10,491    35,236    29,964
                                        --------  --------  --------  --------
Operating income                          1,278       667     1,583     1,059
Interest expense                           (113)     (155)     (389)     (472)
Other income                                 17        23        81       102
                                        --------  -------- ---------  --------
Income from operations before
   income tax provision                   1,182       535     1,275       689
Income tax provision                        (46)      (18)      (93)      (53)
                                        --------  -------- ---------  --------
Net income                              $ 1,136   $   517  $  1,182  $    636
                                        ========  ======== ========= =========
Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                             462        26     1,089       325
                                        --------  --------  --------  --------
    Comprehensive income                $ 1,598   $   543   $ 2,271   $   961
                                        ========  ========  ========  ========
Net income per share:
  Basic                                 $  0.05   $  0.02   $  0.05   $  0.03
                                        ========  ========  ========  ========
  Diluted                               $  0.04   $  0.02   $  0.05   $  0.03
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                  25,161    24,444    25,074    24,407
                                        ========  ========  ========  ========
  Diluted                                26,447    24,781    26,041    24,619
                                        ========  ========  ========  ========
                                    Page-4

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2007      2006
                                                           --------  --------
Cash flows from operating activities:
   Net income                                              $ 1,182   $   636
   Adjustments used to reconcile net income
   to net cash provided by operating activities:
     Depreciation                                            1,144     1,061
     Amortization                                              437       426
     Stock-based compensation                                1,700       867
     Imputed interest on note payable                           57        65
     Provision (allowance reduction) for bad debts             (61)       21
     Loss on abandonment of intangible assets                   27        78

Changes in assets and liabilities:
     Accounts receivable                                    (1,693)   (1,014)
     Inventories                                               521     2,218
     Accounts payable and accrued liabilities                  842      (113)
     Deferred revenue                                         (751)     (822)
     Other                                                    (243)      369
                                                           --------  --------
       Net cash provided by operating activities             3,162     3,792
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,038)   (1,268)
   Payments for intellectual property                          (49)      (56)
                                                           --------  --------
       Net cash used in investing activities                (1,087)   (1,324)
                                                           --------  --------
Cash flows from financing activities:
   Principal payments on long-term debt                     (1,086)   (1,073)
   Proceeds from stock option exercises                        782       423
                                                           --------  --------
       Net cash used in financing activities                  (304)     (650)
                                                           --------  --------
Effect of foreign currency exchange adjustments                 21         3
Net increase in cash and cash equivalents                    1,792     1,821
                                                           --------  --------
Cash and cash equivalents, beginning of period               4,305     3,345
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 6,097   $ 5,166
                                                           ========  ========

                                    Page-5

Supplemental disclosure of cash flow information:
   Cash paid for interest expense                          $   407   $   381
                                                           ========  ========
   Cash paid for income taxes                              $   122   $    --
                                                           ========  ========
   Disposal of fully depreciated assets without
     proceeds                                              $ 2,382   $   131
                                                           ========  ========
   Capital expenditures not yet paid                       $   343   $   102
                                                           ========  ========

See accompanying notes to consolidated financial statements.

                                    Page-6

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2007
=============================================================================

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and the audited consolidated financial statements at December 31, 2006 have been prepared from the books and records of Ramtron International Corporation, (the "Company," "we," "our," or "us"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of expected operating results for the full year.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We will adopt this new standard on January 1, 2008 and are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this statement is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective January 1,
2008 and are currently reviewing the impact of SFAS 159 on our financial statements. We expect to complete this evaluation in 2007.

                                    Page-7

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments to liabilities or stockholders' equity. See Note 10 below.

NOTE 3.   STOCK-BASED COMPENSATION

We have four stock option plans: the 1989 Non-statutory Stock Option
Plan (the "1989 Plan"), the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collectively, the "Plans." The Plans collectively reserve 11,235,714 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 85% of the fair market value of the common stock on the date of grant in the 1989 Plan and 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock is satisfied by issuing authorized unissued common stock. The 2005 Plan permits the issuance of incentive stock options and restricted stock. Restricted stock grants generally vest one to three years from the date of grant, except when performance conditions apply. As of September 30, 2007, the Company had not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
Income Statement Classifications         September 30,        September 30,
--------------------------------       ------------------   -----------------
                                        2007       2006      2007      2006
                                       ------     ------    -------   ------
Cost of sales                          $  40      $  29     $   91    $  58
Research and development                 118         45        298      173
Sales and marketing                      111         23        291       76
General and administrative               377        176      1,020      560
                                       ------     ------    -------   ------
Total                                  $ 646      $ 273     $1,700    $ 867
                                       ======     ======    =======   ======

As of September 30, 2007, there was $1.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of two years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

                                    Page-8

The assumptions used to value option grants for the three and nine months ended September 30, 2007 and 2006 are as follows:

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                            ------------------         -------------------
                              2007      2006             2007      2006
                            --------  --------         --------   --------

  Risk free interest rate     4.40%     4.60%            4.68%      4.86%
  Expected dividend yield        0%        0%               0%         0%
  Expected term (in years)  6.25 yrs  6.25 yrs         6.25 yrs   6.25 yrs
  Expected volatility           79%       85%              77%        87%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2007 and 2006 was $2.13 and $1.49, respectively.

The following table summarizes stock option activity related to the Company's Plans for the nine months ended September 30, 2007:

                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2006         6,438            $3.57

Granted                                     31             2.98
Exercised                                 (350)            2.35
Expired/Forfeited                         (663)            6.34
                                         ------           -----
Outstanding at September 30, 2007        5,456            $3.32           6.58          $1,983

Exercisable at September 30, 2007        3,692            $3.59           5.69          $1,232

The intrinsic value was calculated as the difference between the market value of the Company's common stock as of September 30, 2007 and the exercise price of the options. The market value as of September 28, 2007 was $2.89, as reported by The Nasdaq Stock Market.

Cash received from option exercises for the nine months ended September 30, 2007 was $782,000.

                                    Page-9

RESTRICTED STOCK

As of September 30, 2007, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. We also have 336,000 shares of restricted stock outstanding that vest over a one year period, subject to continued service. As of September 30, 2007, there was approximately $1.4 million of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.5 years. These awards are valued based upon the market value of the common stock on the date of grant and assuming an 8% forfeiture rate.

A summary of non-vested restricted shares during the nine months ended September 30, 2007 is as follows (in thousands):

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
Outstanding at
December 31, 2006                270                      $3.72

Granted                          721                       2.81
Forfeited                        (80)                      2.97
                                -----                     -----
Outstanding at
September 30, 2007               911                      $3.06
                                =====                     =====

NOTE 4.   INVENTORIES

Inventories consist of:
                                             Sep. 30,     Dec. 31,
                                               2007         2006
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $1,810        $1,915
          Work in process                     3,821         4,207
          Obsolescence reserve                 (146)         (116)
                                             -------       -------
                                             $5,485        $6,006
                                             =======       =======

NOTE 5.   EARNINGS PER SHARE

We calculate income per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic net income per share is computed by dividing reported net income available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

                                    Page-10

The following table sets forth the calculation of net income per common share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         2007      2006      2007      2006
                                       --------  --------  --------  --------

Net income                             $ 1,136   $   517   $ 1,182   $   636
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of
     period                             26,041    24,388    25,108    24,388
   Less:  Non-vested restricted stock
     at Beginning of period               (911)       --      (270)       --
   Weighted average common
     shares issued during period            31        56       236        19
                                       --------  --------  --------  --------

Weighted average common shares at
  end of period - basic                 25,161    24,444    25,074    24,407

   Effect of other dilutive securities:
    Options                                694       143       538        80
   Restricted stock                        195        --        91        --
   Warrants                                397       194       338       132
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted               26,447    24,781    26,041    24,619
                                       ========  ========  ========  ========
Net income per share:
  - basic                              $  0.05   $  0.02   $  0.05   $  0.03
                                       ========  ========  ========  ========
  - diluted                            $  0.04   $  0.02   $  0.05   $  0.03
                                       ========  ========  ========  ========

For the three and nine months ended September 30, 2007 and 2006, we had equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         2007      2006      2007      2006
                                       --------  --------  --------  --------
                                                    (in thousands)

Warrants                                   667     1,425     1,367     1,425
Options                                  2,481     5,360     2,676     5,660

                                    Page-11

NOTE 6.   CONTINGENCIES

PATENT MATTERS. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. We cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees, in connection with our or their use of our technology or assert other intellectual property-based claims. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology could materially adversely impact our results of operations.

LITIGATION. We are involved in legal matters in the ordinary course of business. Although the outcome of any such legal action cannot be predicted, management believes that there were no pending legal proceedings as of September 30, 2007 against or involving the Company for which the outcome would have a material adverse effect upon the Company's financial position or results of operations.

NOTE 7.   LONG-TERM DEBT

Long-term debt:

                                             Sep. 30,     Dec. 31,
                                               2007         2006
                                             --------     --------
                                                (in thousands)

National Semiconductor promissory note        $1,266       $1,459
Mortgage note                                  4,013        4,099
Silicon Valley Bank term loan                    917        1,667
                                              -------      -------
                                               6,196        7,225
Long-term debt, less current maturities       (1,289)      (1,366)
                                              -------      -------
Total                                         $4,907       $5,859
                                              =======      =======

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").
The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 8.25% at September 30, 2007, with a minimum interest rate of 6.00% per year. The Amendment also removed the prepayment penalty for the Amended Loan Agreement, allows for the payoff of the existing mortgage on our Colorado Springs headquarters, the calculation of the borrowing base was adjusted and certain other modifications were made as set forth in the Amendment.

                                    Page-12

Our available funds at September 30, 2007 under the revolving credit agreement were $4 million per the current borrowing base. At September 30, 2007, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is a maximum of $6,000 per quarter.

We are required to comply with certain covenants under the credit facility, including without limitation, minimum debt service covenant ratios, liquidity ratios, and maintain certain leverage ratios, and are subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal of assets or property not in the ordinary course of business or the acquisition of another company if the acquisition price is greater than 25% of our tangible net worth, changes in business, ownership or location of collateral, mergers or acquisitions, and paying subordinated debt. We were in compliance with all covenants as of September 30, 2007.

NOTE 8.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor products.

NOTE 9.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                     September 30,       December 31,
                                         2007                2006
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,235             $ 5,981
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,292             $ 2,038
                                       ========            ========

   Patents and core technology          11,754              10,922
   Accumulated amortization             (3,698)             (3,170)
                                       --------            --------
      Intangible assets, net           $ 8,056             $ 7,752
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

                                    Page-13

The change in the carrying amount of goodwill for the nine-month period ended September 30, 2007 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 was approximately $150,000 and $142,000, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $437,000 and $426,000, respectively.
Estimated amortization expense for intangible assets is $590,000 annually from 2007 through 2011 and $5.5 million annually thereafter.

NOTE 10.   INCOME TAXES

New Accounting Pronouncement: We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109"
("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have not been material to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as selling, general and administrative expense.

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

                                    Page-14

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

RECOGNITION OF REVENUE. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs that creates a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

Revenue from licensing programs are recognized over the period we are required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers is recognized as the services are performed. Revenue from royalties is recognized upon the notification to us of shipment of product from our technology license partners to direct customers.

INVENTORY VALUATION. We write-down our inventory for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We seek to maintain a stringent credit approval process although management must make significant judgments in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor our customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables, which will ultimately not be collected.

                                    Page-15

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

LONG-LIVED ASSETS. We review the carrying values of long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2006, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods that may impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

INVENTORY AND ACCOUNTS RECEIVABLE VALUATION ADJUSTMENTS. Our working capital requirements have increased with our sales growth. We must carry adequate amounts of inventory to meet our customers' rapid delivery requirements. To do this, we order products and build inventory substantially in advance of product shipments, based on internal forecasts of customer demand. We have, in the past, produced excess quantities of certain products and this, in combination with the difficulty of predicting future average selling prices, has resulted in us incurring inventory valuation adjustments.

                                    Page-16

In addition, our distributors have a right to return products under certain conditions, which affects accounts receivable reserves. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data.

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontrollers, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory ("F-RAM"). F-RAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection among others onto a single device with our F-RAM products. This has enabled us to produce new products that address the growing market need for more efficient and cost effective semiconductor products.

Three-Month Financial Highlights
--------------------------------

Our total revenue was $13.4 million and $11.2 million for the three-month periods ended September 30, 2007 and 2006, respectively. We reported net income of $1.1 million for the third quarter of 2007, compared with net income of $517,000 for the same quarter of 2006. Our basic earnings per share were $0.05 and $0.02 per share for the quarters ended September 30, 2007 and 2006, respectively. Our diluted earnings per share were $0.04 and $0.02 per share for the quarters ended September 30, 2007 and 2006, respectively.

Nine-Months Financial Highlights
--------------------------------

Our total revenue was $36.8 million and $31 million for the nine-month periods ended September 30, 2007 and 2006, respectively. We reported net income of $1.2 million for the nine-month period September 30, 2007, compared with net income of $636,000 for the same period in 2006. Our basic and diluted earnings per share were $0.05 and $0.03 per share for each nine-month period ended September 30, 2007 and 2006, respectively.

                                    Page-17

Product Revenue Highlights:
--------------------------

  - Total product sales were $13 million for the quarter ended September 30, 2007, up 21% from the same quarter in 2006.

  - Integrated product revenue grew 149% to $2.2 million, or 17% of F-RAM product revenue, during the third quarter of 2007, compared with $874,000, or 8% of F-RAM revenue, for the third quarter of 2006.

Product Highlights:
------------------

  - We commenced sales of an F-RAM enhanced custom device for use in printer cartridges.

  - We introduced a new F-RAM enhanced MCU product. The device is an 8051-based microcontroller enhanced with 2-kilobytes of nonvolatile F-RAM memory that drops into industry standard sockets for easy device migration.

  - We extended our nonvolatile state saver family with three new devices featuring 4-bit state savers and low power options. A state saver saves the state of signals on demand and restores them to the correct state automatically upon the restoration of power. Our F-RAM technology enables state savers due to its fast write time and virtually unlimited write endurance.

  - We expanded our line of our F-RAM Grade 1 automotive memory products with the qualification of an additional serial 64-kilobit F-RAM device to operate at +125 degrees Celsius (C).

                          PERIOD COMPARISONS FOR THE
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
-----------------------------------------------------------------------------

Revenue
=======
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

Product sales                         $13,035    $10,746   $35,683   $29,941
% change compared to prior period            +21%                +19%

Units shipped                          14,900     13,500    38,900    33,800
% change compared to prior period            +10%                +15%

Average selling price                  $0.87      $0.79     $0.92    $0.88
% change compared to prior period            +10%                 +5%

Other revenue                          $365       $412     $1,136    $1,082
% change compared to prior period            -11%                 +5%

Total revenue                         $13,400     $11,158  $36,819   $31,023
% change compared to prior period            +20%                +19%

                                    Page-18

Three Months:
------------

The three months ended September 30, 2007 was a very strong quarter both in terms of units shipped and product revenue. Our units shipped increased 1.4 million combined with a 10% increase in our average selling price ("ASP"). This resulted in a $2.3 million increase in product revenue. Successful new product introductions along with a broadening of our customer base contributed to the revenue and unit shipment growth.

Other revenue, consisting of license fees and royalty income decreased $47,000 due to a reduction in royalty income.

Nine Months:
-----------

Revenue increased $5.7 million compared to the prior period. This was due to a
5.1 million unit increase in product shipments, combined with a 5% overall increase in our ASP.

Customer adoption of newer products, such as our processor companion devices also contributed to the increase in product revenue. These devices are typically more expensive than standard memory products, which contributed to the increase in our ASP during the period.

Other revenue, which includes license fees, royalty income and customer sponsored research and development, increased $54,000 over the prior period. This increase was due primarily to customer-funded product development. This funding of $100,000 was received in 2007 whereas no such funding was received in the 2006 period.

Cost of Product Sales
=====================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

Cost of product sales                 $ 6,071    $ 5,052   $16,949   $14,165
Gross margin percentage                   53%        53%       53%       53%

Three Months:
------------

Cost of product sales increased $1 million compared to the prior quarter due to our increased sales of $2.3 million. Our gross margin percentage remained the same for both quarters.

                                    Page-19

Nine Months:
-----------

Cost of product sales increased $2.8 million compared to the prior nine months due to our increased sales of $5.7 million. Our gross margin percentage remained the same for both periods.

Research and Development Expense
================================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

Research and development expense      $ 2,607    $ 2,471   $ 7,956   $ 7,334
Percent of total revenue                  19%        22%       22%       24%

Three Months:
------------

Research and development expenses increased $136,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
This increase was due primarily to an increase in stock-based compensation expense of $73,000, combined with increased engineering material costs associated with our 4-meg TI project of $45,000. Research and development expense as a percentage of total revenue decreased by 3% from the year ago quarter.

Nine Months:
-----------

Research and development expenses increased $622,000 in the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006.
This increase was due primarily to an increase in stock-based compensation expense of $125,000, combined with increased engineering material costs associated with our 4-meg TI project of $307,000. Research and development expense as a percentage of total revenue decreased by 2% from the prior nine-month period.

General and Administrative Expense
==================================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

General and administrative expense    $ 1,854    $ 1,326   $ 4,986   $ 3,971
Percent of total revenue                  14%        12%       14%       13%

                                    Page-20

Three Months:
------------

General and administrative expenses increased $528,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due primarily to an increase in management and employee bonus accruals of $348,000 and stock-based compensation of $201,000 offset by decreased audit and accounting related fees of $94,000. General and administrative expenses as a percent of total revenue increased by 2%.

Nine Months:
-----------

General and administrative expenses increased $1 million in the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006. This increase was due primarily to increased management and employee bonus accruals of $520,000 and stock-based compensation of $460,000 offset by decreased audit and accounting related fees of $238,000. General and administrative expenses as a percent of total revenue increased by 1%.

Sales and Marketing Expense
===========================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

Sales and marketing expense           $ 1,590    $ 1,642   $ 5,251   $ 4,494
Percent of total revenue                  12%        15%       14%       14%

Three Months:
------------

Sales and marketing expense decreased $52,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
This increase was due primarily to a reduction in the provision for bad debts of $122,000, combined with reduced trade show expenses of $102,000 offset by increased salaries, commissions and travel related to both increased headcount and sales of $62,000. Sales and marketing expense as a percent of total revenue decreased by 3%.

Nine Months:
-----------

Sales and marketing expenses increased by $757,000 in the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006. This increase was due primarily to an increased salaries and commissions of $349,000 relating to both increased sales and headcount combined with increased travel, advertising and training of $227,000.

                                    Page-21

Also contributing to this increase was increased stock-based compensation related expenses of $215,000 offset by decreased bad debt expense of $55,000 compared to the prior nine-month period.

Other Non-Operating Income (Expenses)
====================================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2007       2006      2007      2006
                                      -------    -------   -------   -------

Interest expense                      $ (113)    $ (155)   $ (389)   $ (472)

Other income                          $   17     $   23    $   81    $  102

Income tax provision                  $  (46)    $  (18)   $  (93)   $  (53)

Three Months:
------------

Interest expense decreased $42,000 for the three months ended September 30, 2007 compared to the same period for 2006. This decrease was due to lower debt outstanding at the end of September 30, 2007 compared to the three months ended September 30, 2006.

Other income decreased $6,000 for the three month ended September 30, 2007 compared to the same period for 2006. This decrease was due primarily to increased foreign exchange transaction losses of $28,000, offset by higher interest income of $22,000 due to higher average balances in our investment account.

Income tax provision increased $28,000 for the three months ended
September 30, 2007 compared to the same period for 2006. This increase relates to our Alternate Minimum Tax ("AMT") provision that directly relates to our increased income before taxes for 2007 compared to the same period in 2006. Currently we provide 100% valuation of our deferred tax assets and management is evaluating this allowance on a quarterly basis.

Nine Months:
-----------

Interest expense decreased $83,000 for the nine months ended September 30, 2007 compared to the same period for 2006. This decrease was due to lower debt outstanding at the end of September 30, 2007 compared to the nine months ended September 30, 2006.

Other income decreased $21,000 for the nine months ended September 30, 2007 compared to the same period for 2006. This decrease was due primarily to increased foreign exchange transaction losses of $88,000 compared to foreign exchange transaction gains of $25,000 for the same period for 2006 offset by higher interest income of $92,000 due to higher average balances in our investment account.

                                    Page-22

Income tax provision increased $40,000 for the nine months ended September 30, 2007 compared to the same period for 2006. This increase relates to our AMT provision that directly relates to our increased income before taxes for the nine months ending September 30, 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, are summarized as follows:

                                                  2007          2006
                                                --------      --------
Cash provided by (used for):

   Operating activities                         $ 3,162       $ 3,792
   Investing activities                          (1,087)       (1,324)
   Financing activities                            (304)         (650)
   Effect of exchange rate changes on cash           21             3
                                                --------      --------
Net increase in cash and cash equivalents       $ 1,792       $ 1,821
                                                ========      ========

Cash provided by operating activities decreased by $630,000 during the first nine months of 2007 compared with the first nine months of 2006. This decrease was due primarily to an increase in working capital of $2 million, which includes a $2.4 million increase in inventory and accounts receivable that is consistent with higher sales volume, partially offset by increased earnings of $546,000 and non-cash stock-based compensation expense of $833,000.

Cash used for investing activities decreased by $237,000 during the first nine months of 2007 compared to the first nine months of 2006. This decrease was due primarily to a $230,000 decrease in capital expenditures.

Cash used for financing activities decreased by $346,000 during the first nine months of 2007 compared to the first nine months of 2006. This decrease was due primarily to an increase in proceeds from stock option exercises of $359,000.

Liquidity
---------

We had $6 million in cash and cash equivalents at September 30, 2007. Our future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under our revolving secured credit facility available to us through March 27, 2009. As of September 30, 2007, no balance was outstanding on our revolving credit facility. We believe we have sufficient resources to fund our operations through 2008.

                                    Page-23

If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. There is no assurance, however, that we will be able to obtain such financing on terms acceptable to us, or at all. Any issuance of common or preferred stock to obtain additional funding would result in dilution of existing stockholders' interest. Our inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations.

OUTLOOK

The following statements are based on our current expectations of results for the full-year 2007. These statements are forward looking, and actual results may differ materially from those set forth in these statements. We intend to continue our policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to our customers, will conform to management's current expectations. Costs and expenses fluctuate over time due primarily to intermittent, non-recurring engineering charges for the development of new products.

For full-year 2007, we are targeting year-over-year revenue growth of 23% to 27%.

Based on our currently anticipated revenue and spending levels for the remainder of the year, we are estimating full-year net income as a percentage of total revenue to be 3.5% to 4.5%.

We continue to pursue selling the Company's headquarters and leasing office space better suited for our needs.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio consisted of $4.8 million at September 30, 2007 and is comprised solely of U.S. money market accounts. The Company's interest income would decrease if interest rates were to decline; however, any such decline in interest rates and corresponding interest income would be not material to our financial results.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide Yen currency to offset approximately 60% of our wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations. Our loss on foreign exchange will increase if the dollar weakens against the Yen over the next twelve months; however, gains and losses from such fluctuations have not been material to date or do we expect such fluctuations to be material for the next twelve months.

                                    Page-24

At September 30, 2007, we had floating rate debt outstanding of $900,000. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                        PART II - OTHER INFORMATION
                        ---------------------------

ITEM 1A.   RISK FACTORS

Risks Relating To Our Business
------------------------------

WE HAVE A HISTORY OF LOSSES FROM OPERATIONS AND OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

Our ability to maintain profitable operations is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our increased operations. There is no guarantee that we will be successful in addressing these risks.

                                    Page-25

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At September 30, 2007, our accumulated net loss was $225 million. Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO FINANCE OUR OPERATIONS.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional financing is obtained, any issuance of common or preferred stock to obtain funding would result in dilution of our existing stockholders' interests.

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

                                    Page-26

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

EARTHQUAKES, OTHER NATURAL DISASTERS AND POWER SHORTAGES OR INTERRUPTIONS MAY DAMAGE OUR BUSINESS.

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs that damages those facilities or restricts their operations, or interrupts our and our suppliers' and customers' communications, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

                                    Page-27

Risks Related to Our Products
-----------------------------

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD RESULT IN PRODUCT LIABILITY CLAIMS, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the operation or performance of our products. These defects also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

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

                                    Page-28

We currently rely on foundry services from Fujitsu in Japan to manufacture our F-RAM products, and in March 2007, entered into an agreement with Texas Instruments within the United States to manufacture certain F-RAM products for us. In addition, we rely on a small number of other third-party contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slow down in customer orders due to seismic activity, other force majeure events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and subcontractors outside the United States for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may

                                    Page-29
prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Some but not all of our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu and NXP, as well as specialized product companies like Intersil Corporation, Catalyst Semiconductor, Inc., Maxim Integrated Products, Inc., and Integrated Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.

EMERGING TECHNOLOGIES AND STANDARDS MAY POSE A THREAT TO THE COMPETITIVENESS OF OUR PRODUCTS.

Competition affecting our F-RAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot provide assurance that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our competitors or customers may offer new products based on new technologies, new industry standards or end-user or customer requirements, including products that have the potential to replace, or provide lower-cost or higher-performance alternatives to, our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

SUCCESS OF OUR FUTURE PRODUCTS IS SUBSTANTIALLY DEPENDENT ON BROADER MARKET ACCEPTANCE OF F-RAM MEMORY PRODUCTS.

Substantially all of our current revenue is from sales of our F-RAM stand-alone nonvolatile memory devices or devices containing embedded F-RAM nonvolatile memory. Many of our integrated semiconductor solutions will likely include F-RAM memory. A memory technology other than F-RAM nonvolatile memory technology may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as magnetic random access memory, phase change memory devices, or other technologies developed in the future. To the extent our competitors are able to promote and achieve acceptance of a nonvolatile memory technology other than F-RAM as an industry standard, our business will be seriously harmed.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR THE ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

                                    Page-30

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the three months ended September 30, 2007, was $2.6 million, or 19% of our total revenue for the three months ended September 30, 2007.

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our F-RAM-based microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively mixed-signal and other semiconductor functions with our F-RAM products. Our inability to successfully produce new generations of products would harm our ability to compete and have a negative impact on our operating results.

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

                                    Page-31

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

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR F-RAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we depend on for our F-RAM wafer supply, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM-based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's F-RAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

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

                                    Page-32

WE RELY ON DISTRIBUTORS FOR A SUBSTANTIAL PORTION OF OUR REVENUE AND IF OUR RELATIONSHIPS WITH ONE OR MORE OF THOSE DISTRIBUTORS WERE TO TERMINATE, OUR OPERATING RESULTS MAY BE HARMED.

We market and distribute our products primarily through authorized independent distributors, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Distributors have accounted for a significant portion of our net revenue in the past. If we were to lose our relationships with significant distributors, we might not be able to establish relationships with other distributors to represent us or new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with changeover and education of distributors could have an adverse impact on our business in the short term.

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

Our business is also subject to risks generally associated with doing business with third-party manufacturers in non-U.S. jurisdictions including, but not limited to government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

Risks Related to Acquisitions
-----------------------------

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

As part of our strategy to increase our revenue and expand our product lines, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Future acquisitions that we may make or joint ventures that we may enter into with other companies, could require us to incur debt or contingent liabilities or require us to issue equity securities that could cause the trading price of our stock to decline. Potential acquisitions that we may make, or joint ventures that we may enter into also, entail a number of risks that could materially adversely affect our business and operating results, including:

   - problems integrating the acquired operations, technologies or products with our existing business and products;

   - the diversion of management's time and attention from our core business;

                                    Page-34

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances ("RoHS"), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS took effect on July 1, 2006. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as

                                    Page-35
manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

                                    Page-36

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

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Trading in our common stock tends to be thin with low volume. Three entities own or control approximately 28% of our outstanding common stock or securities exercisable for common stock. As of September 30, 2007, based on publicly available information, the National Electrical Benefit Fund beneficially owned or controlled approximately 9.5% of our outstanding common stock, including shares issuable upon the exercise of warrants to purchase 905,697 additional shares. In addition, as of September 30, 2007, based on the most recent Schedule 13G filings, as amended, by Ashford Capital Management and Cortina Asset Management, each an investment advisor, these entities beneficially owned or controlled approximately 9.5% and 9.5% of our outstanding shares, respectively. The ownership and/or control by these stockholders may have the effect of delaying, deferring or preventing a change in control of us. Any program by these holders to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS AND COULD AFFECT THE PRICE OF OUR COMMON STOCK.

                                    Page-37

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 12, 2007                       /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-38