Form 10-K
period 2007-12-31
RAMTRON INTERNATIONAL CORP
filed 2008-02-27
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No / X /

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was $83,593,558 based on the closing price of our common stock as reported on the Nasdaq Global Market.

As of February 21, 2008, 26,385,369 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
     Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . .   4
     Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . .  18
     Item 1B.  Unresolved Staff Comments . . . . . . . . . . . . . . .  27
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . .  27
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .  27
     Item 4.   Submission of Matters to a Vote of Security Holders . .  28

PART II
     Item 5.   Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities . . . . .. . . . . . . . . . . . . . . . . .  28
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .  29
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation  . . . . . . . . . .  30
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  43
     Item 8.   Financial Statements and Supplementary Data . . . . . .  44
     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  47
     Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . .  47
     Item 9B.  Other Information . . . . . . . . . . . . . . . . . . .  48

PART III
     Item 10.  Directors, Executive Officers and Corporate Governance   48
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .  48
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters  . . . .  48
     Item 13.  Certain Relationships and Related Transactions and
               Director Independence . . . . . . . . . . . . . . . . .  49
     Item 14.  Principal Accountant Fees and Services  . . . . . . . .  49

PART IV
     Item 15.  Exhibits and Financial Statement Schedules. . . . . . .  49

                                   Page-3

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "anticipate," "plan," "estimate," and "potential," or other similar words. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated in our forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under Part I.
Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are made only as of the date of this Annual Report on Form 10-K. Readers should also consult the forward-looking statements and risk factors listed from time to time in our Reports on Forms 10-Q, 10-K, and in our Annual Report to Shareholders.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Unless otherwise indicated by the context, the terms "Ramtron," "the Company," "we," "us," and "our," refer to Ramtron International Corporation and our consolidated entities described in Part II. Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements.

Item 1.   BUSINESS

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

                                   Page-4

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

RECENT DEVELOPMENTS

We upgraded our FM31x Processor Companion family to include a more efficient trickle charger and a real-time clock (RTC) that requires only a standard 12.5pF external watch crystal. The new FM3127x/L27x Processor Companion features 4, 16, 64, or 256 kilobits (Kb) of nonvolatile F-RAM memory, a high-speed two-wire interface, and highly integrated support and peripheral functions for advanced processor-based systems. Our new Processor Companion is a single-chip solution that replaces discrete components and reduces cost and board space in processor-based designs. It supports commonly-needed system functions in a variety of metering, consumer, communications, industrial, and computing applications.

During the fourth quarter of 2007, we recorded a deferred income tax benefit of $7.6 million relating to the release of a valuation allowance that we determined is no longer required on certain deferred taxes. The amount represents the estimated value of net operating losses that we determined were more likely than not to be realized in the form of reduced taxable income in the future. In future quarters, we expect to record a tax expense of approximately 38.5% of net income and reduce the deferred tax asset for the amount of the tax expense.

2007 GENERAL HIGHLIGHTS

The Company and Texas Instruments ("TI") entered into a commercial manufacturing agreement for F-RAM memory products. The Company will provide design, testing and other activities associated with product development efforts, and TI will provide foundry services for a minimum period of two (2) years, subject to certain obligations for us with respect to minimum orders. The agreement provides for the production of our F-RAM memory products on TI's advanced 130-nanometer (nm) F-RAM manufacturing process, including our 4Mb F-RAM memory. Ramtron and TI have been working together since August 2001, when the companies entered into a F-RAM licensing and development agreement.

The Company and Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement"). The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The Amendment also removed the prepayment penalty for the Amended Loan Agreement, allowed the payoff of our approved mortgage, the borrowing base was adjusted to provide no set dollar amount limit on non-U.S. receivables, and certain other modifications were made as set forth in the Amendment.

                                   Page-5

On April 10, 2007, the Audit Committee of the Board of Directors of the Company dismissed KPMG as the Company's independent registered public accounting firm. The Audit Committee's decision to dismiss KPMG was approved and ratified by the Board of Directors. The reports of KPMG on the consolidated financial statements for Ramtron's most recent fiscal years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the modification with respect to the inclusion of an emphasis paragraph relating to the adoption of a new accounting principle Statement of Financial Accounting Standards No. 123(R), Share-Based Payment."

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

PRODUCT HIGHLIGHTS AND OTHER ACHIEVEMENTS IN 2007

We added five products to our line of Grade 1 AEC-Q100-qualified F-RAM automotive products. These devices are now qualified to operate from -40 degrees Celsius to +125 degrees Celsius and guarantee data retention for 9,000 hours at the high end of the operating temperature range. In demanding automotive data collection applications, F-RAM enables rapid and frequent writes to prevent data loss and provide data integrity. One of the devices has been designed into advanced powertrain systems in which F-RAM enables recording of data quickly and frequently so the powertrain can continually adapt to changing driver behavior and road conditions.

We launched the semiconductor industry's first 4-megabit (Mb) F-RAM memory, the highest-density F-RAM product available. The FM22L16 is a 4Mb, 3-volt, parallel nonvolatile RAM in a 44-pin thin small outline plastic
(TSOP) package that features fast access, high read/write endurance and low power consumption. Pin-compatible with asynchronous static RAM ("SRAM"), the FM22L16 targets industrial control systems such as robotics, network and data storage applications, multi-function printers, auto navigation systems and a host of other SRAM-based system designs. The FM22L16 is a drop-in replacement for standard asynchronous SRAMs, but is superior as it does not require a battery for data backup and is inherently more reliable due to its monolithic form. The FM22L16 is a true surface-mount solution, requiring no rework steps for battery attachment and, unlike battery-backed SRAM, is highly resistant to moisture, shock and vibration.

                                   Page-6

We introduced the FM33x product family, a new line of F-RAM Enhanced Processor Companions with a high-speed serial peripheral interface (SPI). The FM33x family combines, in one small package, all the benefits of a F-RAM memory with a comprehensive set of highly integrated support and peripheral functions for processor-based designs. The first two products, the FM33256 and the FM3316, are 3-volt devices with 256 kilobits and 16 kilobits of F-RAM memory, respectively. This single-chip solution cost effectively replaces discrete components and reduces system board space, while supporting commonly-needed system functions in processor-based systems such as meters and automotive telematics applications.

We launched the semiconductor industry's first nonvolatile state savers. These devices save the state of signals on demand and restores them to the correct state automatically upon power up. F-RAM technology enables this capability due to its fast write time and virtually unlimited write endurance. Currently, our family of low-power, nonvolatile state savers consists of six products. The state savers operate like conventional logic, but store and retain logic states in the absence of power, simplifying the design of system control functions. Nonvolatile state savers can be used in diverse applications such as switch interfaces, relay drivers, LED drivers, recording error flags, power down state detection, nonvolatile counters, tamper indicators, door open indicators, motor on/off control, DIP switch replacement, and jumper replacement, among others.

We launched an 8051-based microcontroller, the VRS51L3174, with 8 kilobytes
(KB) of nonvolatile F-RAM memory that drops into industry standard 44-pin QFP sockets for easy device migration. We added F-RAM memory to our Versa 8051s for a nonvolatile data storage and processing system to produce F-RAM Enhanced MCU products. Operating at 3.3 volts over the entire industrial temperature range, the VRS51L3174 provides an embedded data acquisition solution, targeting a wide array of advanced applications from sensors and meters to industrial control, instrumentation and medical devices.

We commenced sales of an F-RAM enhanced custom device for use in printer cartridges.

We introduced a new F-RAM enhanced MCU product. The device is an 8051-based microcontroller enhanced with 2-kilobytes of nonvolatile F-RAM memory that drops into industry standard sockets for easy device migration.

We extended our family of high-density F-RAM devices with a 2-megabit (Mb) parallel memory device. The FM21L16 is a 2Mb, 3-volt, parallel nonvolatile RAM in a 44-pin TSOP-II package that features fast access, NoDelay (trademark) writes, virtually unlimited read/write cycles, and low power consumption. Pin-compatible with asynchronous static RAM (SRAM), the FM21L16 targets SRAM-based industrial control, metering, medical, automotive, military, gaming, and computing applications, among others.

                                   Page-7

Fimicro OHG, a German-based embedded hardware and software provider fimicro integrated nonvolatile F-RAM memory into its new active104 series of PC/104-compliant Single Board Computer (SBC) and smart I/O extension modules. Fimicro has designed our FM22L16 4-megabit (Mb) parallel F-RAM device into its active104 SBC, RAID, Ethernet, and USB boards. F-RAM has replaced Flash, SRAM, and EEPROM memory technologies in the active104 systems in which our F-RAM nonvolatility, No Delay (trademark) writes, and virtually limitless endurance are ideal for guaranteeing data integrity.

Blue Planet Co. Ltd., a leading Korean supplier of retrofit diesel particulate filter (DPF) systems and diagnostic modules, designed our FM3130 and FM3104 Processor Companions into its DMS-series retrofit DPF data loggers. The FM3130 incorporates 64-kilobit (Kb) of F-RAM memory with an enhanced real-time clock (RTC) and highly-integrated support and peripheral functions for processor-based systems. F-RAM has replaced EEPROM in DMS-series DPF systems, where the combination of F-RAM and a RTC is ideal for intensive data collection and storage of vehicle exhaust temperatures, system back pressure, and time logs. Our 4Kb FM3104 Processor Companion is also designed into the DMS-series, where the F-RAM + RTC are used as a buffer memory that writes to a secure digital (SD) card, which stores exhaust temperature profiles and other parametric data.

FINANCIAL INFORMATION BY SEGMENT

Following our divestiture in 2005 of our Mushkin subsidiary, discussed in
Part II. Item 8. Financial Statements and Supplementary Data - Note 11 of the Notes to Consolidated Financial Statements, our continuing operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

See Part II. Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain geographic financial information concerning the business of the Company.

2007 OVERVIEW OF BUSINESS

In 2007, we sold products to over 300 customers and distributors. We sell products through a direct sales force and a global network of manufacturer's representatives and distributors. Our distributors sell our products to numerous end customers. Principal markets include metering, information technology, automotive, industrial, scientific and medical. We outsource the manufacturing and testing of our products to foundries, packaging, and test companies, allowing us to focus our efforts on product definition, design, marketing and sales.

                                   Page-8

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

                                   Page-9

Due to the large market for semiconductor memory products and the technical limitations of existing nonvolatile memory products, a market opportunity for alternative memory technologies has evolved. To date, ferroelectric random access memory (F-RAM) technology has overcome many of the limitations of traditional nonvolatile memory and has attracted licensed suppliers who, with us, have shipped well over 100 million units. This has made F-RAM the most commercially successful of the alternative nonvolatile memory technologies. Other emerging technologies, such as magneto resistive random access memory
(MRAM), ovonics and molecular memory, are still in their early stages of development and have yet to demonstrate commercial viability and achieve market acceptance.

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

MCUs are generally segmented by architectures ranging from 4-bit through 32-bit. 4-bit MCUs are relatively inexpensive but usually lack the minimum performance and features required for product differentiation and are typically used only to produce basic functionality in products. 16- and 32-bit architectures are typically higher performance but have historically been considered too expensive for many high-volume applications. As a result, we believe that 8-bit MCUs are generally perceived as the most cost-effective processing solution for high volume MCU requirements.

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

Until recently, analog and digital functions were performed by stand-alone components that worked alongside each other within the system. Due to the increasing complexity of products, the advancement of product features and the desire among original equipment manufacturers to decrease the size and cost of electronic systems, the market has progressed toward integrating analog and digital components into stand-alone mixed-signal semiconductor devices. Analog products that are commonly integrated into an electronic system include temperature sensors, op amps, and regulators. This analog circuitry operates in conjunction with digital devices such as memories and

                                   Page-10
microcontrollers. Microcontrollers are digital devices that incorporate many of the same functions as a computer but in a dramatically simplified form. They are typically designed to control or perform very specific tasks in a system. Advances in process technology and design capabilities now allow the integration of analog and digital devices into a single device by either embedding the functions onto a single chip or by combining them in a multi-chip package. Integrating functions in a single device has enabled lower overall system costs while increasing functionality and reducing board space requirements. As a result, many integrated semiconductor solutions generally recognize longer product life cycles and relatively higher product margins.

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

We pioneered the use of ferroelectric technology to produce nonvolatile semiconductor memory products in commercial volumes. Our products have distinct advantages over incumbent nonvolatile memory devices. F-RAM products combine the nonvolatile data storage capability of ROM with the benefits of RAM, which include a high number of read and write cycles, high-speed read and write cycles, and low power consumption. Since demonstrating our first product, we have expanded our F-RAM product line to include various interfaces and densities, which include industry-standard serial and parallel interfaces; industry standard package types; and 4-kilobit, 16-kilobit, 64-kilobit, 256-kilobit, 1-megabit, 2-megabit, and 4-megabit densities.

Our serial and parallel memories contain industry-standard interfaces that are widely used in electronic applications. System designers use serial memories to collect data due to their relative low cost. Serial memories require fewer connections to the host system, and due to their small package footprint, occupy less space on a circuit board. They are slower than other types of memory because they deliver data serially through a single port, which can require a system's processor to wait longer for the data it needs. Our serial F-RAM devices are faster than serial EEPROM devices because the fast write speed of F-RAM allows more frequent data transfers over the serial bus to the processor.

Our parallel F-RAM products are drop-in replacements for battery-backed SRAM products (BBSRAM). F-RAM parallel products offer features and data retention comparable to BBSRAMs, but without the requirement of a battery, which increases system reliability and reduces board space. Parallel memory devices transfer data faster than serial memories because they can deliver data through several ports simultaneously. Although parallel memory devices are larger and more costly than serial memory devices, they are well suited for high-performance applications due to their inherent high read and write speed capability.

                                   Page-11

Our integrated F-RAM products, called processor companions, are single-chip solutions that replace a number of individual system components to reduce cost and board space. The processor companion family is the most integrated F-RAM product line developed to date and provides on a single chip the most commonly needed system functions for a variety of applications. Processor companions typically combine nonvolatile F-RAM with analog and mixed-signal circuitry such as a real-time clock (RTC), a processor supervisor, and other commonly needed peripheral functions. Processor Companions are available in a variety of memory density and mixed-signal feature configurations. Processor companions are used in similar applications to our serial and parallel F-RAM memory technologies but provide more of the system's functions with a single device.

Our integrated F-RAM enhanced microcontrollers are feature-rich, highly-integrated mixed-signal 8051 microcontrollers that offer a solution for a broad range of signal conditioning, data acquisition and control applications. These products include on-chip analog peripherals such as a pulse width modulators (can be used as digital-to-analog (D/A) converters), a voltage reference, a programmable current source, an uncommitted operational amplifier, digital potentiometers and an analog switch, making them complete data acquisition System-on-Chip (SoC) devices.

MARKETS

=============================================================================
     Select Nonvolatile Memory and Integrated Semiconductor Applications
-----------------------------------------------------------------------------
     Meters                             Computing and Information Systems
     ------                             ---------------------------------
     Electric, Gas, Waste               RAID systems
     Taxi                               Printers and copiers
     Flow                               Printer cartridges
     Postage                            Servers
     Automated Meter Reading            Network attached storage
                                        Storage area networks
-----------------------------------------------------------------------------
     Automotive                         Industrial, Scientific and Medical
     ----------                         ----------------------------------
     Restraint systems                  Medical instruments
     Smart airbag systems               Test equipment
     Auto Body controls                 Motor controls
     Car radio/DVD/Navigation systems   Home automation
     Instrumentation clusters           RFID data logging
=============================================================================

Our engineering team has helped many customers develop leading-edge products that benefit from our F-RAM products' unique technological characteristics, such as fast write speeds, high write endurance, low power, and accelerated time-to-market. The following application examples illustrate the use of our products in certain end markets.

                                   Page-12

Automotive - Electronic systems and semiconductor content in automobiles has increased significantly in recent years with the advent of more sophisticated safety, entertainment, body control, and telematics systems. In addition, the sensor count in automobiles has grown significantly over the past few years, which requires processing and storing more data than ever before.

Metering - The need to monitor power usage has become increasingly important for utility companies as fuel prices have increased significantly over the past few years. Worldwide, there is a significant demand for systems that efficiently distribute power to areas of high demand. These trends have given rise to the need for more sophisticated digital metering products that can constantly track and report power usage data for utility companies. As a result of our success in supplying F-RAM products for one of the world's largest digital metering installations, we believe that F-RAM products are becoming more widely accepted in time-of-use and automated meter reading applications.

Computing - Computing applications for our products have increased significantly in recent years as we have focused on uses for our products in multi-function printers and copiers, laser and inkjet printers and hard disk array controllers. The high write endurance of our F-RAM products is the primary reason multi-function printer and copier manufacturers use F-RAM products in their products, while the fast write capability and ability to store information quickly upon power-down is the primary reason hard disk array controller manufacturers use our products.

Industrial, Scientific and Medical - The industrial, scientific and medical market provides a large opportunity for F-RAM products because it is characterized by applications that are subject to unique and demanding operating environments. F-RAM products are well suited for these applications due to their inherent high reliability features like high endurance and low power consumption.

MANUFACTURING

We are a fabless semiconductor manufacturer that designs and develops new products for production by foundries. Outsourcing manufacturing and our foundry relationships enables us to avoid the large capital expenditures that would otherwise be required to manufacture our products in commercial volumes.

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon Technologies AG and Texas Instruments that provide for the potential development and manufacture of F-RAM products, Fujitsu and Texas Instruments are currently the manufacturers of our F-RAM products. Fujitsu is required to notify us at least two years in advance of any change in its ability, or intention, to supply product wafers to us. Our two-year manufacturing agreement with Texas Instruments has automatic one year renewal periods unless a party notifies the other party thirty (30) days prior to the expiration of any renewal period of their desire to terminate the agreement.

                                   Page-13

We believe that manufacturing capacity for our products will be readily available for the foreseeable future. In addition, we believe manufacturing capabilities and capacity for our current integrated products, as well as those we may develop, is readily available.

We subcontract with non-U.S. companies to assemble and test our manufactured products. Assembly and testing services performed by such subcontractors are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

The raw materials and packaging required for the manufacture of our products are readily available from multiple sources.

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 92 United States patents covering key aspects of our products and technology. These patents will expire at various times between April 2008 and December 2024.
We have applied for 8 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 4 non-U.S. issued patents and have 6 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

Our patents cover the critical aspects of F-RAM technology, which we believe is a significant deterrent to other companies commercializing ferroelectric-based memory and integrated products without a license from us. We use our technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of our customers. Our engineers have specific know-how in F-RAM technology-based product design.

We have licensed our F-RAM technology to several companies, including Fujitsu, Toshiba, Samsung Electronics Company, Ltd. (Samsung), Infineon, NEC and Texas Instruments. We also have cross-licensing arrangements with National Semiconductor and Symetrix Corporation. Some of these licensing arrangements provide us with the right under certain conditions to call on the licensee's manufacturing capacity as well as to receive royalty payments while others include only royalty provisions.

SEASONAL NATURE OF BUSINESS

We do not consider our operations to be seasonal.

CUSTOMERS

We serve direct customers worldwide, including OEMs and subcontract manufacturers. Additionally, our distributors sell to customers worldwide, through which we indirectly serve a broad base of customers. Our customers include industry leading OEMs in a broad range of industries.

                                   Page-14

Our sales have been relatively balanced across our major sales regions including the Americas, Europe, Asia/Pacific and Japan. As a result, we believe that we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2007, 2006 and 2005, international sales comprised approximately 78%, 73% and 78%, respectively, of our net revenue.

SALES AND MARKETING

We use a regionally-based manufacturing representative sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2007, approximately 65% of our product sales were to our distributor network, while direct customers accounted for approximately 35% of our revenue.

As of December 31, 2007, we employed 29 people in our marketing and sales organization. In addition to our Colorado Springs, Colorado, headquarters facility, we maintain full-time sales and customer service personnel in Canada, Japan, United Kingdom, Hong Kong, South Korea, Taiwan and China. We have distribution and/or manufacturers representative relationships with more than 60 companies worldwide, including the Americas, Europe, Japan and Asia/Pacific. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

BACKLOG

Our rate of booking new orders varies from month to month and depends on scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Delivery dates are adjusted at the reasonable request of our customers. For the foregoing reasons and because of the possibility of customer changes in delivery schedules or cancellations of orders without significant penalty, we do not believe that our backlog as of any particular date is firm or that it is a reliable indicator of actual sales for any succeeding period.

COMPETITION

The semiconductor industry is intensely competitive. We compete with numerous domestic and foreign companies. Our products primarily compete on the basis of product price in relation to product functionality. We may be at a disadvantage in competing with many of our competitors, which have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flow during downturns in the semiconductor industry.

                                   Page-15

We consider our F-RAM products to be competitive with other nonvolatile memory devices such as EEPROM and BBSRAM products. Although FLASH memory products are a class of nonvolatile memory, we do not compete with FLASH due to its relatively higher storage capacity than F-RAM. Nonvolatile memory products are manufactured and marketed by major corporations possessing wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, and by specialized product companies, like, Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

Our microcontroller products compete with industry standard products offered by established semiconductor manufacturers such as Renasas, Freescale, Microchip, NEC, Atmel, NXP and Zilog. We intend to use our close customer relationships to sell in this intensely competitive environment where we have a proven track record of providing individualized design assistance and after sale support. Due to the more specialized nature of our mixed signal enhanced microcontrollers, they are less susceptible to the same level of competition as industry standard microcontroller products.

Our licensees may market products that compete with our F-RAM products. Most of our licensees have the right to manufacture and sell F-RAM products, however, with the exception of Fujitsu, we are not aware of any licensees that market competitive F-RAM products. Under our agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC, National Semiconductor, Symetrix Corporation and Texas Instruments, we granted each of those companies a non-exclusive license to F-RAM technology, which includes the right to manufacture and sell products using F-RAM technology. Most of these license agreements provide for the continuation of the license rights to our technology and know-how after expiration or termination of the agreements.

Competition affecting our F-RAM products may also come from emerging alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies.

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

We seek to maintain our leadership role in F-RAM technology development by working in cooperation with the world's leading semiconductor manufacturers to further the development of our proprietary F-RAM technology.

                                   Page-16

Research and development expenses, including customer-sponsored research and development, were $10.8 million in 2007, $9.9 million in 2006, and $7.6 million in 2005. As of December 31, 2007, we had 45 employees engaged in research and development activities. In addition, manufacturing personnel were involved in research and development efforts to increase the manufacturing yields of our products.

ENVIRONMENTAL COMPLIANCE

Federal, state and local regulations impose various environmental compliance measures on the discharge of chemicals and gases used in our prototype manufacturing and research and development processes. We believe that the risk of a future failure or violation is remote due to the nature of our current operations and the nature of the substances we use in our testing and failure analysis at our facility. We believe we have taken all necessary steps to ensure that our activities comply with all applicable environmental rules and regulations. Additional risks and uncertainties are further discussed under Part I. Item 1A. Risk Factors.

EMPLOYEES

We have approximately 115 employees, including 45 in research and development, 25 in manufacturing, 29 in marketing and sales, and 16 in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning geographic area information.

                          AVAILABLE INFORMATION

We make available financial information, news releases and other information on our website at www.ramtron.com. Such reports are available free of charge on our website as soon as reasonably practicable after we file such reports and amendments with or furnish them to the Securities and Exchange Commission
(SEC). In addition, our filings are available on the website of the SEC via the EDGAR database, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. In addition, such reports are also available free of cost by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can also obtain such reports directly from the SEC at no charge at the SEC's website (www.sec.gov) or by visiting the SEC's Public Reference room in Washington, D.C. or by calling the SEC at 1-800-SEC-0330.

                                   Page-17

Item 1A.  RISK FACTORS

Risks Relating To Our Business
------------------------------

WE HAVE HAD LOSSES FROM OPERATIONS IN PRIOR YEARS AND OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

Our ability to continue to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in addressing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At December 31, 2007, our accumulated deficit was $217 million. Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

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

                                   Page-18

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

                                   Page-19

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

We currently rely on foundry services from Fujitsu to manufacture our F-RAM products, and in March 2007, entered into an agreement with Texas
Instruments to manufacture certain F-RAM products for us. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slow down in customer orders due to seismic activity, other force majeure events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

                                   Page-20

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

                                   Page-21

A memory technology other than F-RAM nonvolatile memory technology may be adopted or become generally accepted in integrated semiconductor products, or in stand-alone memory products, and our competitors may be in a better financial and marketing position than we are to influence such adoption or acceptance.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR THE ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION.

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the year ended December 31, 2007, was $10.8 million, or 21% of our total revenue for the year ended December 31, 2007.

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our F-RAM based microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively other semiconductor functions with our F-RAM products. Our inability to successfully produce new generations of products would harm our ability to compete and have a negative impact on our operating results.

If we fail to introduce new products in a timely manner or are unable to manufacture such products successfully, or if our customers do not successfully introduce new systems or products incorporating our products, or if market demand for our new products does not develop as anticipated, our business, financial condition and results of operations could be seriously harmed.

                                   Page-22

Risks Related to Our Sales
--------------------------

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR F-RAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we depend on for our F-RAM wafer supply, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a fraction of the licensee's F-RAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

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

                                   Page-23

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

                                   Page-24

Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases used in the manufacturing processes of our foundry and contract manufacturers. Compliance with these regulations can be costly. Increasing public attention has been focused on the environmental impact of semiconductor operations. Any changes in environmental rules and regulations may impose the need for additional investments in capital equipment and the implementation of compliance programs in the future.

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

                                   Page-25

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

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Trading in our common stock tends to be thin with low volume. As of December 31, 2007, two entities owned or controlled approximately 19% of our outstanding common stock or securities currently exercisable for common stock. As of such date, based on publicly available information, the National Electrical Benefit Fund beneficially owned or controlled approximately 9.4% of our outstanding common stock, including shares issuable upon the exercise of warrants to purchase 905,697 additional shares. In addition, as of December 31, 2007, based on the most recent Schedule 13G filings, as amended, by Cortina Asset Management, an investment advisor, it beneficially owned or controlled approximately 9.5% of our outstanding shares. The ownership and/or control by these stockholders may have the effect of delaying, deferring or preventing a change in control of us. Any program by these holders to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

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

                                   Page-26

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

     United Kingdom
     Japan
     Canada
     China/Hong Kong
     Thailand

We believe that our existing facilities are adequate for our needs in the foreseeable future. If additional leased space is required in the future, such leased space is readily available.

Item 3.   LEGAL PROCEEDINGS

PATENT INTERFERENCE PROCEEDING

On April 6, 2004, the Company and National Semiconductor Corporation (National) entered into an agreement to settle our long standing patent interference dispute, which began in 1991 as a patent interference proceeding that was declared in the United States Patent and Trademark Office in regard to one of our issued United States patents. The patent involved covers a basic ferroelectric memory cell design invention that we believe is of fundamental importance to our F-RAM business in the United States.

                                   Page-27

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol "RMTR." The following table sets forth the 2007 and 2006 quarterly ranges of the high and low closing sales prices for the common stock as reported on the Nasdaq Global Market.

                                                      High         Low
                                                     ------       ------
2007
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.82        $2.46
Second Quarter . . . . . . . . . . . . . . . . . .   $3.44        $2.68
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.79        $2.84
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.74        $2.90

2006
----
First Quarter  . . . . . . . . . . . . . . . . . .   $2.54        $1.91
Second Quarter . . . . . . . . . . . . . . . . . .   $2.44        $1.84
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.30        $1.95
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.73        $3.19

                                   Page-28

RECORD HOLDERS

As of February 21, 2008, there were approximately 1,083 record holders of our common stock.

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

                             Dec. 31,  Dec. 31,  Dec. 30,  Dec. 29,  Dec. 31
                               2003      2004      2005      2006      2007
                             --------  --------  --------  --------  --------

Ramtron              $100    $ 93.57   $142.86    $ 72.50   $133.21   $153.57

S&P Electronics
  (Semiconductors)
  Industry Index      100     197.49    156.24     175.24    159.62    178.74

S&P Composite Index   100     128.68    142.69     149.70    173.34    182.87

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

                                   Page-29

                                        Year Ended December 31,
                               2007      2006      2005      2004      2003
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Revenue                      $51,094   $40,481   $34,392   $39,494   $28,733
Gross margin, product
   sales                      25,983    20,657    15,789    20,032    13,482
Income (loss) from
  continuing operations        9,891       457    (2,642)    3,457      (712)
Income (loss) from
  discontinued operations         --        --    (3,849)      145    (8,793)
Net income (loss) applicable
  to common shares             9,891       457    (6,491)    3,602    (9,505)
Earnings (loss) per share from
  continuing operations:
     - basic                 $  0.39   $  0.02   $ (0.11)   $ 0.15   $ (0.03)
     - diluted               $  0.37   $  0.02   $ (0.11)   $ 0.14   $ (0.03)
Earnings (loss) per
  share - basic              $  0.39   $  0.02   $ (0.28)   $ 0.16   $ (0.43)
Earnings (loss) per
  share - diluted            $  0.37   $  0.02   $ (0.28)   $ 0.15   $ (0.43)
Working capital               15,162    11,242    10,133    16,319    12,168
Total assets                  46,526    32,457    32,816    33,653    29,645
Total long-term debt           4,894     5,859     7,137     4,914     2,669
Stockholders' equity          31,205    17,072    14,494    15,192    11,042
Cash dividends per
  common share(1)                 --        --        --        --        --
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

                                   Page-30

                      CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts, inventories, long-lived assets, intangible assets, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition, operating results and cash flows.

RECOGNITION OF REVENUE. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations or allow for any acceptance provisions. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts based upon both historical data and management estimates.

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

                                   Page-31

In addition, our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates.

DEFERRED INCOME TAXES. As part of the process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to estimate our income taxes on a consolidated basis. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit
carry forwards.   Realization of the recorded deferred tax assets is
dependent upon our generating sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carry forwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment up or down in future periods if estimates of future taxable income are changed. Future adjustments could materially affect our financial results as reported in conformity with accounting principles generally accepted in the United States of America and, among other effects, could cause us not to achieve our projected results.

We have determined, based on all available evidence, that it is more likely than not that deferred tax assets of approximately $7.6 million will be realized and our fiscal 2007 income statement reflects a non-cash benefit in that amount. We have estimated an average growth rate of 12% in taxable income during the net operating loss carryfoward period in determining the realization of the recorded deferred tax asset.

In assessing the potential to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

LONG-LIVED ASSETS. We review the carrying values of long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without

                                   Page-32
considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. There can be no assurance that future long-lived asset impairments will not occur.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of December 31, 2007, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data and the expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

                                   Page-33

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

In 2007, we introduced 17 new products, which included stand-alone memory, AEC-Q100 automotive grade products, integrated products and a custom integrated circuit device.

Our total revenue for the year ended December 31, 2007 was $51.1 million.
In 2007, 97% of our revenue was derived from sales of our products and 3% of our revenue was derived from customer-sponsored research and development programs for F-RAM technology with major semiconductor manufacturers, licensing of our F-RAM intellectual property to a number of semiconductor manufacturers, and royalties resulting from the sale of F-RAM products by certain licensees.

2007 FINANCIAL HIGHLIGHTS

  - For the fiscal year 2007, revenue increased 26% to $51.1 million from $40.5 million in fiscal year 2006.

  - We recorded a deferred tax asset on our balance sheet that represents the estimated amount of tax loss carry forward the company currently expects to offset with future taxable income. This resulted in a non-cash deferred income tax benefit of $7.6 million, which was recorded on our income statement for the year ended December 31, 2007.

  - Total product revenue for fiscal year 2007 was up 26% to $49.4 million, compared with $39.1 million for fiscal year 2006;

  - Integrated product revenue grew 92%, to $7.4 million, from fiscal year 2006 to fiscal year 2007.

  - Product gross margin for fiscal year 2007 was 53%, consistent with the same period in fiscal year 2006.

  - By region, sales for fiscal year 2007 were as follows: Asia Pacific (39% of sales), Americas (22% of sales), Japan (20% of sales), and Europe (19% of sales). These sales are based on product shipment destination.

2008 BUSINESS OUTLOOK

For fiscal 2008, management currently projects:

  - Total revenue growth of 24% to 28% over full year 2007 revenue of $51.1 million.

  -  Gross margin of 53% to 55%

  -  Non-product revenue of approximately $1.1 million.

                                   Page-34

  - Total operating expenses to be approximately 45% to 48% of total revenue. By expense line item, management is targeting sales and marketing to be 13% to 14% of total revenue, research and development to be 20% to 22% of total revenue, and general and administrative to be 12% of total revenue.

  -  Pre tax net income of 8% to 10% of total revenue.

  -  Stock-based compensation expense of approximately $1.6 million.

  - Tax expense of approximately 40% of profit before tax of which 2% will relate to the Alternative Minimum Tax (AMT) that will affect cash flow, the remaining expense will not affect cash.

Our 2008 plan anticipates growth in all of our end markets, particularly in the computing area as our custom devices for printer cartridges gain momentum.

We anticipate 2008 sales in our target market to be as follows: metering (27% of sales), computing and information systems (34% of sales), automotive (14% of sales), and industrial, scientific and medical and other (25% of sales). On the strength of our plans for top-line growth, we expect to continue to benefit from the operating leverage built into our business model to grow net income.

We expect that the 17 new products we introduced during 2007, as well as the 14 new products planned for 2008, to provide a foundation for future revenue growth.

Since its introduction during the first quarter of 2007, we have been cultivating customer design-in opportunities for our high-density 4Mb F-RAM product. We now have design-in activity across all of our end-markets which we would expect to continue going forward.

Industrial, scientific and medical (ISM) applications continues to be a worldwide business for us. Our strategy to increase sales to the ISM market is to facilitate design-ins through top distributors within our established distribution sales network.

Our business in the metering market continues to strengthen as F-RAM enabled advanced utility meters are deployed in association with advanced metering programs worldwide. In 2008, we will work to deepen our relationships with a broad metering customer base as we align our future product development with their needs.

We are encouraged by the continued adoption of F-RAM in automotive applications. F-RAM adoption is expected to accelerate as more high-end subsystems move toward the mainstream. For example, anti pinch/trap applications are destined to grow beyond high content vehicles to more vehicles over time. As with anti pinch/trap systems, we have a foothold in a variety of applications that have the potential to proliferate across various car manufacturers and models. In 2008, we expect to continue to penetrate automotive applications with the new Grade-1 and Grade-3 automotive products we introduced in 2007.

                                   Page-35

In future quarters, we expect to record tax expense approximating 38.5% of net income and reduce the deferred tax asset for the amount of the provision.

                     RESULTS OF OPERATIONS FOR THE YEAR ENDED
                DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006
                                       and
                DECEMBER 31, 2006 AS COMPARED TO DECEMBER 31, 2005
-----------------------------------------------------------------------------

Revenue
=======
                                      December 31,         December 31,
                                   ------------------   ------------------
                                    2007       2006      2006       2005
                                   -------    -------   -------    -------
                                 (in thousands, except average selling price)

Product sales                      $49,422    $39,095   $39,095    $32,664
% change compared to prior period         +26%                 +20%

Units shipped                       54,068     44,743    44,743     37,160
% change compared to prior period         +21%                 +20%

Average selling price               $0.91      $0.87     $0.87    $0.88
% change compared to prior period          +5%                  -1%

Other revenue                      $ 1,672    $ 1,386   $ 1,386    $ 1,728
% change compared to prior period         +20%                 -20%

Total revenue                      $51,094    $40,481   $40,481    $34,392
% change compared to prior period         +26%                 +18%

2007 TO 2006:
------------

The Company had a very strong year both in terms of units shipped and product revenue. Our total revenue for the year ended December 31, 2007 was $10.6 million greater than the prior year primarily due to product revenue, which increased $10.3 million from the prior year. Product revenue increased due to a 21% increase in unit shipments compared to the prior year combined with a 5% increase in the average selling price (ASP).

Non-product revenue for the year ended December 31, 2007 was $286,000 greater than the prior year due primarily to customer-sponsored research and development (R&D) of $330,000 during 2007 compared to no R&D revenue in 2006.

2006 TO 2005:
------------

Our total revenue for the year ended December 31, 2006 was $40.5 million, compared with $34.4 million for the year ended December 31, 2005, primarily due to increased unit volume as our average price remained relatively flat year over year.

                                   Page-36

Non-product revenue during 2006, which included royalty payments and license revenue, decreased by $342,000, compared with 2005. This was due to a decrease in customer-sponsored research and development revenue of $250,000 from 2005 to 2006 due to no research and development fee payments from Texas Instruments during 2006.

Cost of Product Sales
=====================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

Cost of product sales                 $23,439    $18,438   $18,438   $16,875
Gross margin percentage                   53%        53%       53%       48%

2007 TO 2006:
------------

Cost of product sales increased $5 million for the year ended December 31, 2007 compared to the prior year due to our increased sales of $10.3 million. Our gross margin percentage remained the same for both years at 53%.

2006 TO 2005:
------------

Cost of product sales, including the provision for inventory write-off in 2005 of $876,000, increased $1.6 million for the year ended December 31, 2006. The Company's gross margin percentage increased 5% in 2006 compared to 2005 primarily due to no corresponding inventory write-off in the year ended December 31, 2006.

Research and Development Expense
================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

Combined research and development
  expense                             $10,837    $9,885    $9,885     $7,615
Percent of total revenue                  21%       24%       24%        22%

2007 TO 2006:
------------

Combined research and development expenses for the year ended December 31, 2007 increased $1 million compared to the prior year primarily due to increased salaries relating to headcount increases, increased expenses relating to masks and wafers associated with our Texas Instruments project and increased stock-based compensation expense.

                                   Page-37

2006 TO 2005:
------------

Combined research and development expenses were $9.9 million, an increase of $2.3 million from 2005 to 2006. The increase primarily resulted from increased spending related to activities at our Canadian subsidiary, stock-based compensation expense and severance payments made in 2006.

General and Administrative Expense
==================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

General and administrative expense    $7,053     $5,149    $5,149     $4,415
Percent of total revenue                 14%        13%       13%        13%

2007 TO 2006:
------------

General and administrative expenses increased $1.9 million for the year ended December 31, 2007 compared to the prior year primarily due to stock-based compensation expense and management bonus expense.

2006 TO 2005:
------------

General and administrative expenses were $5.1 million, an increase of $700,000 from 2005 to 2006. The primary reason for the increase was stock-based compensation expense recognized in 2006.

Sales and Marketing Expense
===========================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

Sales and marketing expense           $7,005     $6,034    $6,034     $5,029
Percent of total revenue                  14%        15%       15%       15%

2007 TO 2006:
------------

Sales and marketing expenses increased $1 million for the year ended
December 31, 2007 compared to the prior year primarily due to increased sales and sales representative commissions, travel and stock-based compensation expense.

                                   Page-38

2006 TO 2005:
------------

Sales and marketing expenses were $6 million, an increase of $1 million from 2005 to 2006. The increase was a result of greater sales commissions, increased sales efforts, spending on tradeshows, and stock-based compensation expense recognized in 2006.

In-Process R&D and
Debt Discount and Loss on Extinguishment Expenses
=================================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

Write-off of in-process R&D               --         --        --     $1,067
Write-down of debt discount
 and loss on extinguishment               --         --        --      1,624

2006 TO 2005:
------------

The $1.1 million write-down of in-process research and development for the year ended December 31, 2005 related to the acquisition of Goal Semiconductor in the third quarter of 2005.

The $1.6 million write-down of debt discount and loss on extinguishment of debt related to the retirement of the Company's fixed rate convertible debentures during the year ended December 31, 2005.

Other Non-Operating Income (Expenses)
=====================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2007       2006      2006       2005
                                      -------    -------   -------    -------
                                                  (in thousands)

Interest expense, related party           --         --        --    $ (162)
Interest expense, other               $ (495)    $ (612)   $ (612)     (592)
Other income                             148        154       154       345
Income tax (provision) benefit         7,478        (60)      (60)       --

2007 TO 2006:
------------

Other interest expense decreased $100,000 for the year ended December 31, 2007 compared to the prior year due to lower average principle outstanding for our promissory notes combined with lower interest rates associated with our term loan.

                                   Page-39

For the year ending December 31, 2006, we recorded an income tax provision of $60,000 relating to the alternative minimum tax. During the fourth quarter of 2007, we recorded a deferred income tax benefit of $7.6 million relating to a release of a valuation allowance that we determined is no longer required on specific deferred taxes. The amount of the reversal represents the estimated value of net operating losses that we determined were more likely than not to be realized in the form of reduced taxable income in the future. In future quarters, we expect to record tax expense approximating 38.5% of net income and reduce the deferred tax asset for the amount of the provision.

2006 TO 2005:
------------

Interest expense, related party, decreased $200,000 from 2005 to $0 in 2006 due to the retirement of the related convertible debenture in July 2005.

Other interest expense remained at $600,000 in 2006. This was due to non-related party principal outstanding throughout 2006, offset by less prepaid loan and debt discount amortization during 2006.

Other income decreased $200,000 from 2005 to 2006 to $200,000. This was due primarily to decreased foreign exchange gains incurred in 2006, offset by increased interest income during 2006.

Income Tax Provision. During 2006, the Company recognized $60,000 in tax expense related to the alternative minimum tax. No such provision was incurred during 2005 due to a net loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended December 31, 2007 and 2006, are summarized as follows:

                                                  2007          2006
                                                --------      --------
                                                    (in thousands)
Cash provided by (used for):

   Operating activities                         $ 4,835       $ 2,865
   Investing activities                          (1,710)       (1,651)
   Financing activities                            (604)         (246)
   Effect of exchange rate changes on cash            2            (8)
                                                --------      --------
Net increase in cash and cash equivalents       $ 2,523       $   960
                                                ========      ========

                                   Page-40

Cash provided by operating activities increased by $2 million for the year ended December 31, 2007 compared with the year ended December 31, 2006. This increase was due primarily to increased earnings of $9.4 million and non-cash stock-based compensation expense of $1.3 million offset by a net increase of working capital of $1.3 million and a non-cash benefit for deferred taxes of $7.6 million. The working capital increase was due primarily to increases in inventory and accounts receivable, which is consistent with our higher sales volume.

Cash used for investing activities increased by $59,000 for the year ended December 31, 2007 compared to the prior year due to increased expenditures relating to property, plant and equipment.

Cash used for financing activities increased $358,000 for the year ended December 31, 2007 compared to the prior year due primarily to the reacquisition of shares of restricted stock upon vesting for $241,000 during 2007 as payment for withholding taxes, and we recorded these shares as treasury stock.

Liquidity
---------

We had $6.8 million in cash and cash equivalents at December 31, 2007, which includes $6.3 million in our money market account. Our future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under our revolving secured credit facility available to us through March 27, 2009. As of December 31, 2007, no balance was outstanding on our revolving credit facility. We believe we have sufficient resources to fund our operations through 2008.

If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and the term loan has a term of 36 months. As of December 31, 2007, approximately $700,000 remained outstanding. The loan agreement also provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007.
Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year. The revolving facility has a term of two years. As of December 31, 2007, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with

                                   Page-41

Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.

On December 29, 2006, the Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, as amended, with Silicon Valley Bank. The amendment revised the financial covenants for debt service to better reflect the Company's operations and removes capital expenditure limits and investment limits relating to our Canadian subsidiary. On March 28, 2007, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification granted more favorable restrictions relating to the Company's foreign account receivable borrowing base, removed prepayment penalties associated with our committed revolving line and extended our revolving credit line to March 27, 2009. We were in compliance with all of our debt covenants as of December 31, 2007.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of December 31, 2007, approximately $4 million remained outstanding. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over our real estate as collateral for the mortgage loan facility.

We are investigating the benefit of selling the Company's headquarters and leasing office space better suited for our needs, or leasing the portion of our headquarters that we do not currently use.

Contractual Obligations and Commercial Commitments. At December 31, 2007, our commitments under our contractual obligations and commercial commitments were as follows:

                                                             After
                      2008    2009    2010    2011    2012    2012    Total
                    -------  ------  ------  ------  ------  ------  -------
                                      (in thousands)

Long-term debt(1)   $ 1,341  $  622  $  616  $  616  $  616  $4,119  $ 7,930
Operating leases      1,209     504      13      --      --      --    1,727
Purchase
  obligations(2)      9,519      --      --      --      --      --    9,519
                    -------  ------  ------  ------  ------  ------  -------
  Total             $12,069  $1,126  $  629  $  616  $  616  $4,119  $19,176
                    =======  ======  ======  ======  ======  ======  =======
----------

                                   Page-42

(1) Includes required principal and interest payments for our outstanding term loan with Silicon Valley Bank; our mortgage loan with American National Insurance Company; the payments to National Semiconductor Corporation and minimum interest charges related to our revolving line of credit with Silicon Valley Bank.

(2) Our purchase obligations are amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery and termination liability.

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

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 57% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date.

At December 31, 2007, we had floating rate debt outstanding of $700,000. A 10% move in interest rates would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan. In light of the above, changes in interest rates will not materially affect our future earnings or cash flows.

                                   Page-43

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ramtron International Corporation
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheet of Ramtron International Corporation (the "Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in
Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance

                                   Page-44
that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 2007, and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ramtron International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

/s/  Ehrhardt Keefe Steiner & Hottman PC
----------------------------------------
Ehrhardt Keefe Steiner & Hottman PC

February 25, 2008
Denver, Colorado

                                   Page-45

              Report of Independent Registered Public Accounting Firm

The Board of Directors
Ramtron International Corporation:

We have audited the accompanying consolidated balance sheet of Ramtron International Corporation as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006, and the related financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation as of December 31, 2006, and the results of its operations and comprehensive income (loss) and its cash flows for each of the years in the two-year period ended December 31, 2006, and the related financial statement schedule, in conformity with U.S. generally accepted accounting principles.

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

                                  /s/ KPMG LLP
                                  ------------
                                  KPMG LLP
February 12, 2007
                                   Page-46

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2007 and 2006
                       (in thousands, except share data)
                                 -------------
                                                          2007        2006
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  6,828    $  4,305
   Accounts receivable, less allowances
     of $384 and $351, respectively                        9,490       7,183
   Inventories, net                                        6,342       6,006
   Deferred income taxes, net                                286          --
   Other current assets                                      789         494
                                                        ---------   ---------
      Total current assets                                23,735      17,988

Property, plant and equipment, net                         4,987       4,527
Goodwill, net                                              2,311       2,038
Intangible assets, net                                     7,963       7,752
Deferred income taxes, net                                 7,300          --
Other assets                                                 230         152
                                                        ---------   ---------
      Total assets                                      $ 46,526    $ 32,457
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  4,168    $  3,023
   Accrued liabilities                                     2,416       1,317
   Deferred revenue                                          949       1,040
   Current portion of long-term promissory notes           1,040       1,366
                                                        ---------   ---------
      Total current liabilities                            8,573       6,746

Deferred revenue                                           1,854       2,780
Long-term promissory notes                                 4,894       5,859
                                                        ---------   ---------
      Total liabilities                                   15,321      15,385
                                                        ---------   ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 26,184,085 and 25,107,788 shares
     issued, respectively and 26,124,869 and
     25,107,788 shares outstanding, respectively             262         251
   Less:  Treasury stock of 59,216 at cost                  (241)         --
   Additional paid-in capital                            246,513     243,206
   Accumulated other comprehensive income                  1,301         136
   Accumulated deficit                                  (216,630)   (226,521)
                                                        ---------   ---------
      Total stockholders' equity                          31,205      17,072
                                                        ---------   ---------
      Commitments and contingencies (Notes 5, 6 and 14)

      Total liabilities and stockholders' equity        $ 46,526    $ 32,457
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              For the years ended December 31, 2007, 2006 and 2005
                    (in thousands, except per share amounts)
                                 -------------
                                                2007       2006       2005
                                              --------   --------   --------
Revenue:
   Product sales                              $ 49,422   $ 39,095   $ 32,664
   License and development fees                    717        717        716
   Royalties                                       625        669        762
   Customer-sponsored research and development     330         --        250
                                              ---------  ---------  ---------
                                                51,094     40,481     34,392
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        23,439     18,438     15,999
   Provision for inventory write-off                --         --        876
   Research and development                     10,573      9,885      7,294
   Customer-sponsored research and development     264         --        321
   General and administrative                    7,053      5,149      4,415
   Sales and marketing                           7,005      6,034      5,029
   Write-off of in-process research
     and development                                --         --      1,067
   Write-down of debt discount and loss
     on extinguishment                              --         --      1,624
                                              ---------  ---------  ---------
                                                48,334     39,506     36,625
                                              ---------  ---------  ---------
Operating income (loss) from continuing
   operations                                    2,760        975     (2,233)
Interest expense, related party                     --         --       (162)
Interest expense, other                           (495)      (612)      (592)
Other income, net                                  148        154        345
                                              ---------  ---------  ---------
Income (loss) from continuing operations
   before income tax provision                   2,413        517     (2,642)
Income tax benefit (provision)                   7,478        (60)        --
                                              ---------  ---------  ---------
Income (loss) from continuing operations         9,891        457     (2,642)
Loss from discontinued operations                   --         --     (3,849)
                                              ---------  ---------  ---------
      Net income (loss)                       $  9,891   $    457   $ (6,491)
                                              =========  =========  =========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments    $  1,165   $     21   $    115
                                              ---------  ---------  ---------
      Comprehensive income (loss)             $ 11,056   $    478   $ (6,376)
                                              =========  =========  =========

Earnings (loss) per share:
  Basic:
    Income (loss) from continuing operations  $   0.39   $   0.02   $  (0.11)
    Loss from discontinued operations               --         --      (0.17)
                                              ---------  ---------  ---------
      Total                                   $   0.39   $   0.02   $  (0.28)
                                              =========  =========  =========

  Diluted:
    Income (loss) from continuing operations  $   0.37   $   0.02   $  (0.11)
    Loss from discontinued operations               --         --      (0.17)
                                              ---------  ---------  ---------
      Total                                   $   0.37   $   0.02   $  (0.28)
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic                                        25,124     24,478     23,089
                                              =========  =========  =========
   Diluted                                      26,403     24,957     23,089
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2007, 2006 and 2005
                                        (in thousands, except par value amounts)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                      Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2004               22,380   $224     $ --       $235,455      $   --      $(220,487)      $15,192
Exercise of options                           56      1       --            114          --             --           115
Issuance of stock options for
  services provided                           --     --       --             45          --             --            45
Stock issued for acquisition               1,952     19       --          5,499          --             --         5,518
Cumulative foreign currency
  translation adjustments                     --     --       --             --         115             --           115
Net loss                                      --     --       --             --          --         (6,491)       (6,491)
                                         --------------------------------------------------------------------------------
Balances, December 31, 2005               24,388    244       --        241,113         115       (226,978)       14,494
Exercise of options                          450      4       --          1,101          --             --         1,105
Stock-based compensation expense              --     --       --            995          --             --           995
Issuance of restricted stock                 270      3       --             (3)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --          21             --            21
Net income                                    --     --       --             --          --            457           457
                                         -------------------------------------------------------------------------------
Balances, December 31, 2006               25,108   $251       --        243,206         136       (226,521)       17,072
Exercise of options                          435      4       --            999          --             --         1,003
Repurchases of common stock                  (59)    --     (241)            --          --             --          (241)
Stock-based compensation expense              --     --       --          2,315          --             --         2,315
Issuance of restricted stock, net
  of forfeitures                             641      7       --             (7)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --       1,165             --         1,165
Net income                                    --     --       --             --          --          9,891         9,891
                                         -------------------------------------------------------------------------------
Balances, December 31, 2007               26,125   $262    $(241)      $246,513      $1,301      $(216,630)      $31,205
                                         ===============================================================================

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2007, 2006 and 2005
                                (in thousands)
                                --------------
                                                 2007       2006      2005
                                               --------   --------  --------
Cash flows from operating activities:
   Net income (loss)                           $ 9,891    $   457   $ (6,491)
   Adjustments used to reconcile net income
    (loss) to net cash  provided by (used in)
    operating activities:
     Loss from discontinued operations              --         --      3,849
     Depreciation and amortization               2,156      1,998      1,458
     Stock-based compensation                    2,315        995         45
     Benefit for deferred income taxes          (7,586)        --         --
     Write-off of in-process
       research and development                     --         --      1,067
     Amortization of debt discount, including
       non-cash loss on extinguishment              --         --      1,153
     Imputed interest on note payable               75         85         94
     Loss on abandonment of patents                 37         78        138
     Loss (Gain) on disposition of equipment         7         --       (255)
     Provision for inventory write-off and
       warranty charge                             314        340        876
   Changes in assets and liabilities:
     Accounts receivable                        (2,307)      (949)     1,415
     Inventories                                  (650)       772     (3,383)
     Accounts payable and accrued liabilities    1,973       (248)    (1,020)
     Deferred revenue                           (1,017)    (1,086)    (1,431)
     Other                                        (373)       423        (37)
   Net cash (used by) discontinued operations       --         --       (414)
                                              ---------  ---------  ---------
       Net cash provided by (used in)
         operating activities                    4,835      2,865     (2,936)
                                              ---------  ---------  ---------
Cash flows from investing activities:
   Cash paid for acquisition net of cash
     acquired                                       --         --     (2,260)
   Purchase of property, plant and equipment    (1,641)    (1,554)    (1,389)
   Proceeds from sale of equipment and patents      --         --        268
   Payments for intellectual property              (69)       (97)      (512)
   Net cash provided by discontinued
     operations                                     --         --      1,602
                                              ---------  ---------  ---------
       Net cash used in investing
         activities                             (1,710)    (1,651)    (2,291)
                                              ---------  ---------  ---------

Cash flows from financing activities:
   Debt issuance costs                              --         --       (121)
   Proceeds from term loan & mortgage loan          --         --      7,200
   Proceeds from line of credit                     --         --      5,850
   Payments on line of credit                       --         --     (5,850)
   Purchase of treasury stock                     (241)        --         --
   Principal payments on promissory notes       (1,366)    (1,351)    (5,120)
   Issuance of common stock, related to
     options                                     1,003      1,105        114
                                              ---------  ---------  ---------
       Net cash (used in) provided by
         financing activities                     (604)      (246)     2,073
                                              ---------  ---------  ---------

Effect of foreign currency                           2         (8)       115
Net increase (decrease) in cash and
   cash equivalents                              2,523        960     (3,039)
                                              ---------  ---------  ---------
Cash and cash equivalents, beginning of year     4,305      3,345      6,384
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year        $  6,828   $  4,305   $  3,345
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2007, 2006 and 2005
                           ------------------------

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS. We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory products, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

The Company's revenue is derived primarily from the sale of its products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers involving the development of specific applications of the Company's technologies. Other revenue is generated from customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, consumer electronics, telecommunications, accelerator boards, disk array controllers, personal computers and industrial control devices.

Mushkin was classified as a discontinued operation during the third quarter of 2005. See Note 11 of these Notes of Consolidated Financial Statements below for further discussion of Mushkin.

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

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Ramtron LLC, Ramtron Canada, Inc., Ramtron Kabushiki Kaisha (Ramtron K.K.), and Ramtron Asia Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. The Company considers all cash and highly liquid investments purchased with an average maturity of three months or less to be cash equivalents.

INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined using standard costs, which approximates average cost. The Company provides for an allowance for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

DEFERRED INCOME TAXES. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis and operating loss and tax credit carry forwards. Refer to Note 10 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.
We record a valuation allowance to reduce deferred tax assets to an a amount we believe is more likely than not expected to be realized.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use. Maintenance and repairs are expensed as incurred and improvements are capitalized.

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired in accordance with the provision of FASB Statement 142, "Goodwill and Other Intangible Assets" (FAS
142). The Company performed its annual goodwill impairment testing as of December 31, 2007, and determined that no impairments existed at that date. Intangible assets are recorded at cost and are amortized on a straight-line

                                   Page F-8
basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment in accordance with FASB Statement 144, "Accounting for Impairment for Disposal of Long-Lived Assets" (FAS 144). The amounts capitalized for patents include the cost of acquiring and defending the patent. The change in carrying value of the goodwill between years is solely due to foreign currency rate changes.

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

ACCRUED LIABILITIES. Accrued liabilities consist of the following as of December 31, 2007 and 2006:

                                2007       2006
                               ------     ------
                                 (in thousands)

Compensation related           $2,036     $  911
Other                             380        406
                               ------     ------
Total                          $2,416     $1,317
                               ======     ======

REVENUE RECOGNITION. The Company recognizes revenue from product sales when title transfers, the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is generally at the time of shipment. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts based upon both historical data and management estimates.

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

ADVERTISING.  The Company expenses advertising costs as incurred.
Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $343,000, $231,000, and $198,000, respectively.

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

The following table sets forth the calculation of net income (loss) per common share for the years ended December 31, 2007, 2006 and 2005:

                                                       December 31,
                                              -------------------------------
                                                 2007       2006      2005
                                              ---------  ---------  ---------
                                                 (in thousands, except per
                                                       share amounts)

Income (loss) from continuing operations      $  9,891   $    457   $ (2,642)
                                              =========  =========  =========
Income (loss) from discontinued operations    $     --   $     --   $ (3,849)
                                              =========  =========  =========
Net income (loss) applicable to
   common shares                              $  9,891   $    457   $ (6,491)
                                              =========  =========  =========

Common and common equivalent
  shares outstanding:

    Historical common shares outstanding
    at beginning of year (not including
    unreleased restricted stock)                24,838     24,388     22,380

    Weighted average common equivalent
    shares issued during year                      286         90        709
                                              ---------  ---------  ---------
    Weighted average common shares-basic        25,124     24,478     23,089
    Weighted average common equivalent
      shares outstanding during year             1,279        479         --
                                              ---------  ---------  ---------
    Weighted average common shares-diluted      26,403     24,957     23,089
                                              =========  =========  =========

Income (loss) from continuing operations
  per basic share                             $   0.39   $   0.02   $  (0.11)
Loss from discontinued operations
  per basic share                                   --         --      (0.17)
                                              ---------  ---------  ---------
Earnings (loss) per basic share               $   0.39   $   0.02   $  (0.28)
                                              =========  =========  =========
Income (loss) from continuing operations
  per diluted share                           $   0.37   $   0.02   $  (0.11)
Loss from discontinued operations
  per diluted share                                 --         --      (0.17)
                                              ---------  ---------  ---------
Earnings (loss) per diluted share             $   0.37   $   0.02   $  (0.28)
                                              =========  =========  =========

For the years ended December 31, 2007, 2006 and 2005, the Company had several equity instruments or obligations that could cause future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details the various equity awards that were excluded from the earnings (loss) per common share calculation because their inclusion would have been anti-dilutive. These various equity awards could become dilutive in the future if the average share price increases or certain performance conditions are met:

                                                December 31,
                                       -------------------------------
                                          2007       2006       2005
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                     --      1,425      2,331
Options                                   3,141      5,028      6,872
Restricted stock                            575        270         --

STOCK-BASED COMPENSATION. At December 31, 2007, the Company had three stock-based compensation plans, which are more fully described in Note 7 of these Notes of Consolidated Financial Statements below.

Prior to January 1, 2006, the Company accounted for awards granted under stock-based incentive plans using the intrinsic method of expense recognition, which follows the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments" (SFAS 123R) and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. The Company elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2007 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R).

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis.

The Company granted restricted stock awards, restricted by a service condition, with a vesting period of one year and restricted stock awards to certain executive employees contingent upon satisfaction of a performance condition with a vesting period of three years. Restricted stock awards are valued using the fair market value of our common stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer up until the vest date.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, restricted cash, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the Company's promissory notes were approximately $5,614,000 and $6,329,000 as of December 31, 2007 and 2006, respectively, using a discounted cash flow approach. See Note 5 above for the related carrying value of these notes.

RECLASSIFICATIONS. Certain amounts recorded in previous periods have been reclassified to conform to the current year presentation.

ACCOUNTING DEVELOPMENTS. In February 2007, the FASB issued SAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 was effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which was effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments to liabilities or stockholders' equity. See Note 10 below.

NOTE 2.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2007        2006
                                        ------      ------
                                          (in thousands)

          Finished goods                $2,425      $1,915
          Work in process                4,063       4,207
          Obsolescence reserve            (146)       (116)
                                        -------     -------
                                        $6,342      $6,006
                                        =======     =======

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2007      2006
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --       $   668    $   668
Buildings and improvements                    18 and 10     8,924      8,942
Equipment                                         5        12,396     12,781
Office furniture and equipment                 5 and 7        623        559
                                                          --------   --------
                                                           22,611     22,950
Less accumulated depreciation                             (17,624)   (18,423)
                                                          --------   --------
                                                          $ 4,987    $ 4,527
                                                          ========   ========

Depreciation expense for property, plant and equipment was $1,563,000, $1,426,000, and $1,108,000 for 2007, 2006 and 2005, respectively. Maintenance and repairs expense was $1,714,000, $1,399,000, and $910,000 for 2007, 2006
and 2005, respectively. Included in maintenance are software maintenance contracts.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2007                2006
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,254             $ 5,981
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,311             $ 2,038
                                       ========            ========

   Patents and core technology         $11,815             $10,922
   Accumulated amortization             (3,852)             (3,170)
                                       --------            --------
      Intangible assets, net           $ 7,963             $ 7,752
                                       ========            ========

Amortization expense for intangible assets was $593,000, $572,000 and $350,000 in 2007, 2006 and 2005, respectively. Estimated amortization expense for intangible assets is $600,000 annually in 2008 through 2012 and $5 million thereafter.

NOTE 5.  LONG-TERM DEBT:

                                               2007        2006
                                            ----------  ----------
                                                 (in thousands)
Long-term debt:

National Semiconductor promissory note       $ 1,284      $ 1,459
Mortgage note                                  3,983        4,099
Silicon Valley Bank Term Loan                    667        1,667
                                             --------     --------
                                               5,934        7,225
Long-term debt current maturities             (1,040)      (1,366)
                                             --------     --------
Total                                        $ 4,894      $ 5,859
                                             ========     ========

In March 2002, we signed an agreement to issue $8 million of 5 year, 5% fixed rate, convertible debentures and warrants to purchase 700,000 shares of the Company's common stock. The debentures were secured by a Deed of Trust on our headquarters facility in Colorado Springs, Colorado and by a security interest in certain of our accounts receivable and patents. On July 1, 2005, the Company retired the aforementioned debentures. The warrants to purchase approximately 700,000 shares of the Company's common stock at $3.04 per share that were issued with the debentures remain outstanding at December 31, 2007. Approximately 177,000 shares were issued as the result of warrant exercises in January 2008. Interest paid to the debenture holders during 2007, 2006 and 2005 was $0, $0 and approximately $155,000, respectively. As of December 31, 2007 no amounts were outstanding on these debentures.

On July 1, 2005, the Company finalized a $4 million revolving secured credit facility with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares. The revolving facility provides for interest at a floating rate equal to the prime lending rate plus 0.50% per annum, 7.75% at December 31, 2007, a minimum interest rate of 6.00% per year and a term of two years. On September 15, 2005, we amended this credit facility to include a $3,000,000 term loan payable in 36 equal installments over three years at an interest rate equal to the prime lending rate plus 1% per annum, 8.25% as of December 31, 2007. Security for the credit facility includes all of the Company's assets except for our real estate. The Company also entered into an Intellectual Property Security Agreement with Silicon Valley Bank that secures the Company's obligations under the credit facility by granting Silicon Valley Bank a security interest in all of the Company's right, title and interest in, to and under its intellectual property. The Company used $3.6 million of proceeds from the revolving credit line to retire the convertible debentures. The Company's available funds at December 31, 2007 under this revolving credit agreement were $4 million. At December 31, 2007, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is no greater than $6,000 per quarter.

The Company is required to comply with certain covenants under the credit facility, including without limitation, minimum fixed charge covenant ratios, liquidity coverage ratios, and maintain certain leverage ratios, and restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal and acquisition of its business or property, changes in business, ownership or location of collateral, mergers or acquisitions, investments and transactions with affiliates, and paying subordinated debt.

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

On March 28, 2007, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification granted more favorable restrictions relating to the Company's foreign account receivable borrowing base, removed prepayment penalties associated with our committed revolving line and extended our revolving credit line to March 27, 2009. The Company was in compliance with all revised financial covenants as of December 31, 2007.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2007, the present value of this promissory note is $1,284,000 and the interest expense accrued in 2007 was $75,000. The Company discounted the note at 5.75%. The face value of this note as of December 31, 2007 was $1,500,000.

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

Maturities of the Company's outstanding promissory notes are as follows as of December 31, 2007:

                        2008    2009    2010    2011    2012   Thereafter
                       ------  ------  ------  ------  ------  ----------
                                       (in thousands)

Long-term debt
  obligations          $1,040  $  382  $  390  $  399  $  409    $3,531
                       ======  ======  ======  ======  ======    ======

NOTE 6.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2009 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2007 are as follows:

            2008         $1,209,000
            2009            504,000
            2010             13,000
                         ----------
                         $1,726,000
                         ==========

Total rent expense on all operating leases was $1,597,000, $720,000, and $392,000 for 2007, 2006 and 2005, respectively.

MANUFACTURING ALLIANCES. The Company has entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products. The manufacturing agreement provides only for a call on the manufacturing capacity of the vendor. The product will be supplied to the Company at prices negotiated based on current market conditions.

The Company and Texas Instruments entered into a commercial manufacturing agreement for F-RAM memory products. The Company will provide design, testing and other activities associated with product development efforts, and Texas Instruments will provide foundry services for a minimum period of two
(2) years with one year automatic renewal periods, subject to certain obligations for us with respect to minimum orders and negotiated pricing.

NOTE 7.  STOCK-BASED COMPENSATION:

STOCK-BASED COMPENSATION PLANS

The Company has three stock option plans: the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The Plans reserve 10,700,000 shares of the Company's common stock for

                                   Page F-17
issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. The 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one year from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of December 31, 2007, the Company had not granted any incentive stock options. The number of shares available for future grant under these plans was 905,273 as of December 31, 2007.

Total stock-based compensation expense recognized in our consolidated statement of income for the years ended December 31, 2007 and 2006 is as follows:

Income Statement Classifications
--------------------------------
                                                   Year Ended December 31,
                                                 ----------------------------
                                                      2007           2006
                                                 -------------  -------------
                                                        (in thousands)

Cost of sales                                       $  159         $  99
Research and development                               399           191
Sales and marketing                                    347           116
General and administrative                           1,410           589
                                                    ------         -----
Total                                               $2,315         $ 995
                                                    ======         =====

As of December 31, 2007, there was approximately $2.4 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 3 years. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

The following table sets forth the pro forma amounts of net loss and net loss per share for the year ended December 31, 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

                                                 December 31, 2005
                                                 -----------------
                                               (in thousands, except
                                                 per share amounts)

Net income (loss) as reported                       $ (6,491)

Stock-based employee compensation cost
included in net income (loss)as reported                  --

Less:  Stock-based employee compensation cost
that would have been included in net income
(loss) if the fair value method had been
applied to all awards                                  3,162
                                                    --------
Pro forma net income (loss) as if the fair
value method had been applied to all awards         $ (9,653)
                                                    =========

Earnings (loss) per share
    As reported:
       Basic                                        $  (0.28)
       Diluted                                      $  (0.28)

    Pro forma:
       Basic                                        $  (0.42)
       Diluted                                      $  (0.42)

STOCK OPTIONS

The exercise price of each stock option granted under the Company's Plans equals 100% of the market value of the Company's common stock on the date of grant. The options have a contractual life of ten years and generally vest ratably over three to four years from the date of grant.

For grants issued during 2007, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company's stock over the past 6.25 years. The average expected term was estimated by taking the weighted average of the vesting term and the contractual term of the option, as permitted by the SAB 107. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the years ending December 31, 2007, 2006 and 2005 are as follows:

                                         2007          2006          2005
                                      ----------    ----------    ----------
          Risk free interest rate        4.46%         4.81%         4.00%
          Expected dividend yield           0%            0%            0%
          Expected lives              6.25 years    6.25 years     4.0 years
          Expected volatility              76%           86%           84%

The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.75, $2.33, and $2.36, respectively.

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

A summary of the changes in stock options outstanding during the year ended December 31, 2007 are presented below:

                                                  Weighted Average
                              Number of               Exercise
                            Option Shares         Price Per Share
                            -------------         ----------------
                            (in thousands)
Outstanding at
December 31, 2006               6,438

Granted                           772                  $4.03
Forfeited                        (107)                 $2.87
Expired                          (571)                 $6.90
Exercised                        (435)                 $2.31
                                ------
Outstanding at
December 31, 2007               6,097
                                ======

As of December 31, 2007, 4,312,000, of the above options were exercisable, respectively, with weighted average exercise prices of $3.44.

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the years December 31, 2007, 2006 and 2005 was $344,000, $358,000 and $83,000, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                    Weighted Average
                                -------------------------
                   Number of                  Remaining     Aggregate
Exercise Price      Options      Exercise    Contractual    Intrinsic
    Range         Outstanding     Price         Life          Value
---------------   -----------   ----------   ------------   ---------
                (in thousands)                            (in thousands)

$ 1.85 - $ 2.22       796         $ 1.94        4.99
$ 2.29 - $ 2.29     1,426           2.29        7.89
$ 2.32 - $ 3.71     1,420           3.04        6.47
$ 3.72 - $ 4.07     1,810           3.88        8.32
$ 4.15 - $25.08       645           7.27        2.59
                    -----
                    6,097         $ 3.42        6.75         $7,284
                    =====
Ending vested and
  expected to vest  5,318         $ 3.43        6.41          6,518

Ending exercisable  4,312         $ 3.44        5.78          5,607

                                             Weighted
                            Number of        Average
     Exercise Price         Options          Exercise
         Range            Exercisable         Price
     ---------------      -----------       ----------
                         (in thousands)

     $ 1.85 - $ 2.22          588             $1.95
     $ 2.29 - $ 2.29        1,082              2.29
     $ 2.32 - $ 3.71        1,379              3.04
     $ 3.72 - $ 4.07          618              3.78
     $ 4.15 - $25.08          645              7.27
                            -----
                            4,312             $3.44
                            =====

The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of the shares. The closing market value as of December 31, 2007 was $4.30 as reported by the Nasdaq Global Market.

Cash received from option exercises for the year ended December 31, 2007 was $1 million. The actual tax benefit realized for the tax deduction from option exercises was $344,000.

RESTRICTED STOCK

On February 23, 2007, the Company granted 721,000 shares of restricted stock at a market value of $2.81 per share. Awards for 86,000 shares vest in one year based on a service condition, the remaining vest in approximately three years if certain financial goals are achieved. As of December 31, 2007, there was approximately $1 million of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.8 years.

A summary of non-vested restricted shares during the year ended December 31, 2007 is as follows:

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
                           (in thousands)
Outstanding at
December 31, 2006                270                      $3.72

Grants                           721                      $2.81
Forfeited                        (80)                     $2.97
Vested/Released                 (256)                     $3.72
                                -----

Outstanding at
December 31, 2007                655                      $2.81
                                =====
WARRANTS

Warrants to purchase shares of the Company's common stock are as follows:

                                                              Exercise
                                    Number of Shares       Price Per Share
                                    ----------------       ---------------
                                     (in thousands)

Outstanding and exercisable
at December 31, 2004 and 2005            2,331              $1.88-$6.88

Cancelled                                 (263)                $3.04
Issued                                     263                 $3.04
                                        -------
Outstanding and exercisable
at December 31, 2006                     2,331              $1.88-$6.88

Cancelled                                 (725)             $4.11-$6.88

Outstanding and exercisable
at December 31, 2007                     1,606
                                        =======             $1.88-$3.04

All of the outstanding warrants are currently exercisable. Of such warrants: warrants to purchase 700,000 shares with an exercise price of $3.04 expire in March 2008; and warrants to purchase 906,000 shares of common stock with an exercise price of $1.88 expire in September 2008 and August 2009.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded no dividends, respectively.

NOTE 8.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND. The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2007, 2006 and 2005, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $0, $105,000, and $0 during 2007, 2006 and 2005, respectively. The amounts of $90,000 and $30,000 related to this obligation are included in accrued liabilities as of December 31, 2007 and 2006, respectively.

TRANSACTIONS INVOLVING INFINEON TECHNOLOGIES AG. Infineon Technologies AG was a principal stockholder of the Company until November 20, 2006.

In March 2002, the Company issued a $3 million, 5% interest, 5-year debenture to Infineon and a warrant to purchase approximately 262,663 shares of the Company's common stock at $3.04 per share. The Infineon debenture was secured by a security interest the Company granted to Infineon in certain of its accounts receivable and patents. On July 1, 2005, the Company retired the aforementioned debenture and the warrant remained outstanding until its transfer (described below) in November 2006. Interest paid to Infineon during 2007, 2006, and 2005 was $0, $0 and approximately $39,000, respectively.

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

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER NON-CASH ITEMS:

                                                      2007     2006     2005
                                                     ------   ------   ------
                                                          (in thousands)

Interest                                            $  570    $  585   $  437
Income taxes                                           125        --       60
Common stock issued in acquisition                      --        --    5,519
Disposal of fully depreciated assets with
  no proceeds                                        2,415       131    3,810
Amounts included in capital expenditures but
  not yet paid                                         388       100      437

NOTE 10.  INCOME TAXES:

The sources of income (loss) before income taxes and after discontinued operations were as follows:

                                        2007        2006       2005
                                      --------    --------   --------
                                               (in thousands)

United States                         $ 4,785     $ 3,286    $(4,102)
Foreign                                (2,372)     (2,769)    (2,389)
                                      --------    --------   --------
Income (loss) before income taxes     $ 2,413     $   517    $(6,491)
                                      ========    ========   ========

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

                                        2007        2006       2005
                                      --------    --------   --------
                                               (in thousands)

Current:

   Federal                            $   108     $    60   $     --
   State                                   --          --         --
   Foreign                                 --          --         --
                                      --------    --------   --------
                                          108          60         --
                                      --------    --------   --------

Deferred:

   Federal                             (6,922)         --         --
   State                                 (664)         --         --
   Foreign                                 --          --         --
                                      --------    --------   --------
                                       (7,586)         --         --
                                      --------    --------   --------

Income Tax expense (benefit)          $(7,478)    $    60    $    --
                                      ========    ========   ========

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows:

                                               2007      2006      2005
                                             --------  --------  --------
                                                     (in thousands)

Computed expected tax expense (benefit)      $   844   $   181   $  (925)
Increase (reduction) in income taxes
  resulting from:
   State income taxes, net of federal impact      84        18      (126)
   Non-deductible differences                     43        48        40
   Prior period true-up                           --        --    (1,914)
   Change in valuation allowance              (8,628)     (247)    2,925
   Foreign operations                             71        --        --
   Alternative minimum tax                       108        60        --
   Impact of change on deferred tax assets
      due to change in income tax rates           --     2,443        --
   Impact of change on valuation allowance
      due to change in income tax rates           --    (2,443)       --
                                             --------  --------  --------
Income tax expense (benefit)                 $(7,478)  $    60   $    --
                                             ========  ========  ========

In assessing the potential to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $7.6 million will be realized. As of December 31, 2006, the Company had recorded a valuation allowance equal to its net deferred tax assets.

The components of deferred income taxes are as follows:

                                               2007        2006
                                             --------    --------
                                                (in thousands)
Current:

   Deferred revenue                          $   365     $    --
   Accrued liabilities, not deducted
     until paid for tax purposes                 250         327
   U.S. net operating loss carryovers          1,277          --
                                             --------    --------
                                               1,892         327
   Less valuation allowance                   (1,606)       (327)
                                             --------    --------
                                                 286          --
                                             --------    --------
Non-current:

   U.S. net operating loss carryovers         39,242      44,664
   Capital loss carryovers                        --       4,380
   Foreign net operating loss carryovers       3,724       2,999
   Deferred revenue                              714       1,470
   Fixed assets                                1,214         867
   FAS 123R-accrued NSO expense                  901         381
   Research and experimentation tax credit     1,662       1,662
   Alternative minimum tax credit                200          60
   Other                                         722         720
                                             --------    --------
                                              48,379      57,203
   Less valuation allowance                  (41,079)    (57,203)
                                             --------    --------
                                               7,300          --
                                             --------    --------
Net deferred tax assets                      $ 7,586     $    --
                                             ========    ========

As of December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $105 million to reduce future taxable income, which expire as follows:

                                    Regular Tax
    Expiration Date             Net Operating Losses
   -----------------            --------------------
                                   (in thousands)

         2008                        $ 23,579
         2009                          20,364
         2010                             533
         2011                           4,154
   2012 through 2026                   56,614
                                     --------
                                     $105,244
                                     ========

During 2007 the Company expects to utilize net operating loss carryovers of approximately $5.7 million. During 2007, 2006 and 2005, net operating loss carryovers of approximately $5 million, $12 million, and $15.6 million, respectively, expired. In addition, during 2006, capital losses of approximately $11.3 million expired. These items decreased the recorded valuation allowance in each respective year.

Tax expense other than payroll and income taxes were $235,000, $246,000 and $254,000 for 2007, 2006 and 2005, respectively.

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of California, Colorado and Texas and in several foreign countries. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject, as well as 2003 for California.

NOTE 11.  DISCONTINUED OPERATIONS:

On July 26, 2005, the Company announced the divestiture of its Mushkin subsidiary, which was approved by the Company's board of directors on July 20, 2005. The board of directors approved the disposition to allow management to focus on the Company's F-RAM product lines. On July 26, 2005, the Company executed an agreement with Mushkin's current general manager to sell its Mushkin subsidiary to Mushkin's current general manager for consideration of approximately $1.8 million. The consideration provided in the sale included, among other things, Mushkin's current accounts receivable and cash balances. The sale closed on July 26, 2005. The Company recognized impairment charges during the second quarter of 2005 to goodwill for $3.4 million, to long-lived assets for $359,000, and to inventory for $170,000, related to the divestiture.

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

Summary results for the discontinued operations are as follows:

                                                          For the years ended December 31,
                       ----------------------------------------------------------------------------------------------------------
                                      2007                                2006                                2005
                       ----------------------------------  ----------------------------------  ----------------------------------
                         Mushkin      EMS          Total     Mushkin      EMS         Total      Mushkin      EMS         Total
                       ----------------------------------  ----------------------------------  ----------------------------------
                                                                     (in thousands)
Operating Results:

Revenue                      --        --             --         --        --             --    $ 7,714        --        $ 7,714
Costs and expenses           --        --             --         --        --             --     (8,008)    $ 239         (7,769)
Impairment of patents
  and intangibles            --        --             --         --        --             --         --        --             --
Impairment of goodwill       --        --             --         --        --             --     (3,435)       --         (3,435)
Impairment of
  long-lived assets          --        --             --         --        --             --       (359)       --           (359)
Income tax benefit           --        --             --         --        --             --         --        --             --
                       ----------------------------------  ----------------------------------  ----------------------------------
Net income (loss)            --        --             --         --        --             --    $(4,088)    $ 239        $(3,849)
                       ==================================  ==================================  ==================================

As of December 31, 2007 and 2006, there were no assets or liabilities relating to discontinued operations included in the consolidated balance sheet.

NOTE 12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

Following our divestitures discussed in Note 11 herein, our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

Revenue amounts and percentages for major customers representing more than 10% of total revenue during the past three years are as follows:

                                   Page F-28

                     2007                  2006                  2005
            --------------------- --------------------- ---------------------
                                      (in thousands)

Customer A    $3,741      7%          $2,023      5%          $5,158     15%
Customer B    $3,308      6%          $4,149     10%          $3,421      9%

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets was based on physical location.

Geographic Area Net Revenue:

                                     2007         2006        2005
                                   --------     --------    --------
                                             (in thousands)

United States                      $ 7,110      $ 6,243      $ 3,524
Japan                               10,892        9,903        8,041
United Kingdom                       2,362        2,124        1,757
Indonesia                            2,449        4,149        4,135
Taiwan                               2,062        1,167          988
Germany                              2,656        2,242        2,062
China/Hong Kong                     15,604        8,916        6,413
Italy                                  262        1,045        4,065
Czech Republic                          74          704          943
Finland                              2,169          764          754
Singapore                              775          734          415
Slovenia                               658          501          585
Mexico                               1,058          170           19
Korea                                1,779          899          554
Thailand                               741           --           --
Rest of world                          443          920          137
                                   -------      -------      -------
Total                              $51,094      $40,481      $34,392
                                   =======      =======      =======

Geographic Area Long-lived Assets (Net):

                                        December 31,
                                    -------------------
                                      2007        2006
                                    -------     -------
                                      (in thousands)

United States                       $ 7,741     $ 7,711
Thailand                                435         327
Canada                                7,008       6,331
Japan                                   307         100
                                    -------     -------
                                    $15,491     $14,469
                                    =======     =======

NOTE 13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. No amounts were contributed by the Company under the 401(k) Plan on behalf of participating employees during 2005. During 2007 and 2006, approximately $81,000 and $93,000 were charged to the various income statement classifications based upon the employee's department classification for Company contributions under the 401(k) Plan, which were be paid quarterly for 2007 and were paid in the first quarter of 2007 for the year ended 2006, respectively.

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

NOTE 15.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2007 and 2006.

                                                       2007                                      2006
                                     ----------------------------------------    ----------------------------------------
                                         Q1        Q2        Q3        Q4            Q1        Q2        Q3        Q4
                                     ----------------------------------------    ----------------------------------------
                                                        (in thousands except per share data)
Revenue                              $11,088    $12,332    $13,400   $14,275     $ 9,614    $10,251    $11,158   $ 9,458
Gross margin, product sales,
  including inventory provision        5,456      6,314      6,964     7,249       4,962      5,086      5,694     4,915
Operating income (loss)                  (22)       328      1,278     1,176          90        302        668       (85)
Net income (loss) applicable
  to common shares from
  continuing operations                 (202)       248      1,136     8,709(1)      (80)       199        518      (180)

Income (loss) per share
from continuing operations

Basic                                $ (0.01)   $  0.01    $  0.05   $  0.34     $    --    $  0.01    $  0.02   $ (0.01)
                                     ========================================    ========================================
Diluted                              $ (0.01)   $  0.01    $  0.04   $  0.32     $    --    $  0.01    $  0.02   $ (0.01)
                                     ========================================    ========================================

----------
(1) See Note 10 above. The Company recorded a $7.6 million tax benefit during the quarter ended December 31, 2007 relating to the release of a valuation allowance for deferred tax assets.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                                   Page-47

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2008 Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption "Audit Committee Members" in our 2008 proxy statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption "Executive Officers of the Registrant" in our 2008 Proxy Statement for the 2008 Annual Meeting of Stockholders. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement.

Code of Conduct
---------------

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions "Executive Compensation" and "Director Compensation" in our 2008 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" in our 2008 Proxy Statement.

                                   Page-48

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" and "Director Independence" in our 2008 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" in our 2008 Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm  . . . . . . .    44
Consolidated Balance Sheets as of December 31, 2007 and 2006 . . . . .    F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the years ended December 31, 2007, 2006 and 2005  . . . . . . .    F-2
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2007, 2006 and 2005  . . . . . . . . . . .    F-4
Consolidated Statements of Cash Flows for the years ended
    December 31, 2007, 2006 and 2005 . . . . . . . . . . . . . . . . .    F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F-7

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

                                   Page-49

               Schedule II:  Valuation and Qualifying Accounts
               ===============================================

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

 Column A           Column B        Column C            Column D    Column E
----------         ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended
December 31, 2005:

Accounts receivable
 reserves             $163        $  513       $--        $  403     $273
                     =====================================================
Year Ended
December 31, 2006:

Accounts receivable
 reserves             $273        $  890       $--        $  812     $351
                     =====================================================
Year Ended
December 31, 2007:

Accounts receivable
 reserves             $351        $1,564       $--        $1,531     $384
                     =====================================================

                                   Page-50

                               INDEX TO EXHIBITS
-----------------------------------------------------------------------------

         Exhibit
         Number
         -------

          3.1    Certificate of Incorporation of Registrant, as amended.(4)
          3.2    Bylaws of Registrant, as amended.(20)

          4.1 Amended and Restated Warrant to purchase 805,697 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(3)
          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(3)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(6)
          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.(9)
          4.22 Warrant to Purchase Common Stock between the Registrant and Alexandra Global Mast Fund, Ltd. dated March 28, 2002 and as amended on August 18, 2003.(18)
          4.23 Warrant to Purchase Common Stock between the Registrant and C.E. Unterberg, Towbin Brett Moskowitz Investments, dated November 20, 2006.(18)
          4.24 Warrant to Purchase Common Stock between the Registrant and Warrant Strategies Fund, LLC, dated November 20, 2006.(18)

         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
         10.4 Amendment No. 1 to Registrant's 1989 Non-statutory Stock Option Plan dated October 24, 1996.(1)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to F-RAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(4)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(4)
         10.9    Registrant's 1999 Stock Option Plan.(4)
         10.17 Amendment No. 3 to Registrant's 1995 Stock Option Plan, as amended, dated July 25, 2000.(5)
         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(5)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(5)
         10.21* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(7)

                                   Page-51

         10.22* F-RAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(8)
         10.31* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (10)
         10.32 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(10)
         10.35   Ramtron International Corporation 2005 Incentive Award
                 Plan.(13)
         10.36 Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(14)
         10.37 Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(14)
         10.38 Form of Resale Restriction Agreement between Ramtron International Corporation and its executive officers and certain employees.(15)
         10.39 Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(15)
         10.40   Severance Agreement and General Release and Waiver of
                 Claims between the Company and Mr. Greg B. Jones dated January 13, 2006.(16)
         10.41 Registration Rights Agreement between Ramtron International Corporation and certain purchasers dated November 20, 2006. (17)
         10.44 Agreement to Pay-Off the Debentures between Ramtron International Corporation, Bramwell Capital Corp. and Alexandra Global Master Fund, Ltd. dated July 1, 2005.(11)
         10.45 Stock Purchase Agreement between Ramtron International Corporation and D. George Stathakis dated July 26, 2005.(11)
         10.48 Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(12)
         10.49   Intellectual Property Security Agreement between
                 Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(12)
         10.50 Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.(18)
         10.51 Fourth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank.(19)
         10.52 Form of Change-in-Control Agreement between Registrant and its executive officers dated April 25, 2007.(20)
         10.53* Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.(21)

         21.1    Subsidiaries of Registrant.

         23.1    Consent of Independent Registered Public Accounting Firm
         23.2    Consent of Independent Registered Public Accounting Firm

                                   Page-52

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

(2)  Incorporated by reference to our Form S-1 Registration
     Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.

(3)  Incorporated by reference to our Form 8-K (Commission File No.
     0-17739) filed with the Securities and Exchange Commission on August 31, 1999.

(4)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(5)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

(6)  Incorporated by reference to our Form 8-K (Commission File
     No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.

(7) Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended
     September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.

                                   Page-53

(8)  Incorporated by reference to our Annual Report on Form 10-K
     (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.

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

(11)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005.

(12)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.

(13)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 8, 2005.

(14)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.

(15)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.

(16)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on January 17, 2006.

(17)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on November 22, 2006.

(18)  Incorporated by reference to our Annual Report on Form 10-K
      (Commission File No. 0-17739) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 21, 2007.

(19)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2007.

(20)  Incorporated by reference to our Form 8-K (Commission File
      No. 0-17739) filed with the Securities and Exchange Commission on May 1, 2007.

(21)  Incorporated by reference to our Form 10-Q (Commission File
      No. 0-17739) for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007.

                                   Page-54

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of El Paso, State of Colorado, on February 27, 2008.

                                            RAMTRON INTERNATIONAL CORPORATION

                                            By:  /s/ William W. Staunton, III
                                               ------------------------------
                                               William W. Staunton, III
                                               Chief Executive Officer

                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints William W. Staunton and Eric A. Balzer, his true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/s/ William G. Howard
-------------------------       Chairman of the Board             2-27-08
William G. Howard

/s/ William L. George
---------------------------     Director                          2-27-08
William L. George

/s/ Jack L. Saltich
---------------------------     Director                          2-27-08
Jack L. Saltich

/s/ Theodore J. Coburn
---------------------------     Director                          2-27-08
Theodore J. Coburn

                                   Page-55

/s/ William W. Staunton, III
----------------------------    Director and Chief Executive      2-27-08
William W. Staunton, III        Officer

/s/ Eric A. Balzer
-------------------------       Director and Chief Financial      2-27-08
Eric A. Balzer                  Officer (Principal Accounting
                                Officer)

                                    Page-56