Form 10-Q
period 2008-03-31
RAMTRON INTERNATIONAL CORP
filed 2008-05-08
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2008

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

    Common Stock, $0.01 par value - 26,560,785 shares as of May 2, 2008.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of March 31, 2008 and
               December 31, 2007  . . . . . . . . . . . . . . . . . . . .   3
          (b)  Consolidated Statements of Operations and
               Comprehensive Income for the Three Months
               ended March 31, 2008 and 2007  . . . . . . . . . . . . . .   5
          (c)  Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 2008 and 2007 . . . . . . . .   6
          (d)  Consolidated Statement of Stockholders' Equity for
               the Three Months ended March 31, 2008  . . . . . . . . . .   8
          (e)  Notes to Financial Statements  . . . . . . . . . . . . . .   9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . .  29

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  30

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
          (Amounts in thousands, except par value and share amounts)

                                                        Mar. 31,    Dec. 31,
                                                          2008        2007
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  6,588    $  6,828
   Accounts receivable, less allowances
     of $546 and $384, respectively                        9,721       9,490
   Inventories, net                                        7,175       6,342
   Deferred income taxes, net                              2,414         286
   Other current assets                                      783         789
                                                        ---------   ---------
      Total current assets                                26,681      23,735

Property, plant and equipment, net                         5,222       4,987
Goodwill, net                                              2,242       2,311
Intangible assets, net                                     7,586       7,963
Deferred income taxes, net                                 4,841       7,300
Other assets                                                 232         230
                                                        ---------   ---------
      Total assets                                      $ 46,804    $ 46,526
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  4,498    $  4,168
   Accrued liabilities                                     1,172       2,416
   Deferred revenue                                          850         949
   Current portion of long-term promissory notes             792       1,040
                                                        ---------   ---------
      Total current liabilities                            7,312       8,573

Deferred revenue                                           1,693       1,854
Long-term promissory notes                                 4,880       4,894
                                                        ---------   ---------
      Total liabilities                                   13,885      15,321
                                                        ---------   ---------

                                    Page-3

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 26,589,164 and 26,184,085 shares
     issued, respectively and 26,522,605 and
     26,124,869 shares outstanding, respectively             266         262
   Additional paid-in capital                            247,998     246,513
   Less:  Treasury stock of 66,559 and 59,216 at cost       (295)       (241)
   Accumulated other comprehensive income                  1,015       1,301
   Accumulated deficit                                  (216,065)   (216,630)
                                                        ---------   ---------
      Total stockholders' equity                          32,919      31,205
                                                        ---------   ---------
      Commitments and contingencies (Notes 5 and 6)

      Total liabilities and stockholders' equity        $ 46,804    $ 46,526
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-4

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED March 31, 2008 AND 2007
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                                           2008       2007
                                                         ---------  ---------
Revenue:
   Product sales                                         $ 13,866   $ 10,713
   License and development fees                               179        179
   Royalties                                                  209        196
   Customer sponsored research and development                 50         --
                                                         ---------  ---------
                                                           14,304     11,088
                                                         ---------  ---------
Costs and expenses:
   Cost of product sales                                    6,496      5,257
   Customer sponsored research and development                 28         --
   Research and development                                 2,894      2,645
   Sales and marketing                                      1,938      1,685
   General and administrative                               1,877      1,523
                                                         ---------  ---------
                                                           13,233     11,110
                                                         ---------  ---------
Operating income (loss)                                     1,071        (22)
Interest expense, other                                       (98)      (155)
Other expense, net                                            (46)        (4)
                                                         ---------  ---------
Net income (loss) before income tax provision                 927       (181)
Income tax provision                                         (362)       (21)
                                                         ---------  ---------
Net income (loss)                                             565       (202)
                                                         =========  =========
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                   (286)        52
                                                         ---------  ---------
    Comprehensive income (loss)                          $    279   $   (150)
                                                         =========  =========
Net income (loss) per share:
  Basic and diluted:
     Net income (loss)                                   $   0.02   $  (0.01)
                                                         =========  =========
Weighted average shares outstanding:
   Basic                                                   25,695     24,926
                                                         =========  =========
   Diluted                                                 27,669     24,926
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)
                             (Amounts in thousands)
                                                            2008       2007
                                                         ---------  ---------
Cash flows from operating activities:
   Net income (loss)                                     $    565   $   (202)
   Adjustments used to reconcile net loss
    to net cash used in operating activities:
     Depreciation                                             421        380
     Amortization                                             154        141
     Stock-based compensation                                 557        482
     Deferred income taxes                                    331         --
     Imputed interest on note payable                          18         21
     Provision for inventory write-off and scrap              240         24
     Loss on abandonment of patents                            41         --

   Changes in assets and liabilities:
     Accounts receivable                                     (231)       361
     Inventories                                           (1,073)       900
     Accounts payable and accrued liabilities                (914)      (769)
     Deferred revenue                                        (260)      (252)
     Other                                                      4         (9)
                                                         ---------  ---------
       Net cash provided by (used in) operating
          activities                                         (147)     1,077
                                                         ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                 (677)      (324)
   Payments for intellectual property                          (5)        (7)
                                                         ---------  ---------
       Net cash used in investing activities                 (682)      (331)
                                                         ---------  ---------
Cash flows from financing activities:
   Purchase of treasury stock                                 (54)        --
   Principal payments on promissory notes                    (280)      (278)
   Issuance of common stock                                   933        657
                                                         ---------  ---------
       Net cash provided by financing activities              599        379
                                                         ---------  ---------
Effect of foreign currency                                    (10)        --
Net increase (decrease) in cash and cash equivalents         (240)     1,125
Cash and cash equivalents, beginning of period              6,828      4,305
                                                         ---------  ---------
Cash and cash equivalents, end of period                 $  6,588   $  5,430
                                                         =========  =========

                                    Page-6

Supplemental disclosure of cash flow information:
   Cash paid for interest                                $     79   $    113
                                                         =========  =========
   Cash paid for income taxes                            $     57   $     57
                                                         =========  =========

Amounts included in capital expenditures but
   not yet paid                                          $    420   $     70
                                                         =========  =========
Disposal of fully depreciated assets with no proceeds    $     --   $  2,378
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-7

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the quarter ended March 31, 2008
                                        (in thousands, except par value amounts)
                                                     (Unaudited)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                      Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2007               26,125   $262    $(241)      $246,513      $1,301      $(216,630)      $31,205
Exercise of options                           58      1       --            133          --             --           134
Exercise of warrants                         347      3       --            795          --             --           798
Repurchase of common stock                   (14)    --      (54)            --          --             --           (54)
Stock-based Compensation expense              --     --       --            557          --             --           557
Issuance of restricted stock
  from treasury                                7     --       --             --          --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --        (286)            --          (286)
Net income                                    --     --       --             --          --            565           565
                                         --------------------------------------------------------------------------------
Balances, March 31, 2008                  26,523   $266    $(295)      $247,998      $1,015      $(216,065)      $32,919
                                         ================================================================================

See accompanying notes to consolidated financial statements.

                                    Page-8

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2008
=============================================================================

NOTE 1.  GENERAL:

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

Our revenue is derived primarily from the sale of our products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers involving the development of specific applications of the Company's technologies. Other revenue is generated from customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

NEW ACCOUNTING STANDARDS. Effective January 1, 2008, the beginning of the Company's 2008 fiscal year, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority ("Level 1") to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority ("Level 3") to unobservable inputs. The adoption of SFAS No. 157 did not have a significant effect on the Company's consolidated financial statements.

                                    Page-9

Also, effective January 1, 2008, the Company adopted Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for any of our financial assets or liabilities.

In December 2007, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of the provisions of SFAS No. 141(R) is not anticipated to materially impact the Company's consolidated financial statements.

In December 2007, the FASB also released Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, including an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact the Company's consolidated financial statements.

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires additional disclosure related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivates. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company's consolidated financial statements.

                                    Page-10

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007, and the audited consolidated financial statements at December 31, 2007 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of expected operating results for the full year.

NOTE 3.   INVENTORIES

Inventories consist of:

                                             Mar. 31,     Dec. 31,
                                              2008          2007
                                            ---------     --------
                                                (in thousands)

          Finished goods                     $2,125        $2,425
          Work in process                     5,196         4,063
          Obsolescence reserve                 (146)         (146)
                                             -------       -------
                                             $7,175        $6,342
                                             =======       =======

NOTE 4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                       March 31,         December 31,
                                         2008                2007
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 6,185             $ 6,254
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 2,242             $ 2,311
                                       ========            ========

                                    Page-11

   Patents and core technology         $11,497             $11,815
   Accumulated amortization             (3,911)             (3,852)
                                       --------            --------
      Intangible assets, net           $ 7,586             $ 7,963
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

The change in the carrying amount of goodwill for the three-month period ended March 31, 2008 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended
March 31, 2008 and 2007, were $154,000 and $141,000, respectively. Estimated amortization expense for intangible assets is $625,000 annually in 2008 through 2012 and $4.5 million thereafter.

NOTE 5.   CONTINGENCIES

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

                                    Page-12

NOTE 6.   LONG-TERM DEBT

                                             Mar. 31,     Dec. 31,
                                              2008          2007
                                            ---------     --------
                                                (in thousands)

Long-term debt:

National Semiconductor promissory note       $ 1,303      $ 1,284
Mortgage note                                  3,953        3,983
Silicon Valley Bank Term Loan                    416          667
                                             --------     --------
                                               5,672        5,934
Long-term debt current maturities               (792)      (1,040)
                                             --------     --------
Total                                        $ 4,880      $ 4,894
                                             ========     ========

On March 30, 2007, the Company and Silicon Valley Bank ("SVB") entered into a Fourth Amendment ("Amendment") to the Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").
The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement. Pursuant to the Amendment, our $4 million revolving secured credit facility will now expire on March 27, 2009. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 6.25% at March 31, 2008, with a minimum interest rate of 6.00% per year. The Amendment also removed the prepayment penalty for the Amended Loan Agreement, allows for the payoff of the existing mortgage on our Colorado Springs headquarters, and the calculation of the borrowing base was adjusted and certain other modifications were made as set forth in the Amendment.

Our available funds at March 31, 2008 under the revolving credit agreement were $4 million per the current borrowing base. At March 31, 2008, the Company had no outstanding balance related to the revolving credit facility. The Company's commitment fee is a maximum of $6,000 per quarter.

We are required to comply with certain covenants under the credit facility, including without limitation, minimum debt service covenant ratios, liquidity ratios, and maintain certain leverage ratios, and are subject to restrictions on certain actions without the consent of Silicon Valley Bank such as the disposal of assets or property not in the ordinary course of business or the acquisition of another company if the acquisition price is greater than 25% of our tangible net worth, changes in business, ownership or location of collateral, mergers or acquisitions, and paying subordinated debt. We were in compliance with all covenants as of March 31, 2008.

                                    Page-13

NOTE 7.   STOCK-BASED COMPENSATION

The Company has three stock option plans: the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans."
The Plans reserve 10,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 95% in the 1995, 1999 and 2005 Plans, and the maximum term of each grant is ten years. The 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one year from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of March 31, 2008, the Company had not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the three months ended March 31, 2008 and 2007 is as follows:

Income Statement Classifications             2008       2007
--------------------------------            ------     ------
                                         (amounts in thousands)

Cost of Sales                                $ 50       $ 20
Research and development                      115         82
Sales and marketing                            75         82
General and administrative                    317        298
                                             ----       ----
Total                                        $557       $482
                                             ====       ====

As of March 31, 2008, there was $900,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The assumptions used to value option grants for the three months ended March 31, 2008 and 2007 are as follows:

                                              2008          2007
                                           ----------    ----------
          Risk free interest rate             3.0%          4.6%
          Expected dividend yield               0%            0%
          Expected term (in years)           6.25          6.25
          Expected volatility                  67%           78%

The weighted average fair value per share of shares granted during the three months ended March 31, 2008 and 2007 was $4.56 and $2.16, respectively.

                                    Page-14

The following table summarizes stock option activity related to the Company's Plans for the three months ended March 31, 2008:

                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2007         6,097

Granted                                     70           $ 3.78
Exercised                                  (58)            2.31
Expired/Forfeited                          (24)           17.62
                                         ------          ------
Outstanding at March 31, 2008            6,085           $ 3.38            6.57         $6,219

Exercisable at March 31, 2008            4,313           $ 3.35            5.61         $5,001

The intrinsic value was calculated as the difference between the market value as of March 31, 2008 and the exercise price of the shares. The closing market value as of March 31, 2008 was $4.10 as reported by the Nasdaq
Global Market.

Cash received from option exercises for the three months ended March 31, 2008 was $134,000.

RESTRICTED STOCK

As of March 31, 2008, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. As of March 31, 2008, there was approximately $900,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.8 years. These awards are valued based upon the market value of the common stock on the date of grant and assuming a 6% forfeiture rate.

A summary of non-vested restricted shares during the three months ended March 31, 2008 is as follows (in thousands):

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
Outstanding at
December 31, 2007                655                      $2.81

Granted                            7                       4.56
Forfeited                         --                         --
Vested/Released                  (87)                      2.95
                                -----                     -----
Outstanding at
March 31, 2008                   575                      $2.81
                                =====                     =====

                                    Page-15

NOTE 8.   INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.

A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

During the quarter ended December 31, 2007, the Company performed its quarterly assessment of its net deferred tax assets. After considering a number of factors, primarily the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company concluded that an adjustment to the valuation allowance recorded to offset its deferred tax assets was necessary in accordance with SFAS 109. Accordingly, the Company recorded a non-cash tax benefit in the fourth quarter of 2007 of $7.6 million to decrease the valuation allowance against its deferred tax assets.

In addition, for the three months ended March 31, 2008, the Company recorded a $362,000 income tax provision. Of the total provision, $331,000 represented the utilization of net operating losses for the three months ended March 31, 2008, which was a non-cash transaction. The remainder of the tax provision represents our current tax provision related to alternative minimum tax we expect to pay.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period's earnings.

                                    Page-16

NOTE 9.   EARNINGS PER SHARE

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

The following table sets forth the calculation of net income (loss) per common share for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2008      2007
                                                    --------  --------

Net income (loss)                                   $   565   $  (202)
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             26,125    25,108
   Less: Restricted stock at beginning of period       (655)     (270)
   Weighted average common shares issued
     during period                                      225        88
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              25,695    24,926

   Effect of other dilutive securities:
    Options/Restricted stock                          1,379        --
    Warrants                                            595        --
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            27,669    24,926
                                                    ========  ========

Net loss per share:
  - basic and diluted                               $  0.02   $ (0.01)
                                                    ========  ========

As of March 31, 2008 and 2007, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                    Page-17

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2008    March 31, 2007
                                    --------------    --------------
                                            (in thousands)

Warrants                                    --             2,273
Options                                  2,060             5,681
Restricted stock                           575               988

A warrant for approximately 58,000 shares of common stock expired in March
2007.

Warrants were exercised for approximately 347,000 shares of common stock during the three months ended March 31, 2008.

NOTE 10.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part II - Other Information, Item 1A "Risk Factors," elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates

                                    Page-18
including those related to bad debts, inventories, long-lived assets, intangible assets, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition, operating results and cash flows.

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

                                    Page-19

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

In assessing the potential to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data. Securities and Exchange Commission Staff Accounting Bulletin No. 110, issued in December 2007, permits certain companies to use the "simplified" method for estimating the term of "plain vanilla" share options granted under specified conditions. We use this method to estimate our expected term of options granted. All of these variables have an affect on the amount charged to expense in our consolidated statement of income.

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

                                    Page-21

General:
-------

On March 3, 2008, the Company's Board of Directors adopted a resolution to increase the number of directors comprising the Board to seven directors, subject to the acceptance of an offer to join the Board made to Mr. Eric Kuo.
Section 2.3 of the Company's Amended and Restated Bylaws permits that the number of directors may be increased at any time from time to time by a vote of the majority of directors then in office.

On March 3, 2008, the Company's Board of Directors elected Mr. Eric Kuo to its Board. With the addition of Mr. Kuo, the full Ramtron board is comprised of seven directors. Mr. Kuo has held numerous sales management positions for National Semiconductor and Fairchild Semiconductor. From April 2003 until his retirement in December 2007, he served as president and managing director of Fairchild Semiconductor (HK) Ltd. In that capacity, Mr. Kuo was responsible for defining and implementing the region's strategic business plan and served as the point person for Fairchild Semiconductor's Asia Pacific investments, acquisitions, divestitures and joint ventures. Mr. Kuo holds both a BSc in Management from National Chung Hsin University in Taiwan and an MBA from Golden Gate University in San Francisco.

Three-Month Financial Highlights:
--------------------------------

- Total revenue was $14.3 million for the three months ended March 31, 2008, which was 29% higher than the $11.1 million reported for the three months ended March 31, 2007.

- Net income was $565,000, or $0.02 per share, for the three months ended March 31, 2008, compared with a net loss of $202,000, or ($0.01) per share, for the three months ended March 31, 2007. Results for the three months ended March 31, 2008 included stock-based compensation expense of $557,000 and an income tax provision of $362,000, both of which were primarily non-cash.

- Product gross margin for the three months ended March 31, 2008 was 53%, which improved slightly from 51% for the three months ended March 31, 2007.

Product Revenue Highlights:
--------------------------

- Product revenue was $13.9 million for the three months ended March 31, 2008, which was 29% higher than product revenue of $10.7 million reported for the three months ended March 31, 2007.

- Integrated product revenue grew 65% to $2.8 million, or 20% of F-RAM product revenue, during the three months ended March 31, 2008, compared with $1.7 million, or 16% of F-RAM revenue, for the three months ended March 31, 2007.

                                    Page-22

- Products we introduced as recently as 2006 and 2007 accounted for roughly 75% of our revenue gain for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Products launched last year, which resulted from our effort to accelerate the introduction of higher-value integrated and custom devices, accounted for about half of the revenue gain.

Product Highlights:
------------------

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

We launched the FM3135, a 64-kilobit (Kb), 3-volt Processor Companion product that combines the benefits of nonvolatile F-RAM memory with an enhanced real-time clock/calendar (RTC) and integrated 32 kHz watch crystal. The FM3135 is designed for use in meters, elapsed time monitors, time-of-use recording, and other data-storage applications that require time-stamping. The high endurance and fast writes of F-RAM combined with an RTC make it ideal for systems that time stamp events.

Our FM22L16 product was awarded the Product of the Year Award by Electronic Products China (EPC). The FM22L16, the semiconductor industry's first 4-megabit (Mb) nonvolatile F-RAM memory, was selected from hundreds of products after it successfully met the judging criteria for design innovation, price performance, and technological advancement.

                                    Page-23

                          PERIOD COMPARISONS FOR THE
                THREE MONTHS ENDED MARCH 31, 2008 AND 2007
-----------------------------------------------------------------------------

Revenue
=======
                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------
                                    (in thousands, except
                                    average selling price)

Product sales                         $13,866    $10,713
% change compared to prior period             29%

Units shipped                          16,516     11,733
% change compared to prior period             41%

Average selling price                  $0.84      $0.91
% change compared to prior period            (8%)

Other revenue                         $   438    $   375
% change compared to prior period             17%

Total revenue                         $14,304    $11,088
% change compared to prior period             29%

The three months ended March 31, 2008 was a record quarter both in terms of units shipped and product revenue. Our units shipped increased 4.8 million compared to the three months ended March 31, 2007. Our average selling price ("ASP") decreased $0.07 or 8% from the three months ended
March 31, 2007 due primarily to increased sales of certain integrated products
that had lower ASPs but margins were in line with historical levels.   Product
revenue increased $3.2 million compared to the three months ended March 31, 2007. Successful new product introductions along with a broadening of our customer base contributed to the revenue and unit shipment growth.

Other revenue, consisting of license fees, royalty income, and customer-sponsored research and development increased $63,000 due to customer-sponsored research and development that occurred during the three months ended March 31, 2008. No such activity occurred in the three months ended March 31, 2007.

Cost of Product Sales
=====================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------

Cost of product sales                 $6,496     $5,257
Gross margin percentage                 53%        51%

                                    Page-24

Cost of product sales increased $1.2 million for the three months ended
March 31, 2008 compared with the three months ended March 31, 2007 due to our increased sales of $3.1 million. Manufacturing yields have improved; therefore, our gross margin percentage increased slightly in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Research and Development Expense
================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------

Research and development expense      $2,894     $2,645
Percent of total revenue                20%        24%

Research and development expenses increased $249,000 in the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This increase was due primarily to compensation related expense of $185,000 associated with increased headcount, combined with increased engineering material costs associated with our new product introductions of $50,000. Research and development expense as a percentage of total revenue decreased by 4% from the three months ended March 31, 2007.

General and Administrative Expense
==================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------

General and administrative expense    $1,877     $1,523
Percent of total revenue                13%        14%

General and administrative expenses increased $354,000 in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was due primarily to an increase in management and employee bonus accruals of $117,000 and increased outside service provider fees of $116,000. General and administrative expenses as a percent of total revenue decreased by 1%.

Sales and Marketing Expense
===========================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------

Sales and marketing expense           $1,938     $1,685
Percent of total revenue                13%        15%

                                    Page-25

Sales and marketing expense increased $253,000 in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
This increase was due primarily to increased commission related expenses of $70,000 associated with the increased sales and increased related travel expense of $76,000. Also contributing to the increase was marketing and advertising expenses of $50,000 compared to the three months ended March 31, 2007. Sales and marketing expense as a percent of total revenue increased by 2%.

Other Non-Operating Income (Expenses)
====================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2008       2007
                                      -------    -------

Interest expense                       $ 98       $155

Other expense                          $ 46       $  4

Income tax provision                   $362       $ 21

Interest expense decreased $57,000 for the three months ended March 31, 2008 compared to the same period for 2007. This decrease was due to lower debt outstanding during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Other expense increased $42,000 for the three months ended March 31, 2008 compared to the same period for 2007. This increase was due primarily to increased foreign exchange transaction losses of $59,000.

At the end of 2007, we recognized a deferred tax asset that represents the estimated amount of tax loss carryforward the Company currently expects to be realized through the utilization of the net operating losses with future taxable income. These assets will be reduced by the amount of the net operating loss carryforwards utilized. This transaction is included as a non-cash portion of the tax provision that will be recognized on our income statement on a quarterly basis. The $341,000 increase in the income tax provision from the three months ended March 31, 2007 was due primarily to the recording of this non-cash tax provision.

                                    Page-26

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended March 31, 2008 and 2007, are summarized as follows:

                                                        2008        2007
                                                      --------    --------
                                                         (in thousands)
Cash provided by (used for):

   Operating activities                                 $(147)    $1,077
   Investing activities                                  (682)      (331)
   Financing activities                                   599        379
   Effect of exchange rate changes on cash                (10)        --
                                                        ------    -------
Net increase (decrease) in cash and cash equivalents    $(240)    $1,125
                                                        ======    =======

Cash provided by operating activities decreased by $1.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was due primarily to a net increase in working capital of $2.7 million. This working capital increase was due primarily to increases in inventory and accounts receivable, which were consistent with our higher sales volume. The decrease was offset by increased earnings of $800,000 and increased deferred tax provision of $300,000.

Cash used for investing activities increased by $351,000 for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 due to increased expenditures relating to property, plant and equipment.

Cash provided by financing activities increased $220,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to the sale of common stock relating to the exercise of stock options and warrants.

Liquidity
---------

We had $6.6 million in cash and cash equivalents at March 31, 2008, including $5.3 million in our money market account. Our future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under our revolving secured credit facility available to us through March 27, 2009. As of March 31, 2008, no balance was outstanding on our revolving credit facility. We believe we have sufficient resources to fund our operations through at least the end of 2008.

                                    Page-27

If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and a term of 36 months. As of March 31, 2008, approximately $400,000 was outstanding on the secured loan facility. The loan agreement also provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We expect to renegotiate the renewal of this revolving security credit facility at the end of its current term. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year and a commitment fee of $6,000 per quarter. At March 31, 2008, our interest rate was 6.25%. As of March 31, 2008, no balance was outstanding on the revolving facility.
Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.

On March 28, 2007, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification granted more favorable restrictions relating to the Company's foreign account receivable borrowing base, removed prepayment penalties associated with our committed revolving line and extended our revolving credit line to March 27, 2009. We were in compliance with all of our debt covenants as of March 31, 2008.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of March 31, 2008, approximately $4 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over our real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling the Company's headquarters and leasing office space better suited for our needs, or leasing the portion of our headquarters that we do not currently use.

                                    Page-28

OUTLOOK

The following statements are based on our current expectations of results for the year 2008. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to our customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

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

                                    Page-29

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

We have a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and a term of 36 months. As of March 31, 2008, approximately $400,000 was outstanding on the secured loan facility. A 10% upward move in interest rates would result in additional interest due of approximately $1,000 per year and this amount would not have a material effect on our financial statements.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    Page-30

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

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At March 31, 2008, our accumulated deficit was $216 million.
Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

IF WE FAIL TO VIGOROUSLY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION MAY SUFFER.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our products. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third party non-disclosure and assignment agreements. We cannot provide assurances that any of our pending patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

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

                                    Page-31

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

                                    Page-32

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

We currently rely on foundry services from Fujitsu to manufacture our F-RAM products, and we have an agreement with Texas Instruments to manufacture certain F-RAM products for us. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slow down in customer orders due to seismic activity, other force majeure events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

                                    Page-33

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

EMERGING TECHNOLOGIES AND STANDARDS MAY POSE A THREAT TO THE COMPETITIVENESS OF OUR PRODUCTS.

Competition affecting our F-RAM products may also come from alternative nonvolatile technologies such as magnetic random access memory or phase change memory, or other developing technologies. We cannot provide assurance that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that

                                    Page-34
achieve market acceptance. Our competitors or customers may offer new products based on new technologies, new industry standards or end-user or customer requirements, including products that have the potential to replace, or provide lower-cost or higher-performance alternatives to, our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the three months ended March 31, 2008, was $2.9 million, or 20% of our total revenue for the three months ended March 31, 2008.

If we do not accurately anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better able to satisfy market demand than we would. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products to lower sale prices, or both, than we currently anticipate, which would adversely affect our revenue and gross profits. We cannot be certain that any products we may develop based on new technologies or for new standards will achieve market acceptance.

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

                                    Page-35

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

Risks Related to Our Sales
--------------------------

WE COMPETE IN CERTAIN MARKETS WITH SOME OF OUR F-RAM TECHNOLOGY LICENSEES, WHICH MAY REDUCE OUR PRODUCT SALES.

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we depend on for our F-RAM wafer supply, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a portion of the licensee's F-RAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

WE MAY NOT BE ABLE TO REPLACE OUR EXPECTED REVENUE FROM SIGNIFICANT CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is dependent upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from other customers or revenue from relationships developed with new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure you that we would be able to replace these relationships on a timely basis or at all.

WE EXPECT THAT INTERNATIONAL SALES WILL CONTINUE TO REPRESENT A SIGNIFICANT PORTION OF OUR PRODUCT SALES IN THE FUTURE. AS A RESULT OF THE LARGE FOREIGN COMPONENT OF OUR REVENUE, WE ARE SUBJECT TO A NUMBER OF RISKS RESULTING FROM SUCH OPERATIONS.

                                    Page-36

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

The majority of our revenue, expense and capital purchasers are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 55% of our wafer purchase costs. We do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances ("RoHS"), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. RoHS took effect on July 1, 2006. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS

                                    Page-37
or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

                                    Page-38

   - the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

   - announcements of technological innovations or new products by us or our competitors;

   - competition, including pricing pressures and the potential impact of competitors' products on our sales;

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

CONCENTRATED OWNERSHIP AND ANY RELATED SALES OF SHARES COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Trading in our common stock tends to be thin with low volume. As of March 31, 2008, based on publicly available information, the National Electrical Benefit Fund beneficially owned or controlled approximately 9.3% of our outstanding common stock, including shares issuable upon the exercise of warrants to purchase 905,697 additional shares. The ownership and/or control by this stockholder may have the effect of delaying, deferring or preventing a change in control of us. Any program by this holder to dispose of a substantial amount of its shares of our common stock in the open market could have an adverse impact on the market for our common stock.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS AND COULD AFFECT THE PRICE OF OUR COMMON STOCK.

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions of the preferred stock, without any vote or action by our shareholders. Our authority to issue preferred stock with rights preferential to those of our common stock could be used to discourage attempts by others to obtain control of or acquire us, including an attempt in which the potential purchaser offers to pay a per share price greater than

                                    Page-39
the current market price for our common stock, by making those attempts more difficult or costly to achieve. In addition, we may seek in the future to obtain new capital by issuing shares of preferred stock with rights preferential to those of our common stock. This provision could limit the price that investors might be willing to pay in the future for our common stock.

We also entered into a preferred shares rights agreement with Citicorp
N. A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors. On July 1, 2007, Computershare Trust Company, N.A. assumed these duties as rights agents.

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 8, 2008                             /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-40