Form 10-Q
period 2008-06-30
RAMTRON INTERNATIONAL CORP
filed 2008-08-07
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2008

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

    Common Stock, $0.01 par value - 27,125,386 shares as of August 1, 2008.

                                    Page-1

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of June 30, 2008 and
               December 31, 2007  . . . . . . . . . . . . . . . . . . . .   3
          (b)  Consolidated Statements of Operations and
               Comprehensive Income for the Three and Six Months
               ended June 30, 2008 and 2007   . . . . . . . . . . . . . .   5
          (c)  Consolidated Statements of Cash Flows for the
               Three and Six Months ended June 30, 2008 and 2007  . . . .   6
          (d)  Consolidated Statement of Stockholders' Equity for
               the Six Months ended June 30, 2008 . . . . . . . . . . . .   8
          (e)  Notes to Financial Statements  . . . . . . . . . . . . . .   9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . .  32

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  32

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .  42

Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

                                    Page-2

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
          (Amounts in thousands, except par value and share amounts)

                                                        June 30,    Dec. 31,
                                                          2008        2007
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  8,237    $  6,828
   Accounts receivable, less allowances
     of $708 and $384, respectively                        9,698       9,490
   Inventories                                             7,882       6,342
   Deferred income taxes, net                              2,930         286
   Other current assets                                      830         789
                                                        ---------   ---------
      Total current assets                                29,577      23,735

Property, plant and equipment, net                         5,331       4,987
Goodwill, net                                              2,261       2,311
Intangible assets, net                                     7,501       7,963
Deferred income taxes, net                                 3,839       7,300
Other assets                                                 244         230
                                                        ---------   ---------
      Total assets                                      $ 48,753    $ 46,526
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  4,152    $  4,168
   Accrued liabilities                                     1,763       2,416
   Deferred revenue                                          743         949
   Current portion of long-term promissory notes             544       1,040
                                                        ---------   ---------
      Total current liabilities                            7,202       8,573

Deferred revenue                                           1,531       1,854
Long-term promissory notes                                 4,614       4,894
                                                        ---------   ---------
      Total liabilities                                   13,347      15,321
                                                        ---------   ---------

                                    Page-3

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 27,190,517 and 26,184,085 shares
     issued, respectively and 27,125,386 and
     26,124,869 shares outstanding, respectively             272         262
   Additional paid-in capital                            249,625     246,513
   Less:  Treasury stock of 65,131 and 59,216 at cost       (295)       (241)
   Accumulated other comprehensive income                  1,090       1,301
   Accumulated deficit                                  (215,286)   (216,630)
                                                        ---------   ---------
      Total stockholders' equity                          35,406      31,205
                                                        ---------   ---------
      Commitments and contingencies (Notes 5 and 6)

      Total liabilities and stockholders' equity        $ 48,753    $ 46,526
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                                    Page-4

                      RAMTRON INTERNATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2008      2007      2008      2007
                                       --------  --------  --------  --------
Revenue:
   Product sales                       $15,132   $11,936   $28,998   $22,648
   License and development fees            179       179       358       358
   Royalties                               184       117       393       313
   Customer-sponsored research
     and development                        40       100        90       100
                                       --------  --------  --------  --------
                                        15,535    12,332    29,839    23,419
                                       --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                 7,115     5,622    13,611    10,878
   Research and development              3,061     2,704     5,955     5,349
   Customer-sponsored research
     and development                        19        94        47        94
   General and administrative            1,680     1,609     3,557     3,132
   Sales and marketing                   2,296     1,975     4,233     3,660
                                       --------  --------  --------  --------
                                        14,171    12,004    27,403    23,113
                                       --------  --------  --------  --------
Operating income from
   continuing operations                 1,364       328     2,436       306

Interest expense                          (105)     (122)     (203)     (277)
Other income (expense), net                 33        68       (12)       64
                                       --------  --------  --------  --------
Income from continuing operations
  before income tax provision            1,292       274     2,221        93
Income tax provision                      (513)      (26)     (877)      (47)
                                       --------  --------  --------  --------
Net income                             $   779   $   248   $ 1,344   $    46
                                       ========  ========  ========  ========
Other comprehensive income (loss),
    net of tax:
  Foreign currency translation
    adjustments                             76       575      (210)      627
                                       --------  --------  --------  --------
    Comprehensive income               $   855   $   823   $ 1,134   $   673
                                       ========  ========  ========  ========
Net income per share:
  Basic and diluted:                   $  0.03   $  0.01   $  0.05   $  0.00
                                       ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                 26,304    25,130    26,002    25,029
                                       ========  ========  ========  ========
  Diluted                               28,101    26,121    27,888    25,845
                                       ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (Unaudited)
                             (Amounts in thousands)

                                                           June 30,  June 30,
                                                             2008      2007
                                                           --------  --------
Cash flows from operating activities:
   Net income                                              $ 1,344   $    46
   Adjustments used to reconcile net income to net
   cash used in operating activities:
     Depreciation                                              879       761
     Amortization                                              308       287
     Stock-based compensation                                1,029     1,053
     Deferred income taxes                                     817        --
     Imputed interest on note payable                           34        40
     Inventory write-off and scrap                             333        47
     Loss on abandonment of intangible assets                   41        27

Changes in assets and liabilities:
   Accounts receivable                                        (208)   (1,364)
   Inventories                                              (1,873)    1,276
   Accounts payable and accrued liabilities                   (669)     (177)
   Deferred revenue                                           (529)     (508)
   Other                                                       (55)       (9)
                                                           --------  --------
       Net cash provided by operating activities             1,451     1,479
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,289)     (566)
   Intellectual property                                       (21)      (27)
                                                           --------  --------
       Net cash used in investing activities                (1,310)     (593)
                                                           --------  --------
Cash flows from financing activities:
   Purchase of treasury stock                                  (54)       --
   Principal payments on promissory notes                     (810)     (807)
   Issuance of common stock                                  2,094       657
                                                           --------  --------
       Net cash provided by (used in) financing activities   1,230      (150)
                                                           --------  --------

Effect of foreign currency                                      38         8
Net increase in cash and cash equivalents                    1,371       736
Cash and cash equivalents, beginning of period               6,828     4,305
                                                           --------  --------
Cash and cash equivalents, end of period                   $ 8,237   $ 5,049
                                                           ========  ========

                                    Page-6

Supplemental disclosure of cash flow information:

   Cash paid for interest                                  $   167   $   313
                                                           ========  ========
   Cash paid for income taxes                              $    80   $    57
                                                           ========  ========
   Disposal of fully depreciated assets with
      no proceeds                                          $    --   $ 2,382
                                                           ========  ========

   Amounts included in capital expenditures but
      not yet paid                                         $   373   $   320
                                                           ========  ========

See accompanying notes to consolidated financial statements.
                                    Page-7

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                        (In thousands, except par value amounts)
                                                     (Unaudited)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                      Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2007               26,125   $262    $(241)      $246,513      $1,301      $(216,630)      $31,205
Exercise of options                           58      1       --            133          --             --           134
Exercise of warrants                         347      3       --            795          --             --           798
Repurchase of common stock                   (14)    --      (54)            --          --             --           (54)
Stock-based Compensation expense              --     --       --            557          --             --           557
Issuance of restricted stock
  from treasury                                7     --       --             --          --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --        (286)            --          (286)
Net income                                    --     --       --             --          --            565           565
                                         --------------------------------------------------------------------------------
Balances, March 31, 2008                  26,523    266     (295)       247,998       1,015       (216,065)       32,919
Exercise of options                           55      1       --            134          --             --           135
Exercise of warrants                         546      5       --          1,021          --             --         1,026
Stock-based Compensation expense              --     --       --            472          --             --           472
Issuance of restricted stock
  from treasury                                1     --       --             --          --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --          75             --            75
Net income                                    --     --       --             --          --            779           779
                                         --------------------------------------------------------------------------------
Balances, June 30, 2008                   27,125   $272    $(295)      $249,625      $1,090      $(215,286)      $35,406
                                         ================================================================================

See accompanying notes to consolidated financial statements.

                                    Page-8

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008
=============================================================================

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

Our revenue is derived from the sale of our products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers involving the development of specific applications of the Company's technologies. Other revenue is generated from customer-sponsored research and development revenue. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards
No. 162, "The Hierarchy of Generally Accepted Accounting Principles,"
("SFAS No. 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This Statement is no expected to result in a change in our current practice.

                                    Page-10

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and the audited consolidated financial statements at December 31, 2007 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of expected operating results for the full year.

NOTE 3.   INVENTORIES

Inventories consist of:

                                       June 30,          December 31,
                                         2008                2007
                                     ------------        ------------
                                               (in thousands)

          Finished goods               $2,253              $2,370
          Work in process               5,629               3,972
                                       -------             -------
                                       $7,882              $6,342
                                       =======             =======

NOTE 4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                       June 30,          December 31,
                                         2008                2007
                                     ------------        ------------
                                               (in thousands)

   Goodwill                            $ 2,261             $ 2,311
                                       ========            ========

   Patents and core technology         $11,577             $11,815
   Accumulated amortization             (4,076)             (3,852)
                                       --------            --------
      Intangible assets, net           $ 7,501             $ 7,963
                                       ========            ========

                                    Page-11

At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

The change in the carrying amount of goodwill for the six-month period ended June 30, 2008 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended June 30, 2008 and 2007 was approximately $154,000 and $146,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $308,000 and $287,000, respectively. Estimated amortization expense for intangible assets is $625,000 annually in 2008 through 2012 and $4.7 million thereafter.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, fabrication, packaging, materials and/or use within a system. We may be required to reimburse customers, including for customers' costs to repair or replace the products in the field, which could cause our net income to decline. Costs associated with correcting defects, errors or other issues could be significant and could materially harm our financial results.

As previously announced, one of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products. We have been working closely with our manufacturing supplier and the customer to identify the root cause of the failures. Based on our investigation to date and an evaluation of the failed devices, we concluded that a manufacturing process defect in our device combined with a unique use within the customer's end product resulted in the device failures. We are working with our customer to try to determine the total losses the customer might sustain, and to determine, among our insurance carriers and our contract manufacturing supplier, the amount of the customer's losses for which we might be liable. We are currently unable to estimate the amount of costs that may be incurred by us as a result of the customer's claims and, therefore, we have not recorded any additional related costs or a liability in our Condensed Consolidated Financial statements as of June 30, 2008.

                                    Page-12

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceeding against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 6.   LONG-TERM DEBT

                                                June 30,         December 31,
                                                 2008                2007
                                             -------------       ------------
                                                      (in thousands)
Long-term debt:

National Semiconductor promissory note          $ 1,069            $ 1,284
Mortgage note                                     3,922              3,983
Silicon Valley Bank Term Loan                       167                667
                                                --------           --------
                                                  5,158              5,934
Long-term debt current maturities                  (544)            (1,040)
                                                --------           --------
Total                                           $ 4,614            $ 4,894
                                                ========           ========

The Company and National Semiconductor Corporation (National) entered into a patent interference settlement agreement in April 2004. The Company is required to pay National $250,000 annually through 2013.

The Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of June 30, 2008, approximately $3.9 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over our real estate as collateral for the mortgage loan facility.

The Company entered into a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and a term of 36 months. As of June 30, 2008, approximately $167,000 was outstanding on the secured loan facility. The loan agreement also provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We expect to renegotiate the renewal of this revolving security credit facility at the end of its current term. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 5.5% at June 30, 2008, with a minimum interest rate of 6% per year and a commitment

                                    Page-13
fee of $3,750 per quarter. At June 30, 2008, our interest rate was 6%. As of June 30, 2008, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended. We were in compliance with all of our debt covenants as of June 30, 2008.

NOTE 7.   STOCK-BASED COMPENSATION

The Company has three stock option plans: the 1995 Stock Option Plan, as amended (the "1995 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans."
The Plans reserve 10,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 95% of the Fair Market Value on the effective date of the grant in the 1995 and 1999 Plans. The exercise price of all non-qualified stock options must be equal to 100% of the Fair Market Value on the effective date of the grant in the 2005 Plan. The maximum term of each grant is ten years under the Plans. The 1995 Plan and 2005 Plan also permit the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock. Restricted stock grants generally vest one year from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of June 30, 2008, the Company had not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the three and six months ended June 30, 2008 and 2007 was as follows:

                                       Three months ended   Six months ended
Income Statement Classifications            June 30,             June 30,
--------------------------------       ------------------   ----------------
                                                   (in thousands)

                                        2008       2007      2008      2007
                                       ------     ------    -------   -------
Cost of sales                          $  41      $  30     $   91    $   50
Research and development                  94         98        209       180
Sales and marketing                       89         98        164       180
General and administrative               248        345        565       643
                                       ------     ------    -------   -------
Total                                  $ 472      $ 571     $1,029    $1,053
                                       ======     ======    =======   =======

                                    Page-14

As of June 30, 2008, there was $2.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The assumptions used to value option grants for the three and six months ended June 30, 2008 and 2007 are as follows:

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                            ------------------         -------------------
                              2008      2007             2008      2007
                            --------  --------         --------   --------

  Risk free interest rate     3.70%     5.05%            3.35%      4.82%
  Expected dividend yield        0%        0%               0%         0%
  Expected term (in years)  6.25 yrs  6.25 yrs         6.25 yrs   6.25 yrs
  Expected volatility           67%       75%              67%        77%

The weighted average fair value per share of shares granted during the six months ended June 30, 2008 and 2007 was $2.49 and $2.15, respectively.

The following table summarizes stock option activity related to the Company's Plans for the six months ended June 30, 2008:

                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2007         6,097

Granted                                     89           $ 3.90
Exercised                                 (113)            2.37
Expired/Forfeited                          (39)           12.60
                                         ------          ------
Outstanding at June 30, 2008             6,034             3.39           6.32        $6,548

Exercisable at June 30, 2008             4,254             3.36           5.35        $5,202

The intrinsic value was calculated as the difference between the market value as of June 30, 2008 and the exercise price of the shares. The closing market value as of June 30, 2008 was $4.21 as reported by the Nasdaq
Global Market.

Cash received from option exercises for the six months ended June 30, 2008 was $269,000.

                                    Page-15

RESTRICTED STOCK

As of June 30, 2008, the Company had 576,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. As of June 30, 2008, there was approximately
$840,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.5 years. These awards are valued based upon the market value of the common stock on the date of grant and assuming a 4% forfeiture rate.

A summary of non-vested restricted shares during the six months ended June 30, 2008 is as follows:

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
                           (in thousands)
Outstanding at
December 31, 2007                655                      $2.81

Granted                            8                       4.50
Forfeited                         --                         --
Vested/Released                  (87)                      2.81
                                -----                     -----
Outstanding at
June 30, 2008                    576                      $2.81
                                =====                     =====

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

                                    Page-16

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

In addition, for the six months ended June 30, 2008, the Company recorded a $877,000 income tax provision. Of the total provision, $817,000 represented the utilization of net operating losses for the six months ended June 30, 2008, which was a non-cash transaction. The remainder of the tax provision represents our current tax provision related to alternative minimum tax we expect to pay.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period's earnings.

NOTE 9.   EARNINGS PER SHARE

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

The following table sets forth the calculation of net income per common share for the three and six months ended June 30, 2008 and 2007:

                                    Page-17

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         2008      2007      2008      2007
                                       --------  --------  --------  --------
                                      (in thousands, except per share amounts)

Net income                             $   779   $   248   $ 1,344   $    46
                                       ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of
     period                             26,523    26,119    26,125    25,108
   Less:  Non-vested restricted stock
     at Beginning of period               (575)     (989)     (655)     (270)
   Weighted average common
     shares issued during period           356        --       532       191
                                       --------  --------  --------  --------

Weighted average common shares at
  end of period - basic                 26,304    25,130    26,002    25,029

   Effect of other dilutive securities:
    Options                              1,460       552     1,394       459
   Restricted stock                         --        95        23        34
   Warrants                                337       344       469       323
                                       --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted               28,101    26,121    27,888    25,845
                                       ========  ========  ========  ========
Net income per share:
  - basic and diluted                  $  0.03   $  0.01   $  0.05   $  0.00
                                       ========  ========  ========  ========

For the three and six months ended June 30, 2008 and 2007, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                 Three Months     Six Months     Three Months     Six Months
                     Ended           Ended           Ended           Ended
                 June 30, 2008   June 30, 2008   June 30, 2007   June 30, 2007
                 -------------   -------------   -------------   -------------
                                        (in thousands)

Warrants                --              --           1,367           1,367
Options              2,061           2,062           2,574           3,006

Warrants were exercised for approximately 893,000 shares of common stock during the six months ended June 30, 2008.

                                    Page-18

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

                                    Page-19

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

INVENTORY VALUATION/SCRAP. We write-down our inventory, with a resulting increase in our scrap expense, for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

                                    Page-20

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

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based on historical data. Securities and Exchange Commission Staff Accounting Bulletin No. 110, issued in December 2007, permits certain companies to use the "simplified" method for estimating the term of "plain vanilla" share options granted under specified conditions. We use this method to estimate our expected term of options granted. All of these variables have an effect on the amount charged to expense in our consolidated statement of income.

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

General:
-------

In July 2008, we announced that one of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products. We have been working closely with our manufacturing supplier and the customer to identify the root cause of the failures. Based on our investigation to date and an evaluation of the failed devices, we concluded that a manufacturing process defect in our device combined with a unique use within the customer's end product resulted in the device failures. The Company and our manufacturing supplier have implemented corrective actions to satisfy the customer's ongoing product delivery requirements. In addition, we identified the specific lots that included the devices that failed, and verified that versions of the same device that are currently shipping are not experiencing failure from this manufacturing process defect. We continue to supply our semiconductor memory products for use in this customer's end products. We are working with our customer to try to determine the total losses the customer might sustain, and to determine, among our insurance carriers and our contract manufacturing supplier, the amount of the customer's losses for which we might be liable.

Three-Month Financial Highlights:
--------------------------------

  - Total revenue was $15.5 million for the three months ended June 30, 2008, which was 26% higher than the $12.3 million reported for the three months ended June 30, 2007.

                                    Page-22

  - Net income was $779,000, or $0.03 per share, for the three months ended June 30, 2008, compared with net income of $248,000, or $0.01 per share, for the three months ended June 30, 2007. Results for the three months ended June 30, 2008 included stock-based compensation expense of $472,000 and an income tax provision of $513,000.

  - Product gross margin for the three months ended June 30, 2008 was 53%, which was equal to the gross margin for the three months ended June 30, 2007.

Six-Month Financial Highlights:
------------------------------

  - Total revenue was $29.8 million for the six months ended June 30, 2008, which was 27% higher than the $23.4 million reported for the six months ended June 30, 2007.

  - Net income was $1.3 million, or $0.05 per share, for the six months ended June 30, 2008, compared with net income of $46,000, or $0.00 per share, for the six months ended June 30, 2007. Results for the six months ended June 30, 2008 included stock-based compensation expense of $1 million and an income tax provision of $877,000.

  - Product gross margin for the six months ended June 30, 2008 was 53%, which improved slightly from 52% for the six months ended June 30, 2007.

Product Revenue Highlights:
--------------------------

  - Product revenue was $29 million for the six months ended June 30, 2008, which was 28% higher than product revenue of $22.6 million reported for the six months ended June 30, 2007.

  - Integrated product revenue grew 173% to $4.3 million, or 28% of F-RAM product revenue, during the second quarter of 2008, compared with $1.6 million, or 13% of F-RAM revenue, for the second quarter of 2007.

  - The classes of products introduced since 2006 contributed 23% to second-quarter revenue and grew by 52% from the first quarter of 2008. Products introduced since the beginning of 2008, which have ramped very quickly, contributed 16% of our second quarter revenue.

Product Highlights:
------------------

  - We announced the FM25H20, our first 2-megabit serial F-RAM. The 3-volt, 2Mb serial F-RAM writes at maximum bus speed with virtually unlimited endurance for greater data collection capacity in a small package, enabling system designers to reduce costs and board space in a range of advanced applications including meters and printers.

                                    Page-23

  - We introduced the FM6124, the first F-RAM based event data recorder. The FM6124 is an integrated event monitoring solution that continuously monitors state changes, stores them in the F-RAM, and alerts the system to the changes. Like a programmable logic controller (PLC), the FM6124 features simple device settings and data retrieval for easy system integration and a shorter design-in cycle.

  - We announced that our F-RAM has been designed into Shanghai Welltech's smart pressure transmitters. F-RAM was selected to replace EEPROM in Welltech's new transmitters. Intelligent pressure transmitters have become increasingly popular because of the complexity of today's process control applications in industries such as chemicals, pharmaceuticals, power, water treatment, food processing, etc.

  - We announced a F-RAM design-win for wireless smart energy plugs. Measuring up to 13 different variables, the wireless smart meter plugs evaluate how energy is being used, and enables the user to reduce energy consumption and save money and the environment.

  - We qualified the FM24CL64, a 64-kilobit serial F-RAM, to Grade 3 automotive specifications. The FM24CL64 is part of our growing family of Grade 1 (+125C) and Grade 3 AEC-Q100-qualified automotive memory products. The FM24CL64 is already designed into advanced automotive audio platforms in which F-RAM is used to record dynamic data quickly and frequently while maintaining data integrity even upon sudden power loss.

                          PERIOD COMPARISONS FOR THE
              THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
-----------------------------------------------------------------------------

Revenue
=======
                                      Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                      ------------------   -----------------
                                       2008       2007      2008       2007
                                      -------    -------   -------    -------
                                              (in thousands, except
                                               average selling price)

Product sales                         $15,132    $11,936   $28,998    $22,648
% change compared to prior period             27%                  28%

Units shipped                          21,334     12,281    37,850     24,014
% change compared to prior period             74%                  58%

Average selling price                 $0.71      $0.97     $0.77      $0.94
% change compared to prior period          (27%)                (18%)

Other revenue                         $403       $396      $841       $771
% change compared to prior period              2%                   9%

Total revenue                         $15,535    $12,332   $29,839    $23,419
% change compared to prior period             26%                  27%

                                    Page-24

Three Months:
------------

The three months ended June 30, 2008 produced a record quarter for us, both in terms of units shipped and product revenue. Our units shipped increased
9.1 million compared to the three months ended June 30, 2007. Our average selling price ("ASP") decreased $0.26 or 27% from the three months ended June 30, 2007 due primarily to increased sales of custom products that had
lower ASPs but margins in line with historical levels.   Product revenue
increased $3.2 million compared to the three months ended June 30, 2007. Successful new product introductions along with a broadening of our customer base contributed to the revenue and unit shipment growth.

Other revenue, consisting of license fees, royalty income, and customer-sponsored research and development were approximately $400,000, which was consistent with the prior year quarter.

Six Months:
----------

Product revenue for the six months ended June 30, 2008 was a record for us, both in units shipped and in dollars of revenue. Our units shipped increased
13.8 million compared to the prior six-month period ended June 30, 2007. Our ASP decreased $0.17 or 18% from the six months ended June 30, 2007 due primarily to increased sales of custom products that have lower ASP's but margins in line with historical levels. Product revenue increased $6.4 million compared to the prior six-month period due to new product introductions and a broadening of our customer base.

Other revenue, consisting of license fees, royalty income, and customer-sponsored research and development increased $70,000 to $841,000 due primarily to increased royalties during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Cost of Product Sales
=====================

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Cost of product sales                 $7,115    $ 5,622    $13,611    $10,878
Gross margin percentage                  53%        53%        53%        52%

                                    Page-25

Three Months:
------------

Cost of product sales increased $1.5 million for the three months ended
June 30, 2008 compared with the three months ended June 30, 2007 due to an increase in product sales of $3.2 million. Our margins held steady from the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Any incremental repair and replacement costs incurred by the Company in future periods (See Note 5. Contingencies) would be charged to cost of sales and gross margin would be negatively affected.

Six Months:
----------

Cost of product sales increased $2.7 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 due to an increase in product sales of $6.4 million. Improved manufacturing yields resulted in a slight gross margin percentage increase in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Research and Development Expense
================================

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Research and development expense      $3,061     $2,704    $5,955    $5,349
Percent of total revenue                  20%        22%       20%       23%

Three Months:
------------

Research and development expenses increased $357,000 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was due primarily to an increase in compensation related expense of $300,000 resulting from increased headcount, combined with a $44,000 increase in contract engineering personnel fees. Research and development expense as a percentage of total revenue decreased by 2% from the three months ended
June 30, 2007.

Six Months:
----------

Research and development expenses increased $606,000 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was due primarily to an increase in compensation related expense of $467,000 resulting from increased headcount, combined with an increase in engineering material costs of $129,000, which were associated with our new product introductions. Research and development expense as a percentage of total revenue decreased by 3% from the six months ended June 30, 2007.

                                    Page-26

General and Administrative Expense
==================================

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

General and administrative expense    $1,680     $1,609    $3,557    $3,132
Percent of total revenue                  11%        13%       12%       13%

Three Months:
------------

General and administrative expenses increased $71,000 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was due primarily to an increase in management and employee bonus accruals of $153,000 offset by a decrease in stock-based compensation expense of $97,000. General and administrative expenses as a percent of total revenue decreased by 2%.

Six Months:
----------

General and administrative expenses increased $425,000 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was due primarily to an increase in management and employee bonus accruals of $268,000 and an increase in outside service fees of $105,000. General and administrative expenses as a percent of total revenue decreased by 3%.

Sales and Marketing Expense
===========================

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Sales and marketing expense           $2,296     $1,975    $4,233    $3,660
Percent of total revenue                  15%        16%       14%       16%

Three Months:
------------

Sales and marketing expense increased $321,000 in the three months ended
June 30, 2008 compared to the three months ended June 30, 2007. This increase was due primarily to an increase in compensation related expense of $68,000 resulting from an increase in sales, as well as an increase in related travel expense of $98,000. Also contributing to the increase was additional outside service fees of $132,000 relating primarily to representative commissions resulting from higher sales. Sales and marketing expense as a percent of total revenue decreased by 1%.

                                    Page-27

Six Months:
----------

Sales and marketing expense increased $573,000 in the six months ended
June 30, 2008 compared to the six months ended June 30, 2007. This increase was due primarily to an increase in compensation related expense of $121,000 resulting from an increase in sales, as well as an increase in travel expense of $173,000 compared to the three months ended June 30, 2007. Also contributing to the increase were outside service fees of $224,000 compared to the six months ended June 30, 2007. Sales and marketing expense as a percent of total revenue decreased by 2%.

Other Non-Operating Income (Expenses)
====================================

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      ------     ------    ------    ------
                                                  (in thousands)

Interest expense                      (105)      (122)     (203)     (277)

Other income (expense)                  33         68       (12)       64

Income tax provision                  (513)       (26)     (877)      (47)

Three Months:
------------

Interest expense decreased $17,000 for the three months ended June 30, 2008 compared to the same period for 2007. This decrease was due to lower debt outstanding during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Other income decreased $35,000 for the three months ended June 30, 2008 compared to the same period for 2007. This decrease was due primarily to an increase in foreign exchange transaction losses of $25,000, which are included as part of other income (expense).

At the end of 2007, we recognized a deferred tax asset that represents the estimated amount of tax loss carryforward the Company currently expects to be realized through the utilization of the net operating losses with future taxable income. These assets will be reduced by the amount of the net operating loss carryforwards utilized. This transaction is included as a non-cash portion of the tax provision that will be recognized on our income statement on a quarterly basis. The $487,000 increase in the income tax provision from the three months ended June 30, 2007 was due primarily to the recording of this non-cash tax provision.

                                    Page-28

Six Months:
----------

Interest expense decreased $74,000 for the six months ended June 30, 2008 compared to the same period for 2007. This decrease was due to lower debt outstanding during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Other expense increased $76,000 for the six months ended June 30, 2008 compared to the same period for 2007. This increase was due primarily to an increase in foreign exchange transaction losses of $83,000.

At the end of 2007, we recognized a deferred tax asset that represents the estimated amount of tax loss carryforward the Company currently expects to be realized through the utilization of the net operating losses with future taxable income. These assets will be reduced by the amount of the net operating loss carryforwards utilized. This transaction is included as a non-cash portion of the tax provision that will be recognized on our income statement on a quarterly basis. The $830,000 increase in the income tax provision from the six months ended June 30, 2007 was due primarily to the recording of this non-cash tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended June 30, 2008 and 2007, are summarized as follows:

                                                         2008        2007
                                                        -------    -------
                                                           (in thousands)
Cash provided by (used for):

   Operating activities                                 $1,451     $1,479
   Investing activities                                 (1,310)      (593)
   Financing activities                                  1,230       (150)
   Effect of exchange rate changes on cash                  38          8
                                                        -------    -------
Net increase (decrease) in cash and cash equivalents    $1,409     $  744
                                                        =======    =======

Cash provided by operating activities decreased by $28,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was due primarily to a net increase in working capital for the six months ended June 30, 2008 of $2.1 million compared to the same period in 2007. This working capital increase was due primarily to inventory increases, which are consistent with our higher sales volume. The decrease was offset by an increase in earnings of $1.3 million and an increase in deferred tax asset of $817,000.

                                    Page-29

Cash used for investing activities increased by $717,000 for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 due to an increase in expenditures relating to property, plant and equipment.

Cash provided by financing activities increased $1.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to the sale of common stock resulting from the exercise of stock options and warrants.

Liquidity
---------

We had $8.2 million in cash and cash equivalents at June 30, 2008, including $7 million in our money market account. Our future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under our revolving secured credit facility available to us through March 27, 2009. As of June 30, 2008, no balance was outstanding on our revolving credit facility. We believe we have sufficient resources to fund our operations through at least the end of 2009.

If our net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year and a term of 36 months. As of June 30, 2008, approximately $167,000 was outstanding on the secured loan facility. The loan agreement also provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We expect to renegotiate the renewal of this revolving security credit facility at the end of its current term. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At June 30, 2008, our interest rate was 6%. As of June 30, 2008, no balance was outstanding on the revolving facility.
Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of our debt covenants as of June 30, 2008.

                                    Page-30

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of June 30, 2008, approximately $3.9 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over our real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling the Company's headquarters and leasing office space better suited for our needs, or leasing the portion of our headquarters that we do not currently use.

OUTLOOK

The following statements are based on our current operational targets for the full- year 2008. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to our customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

For fiscal 2008, management is currently targeting:

  - Total revenue growth of 26% to 29% over full year 2007 revenue of $51.1 million.

  -  Gross margin of 53% to 55%.

  - Total operating expenses to be approximately 45% to 48% of total revenue. By expense line item, management is targeting sales and marketing expenses to be 14% to 15% of total revenue, research and development expenses to be 20% to 22% of total revenue, and general and administrative expenses to be 11% of total revenue.

  - While we have previously projected pre-tax net income of 8% to 10% of total revenue for fiscal 2008, until we are able to estimate our exposure to any portion of our customer's losses resulting from in-field failures of one of our semiconductor memory products, discussed above, dependence should not be placed on our prior projection for full-year 2008 net income.

                                    Page-31

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to investment in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect of approximately $20,000 of decreased interest income on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide Yen currency for approximately 53% of our wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations.

We have a loan agreement with Silicon Valley Bank for a $3 million secured term loan facility. Interest on the term loan is set at a floating rate equal to the prime lending rate plus 1% per year. As of June 30, 2008, approximately $167,000 was outstanding on the secured loan facility.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

                                    Page-32

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

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At June 30, 2008, our accumulated deficit was $215 million. Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs and increase our contract manufacturing capacity, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

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

                                    Page-33

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

EARTHQUAKES, OTHER NATURAL DISASTERS AND POWER SHORTAGES OR INTERRUPTIONS MAY DAMAGE OUR BUSINESS.

Some of our contract manufacturers' facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs that damages those facilities or restricts their operations, or interrupts our or our suppliers' and customers' communications, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF A RELATIVELY SMALL NUMBER OF KEY DESIGN ENGINEERS, SALES, MARKETING AND EXECUTIVE PERSONNEL, AND IF WE WERE UNABLE TO ATTRACT ADDITIONAL PERSONNEL AS NEEDED OR RETAIN OUR KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

                                    Page-34

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

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages or lost profits that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF OUR PRODUCTS AND THE SUCCESS OF OUR BUSINESS MAY BE DEPENDENT ON OUR ABILITY TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH FOUNDRIES AND OTHER SUPPLIERS.

                                    Page-35

We currently rely on foundry services from Fujitsu to manufacture our F-RAM products, and we have an agreement with Texas Instruments to manufacture certain F-RAM products for us. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slow down in filling our orders due to seismic activity, other force majeure events and other factors beyond our control. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for substantially all of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors,

                                    Page-36
and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu and NXP, as well as specialized product companies like Intersil Corporation, Catalyst Semiconductor, Inc., Maxim Integrated Products, Inc., and Integrated
Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the six months ended June 30, 2008, was $3.1 million, or 20% of our total revenue for the six months ended June 30, 2008.

                                    Page-37

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

IF WE DO NOT CONTINUALLY DEVELOP NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE, OUR REVENUE MAY DECLINE.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our F-RAM based microcontroller and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively other semiconductor functions with our F-RAM products. Our inability to successfully develop and have manufactured new products would harm our ability to compete and have a negative impact on our operating results.

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

                                    Page-38

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

                                    Page-39

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

                                    Page-40

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

   - any announcement of potential design or manufacturing defects in our products;

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

                                    Page-41

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions of the preferred stock, without any vote or action by our stockholders. Our authority to issue preferred stock with rights preferential to those of our common stock could be used to discourage attempts by others to obtain control of or acquire us, including an attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock, by making those attempts more difficult or costly to achieve. In addition, we may seek in the future to obtain new capital by issuing shares of preferred stock with rights preferential to those of our common stock. This provision could limit the price that investors might be willing to pay in the future for our common stock.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting was held in Colorado Springs, Colorado, on May 22, 2008. Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the 2008 Annual Meeting, the Company's stockholders elected the following seven persons as directors of the Company:

      Name                          Votes For          Votes Withheld
      -----------------------      -----------         --------------

      William G. Howard             20,824,357             566,878
      William W. Staunton, III      20,823,446             567,789
      Eric A. Balzer                20,193,502           1,197,733
      William L. George             20,824,386             566,849
      Jack L. Saltich               20,198,142           1,193,093
      Theodore J. Coburn            20,821,633             569,602
      Eric Kuo                      20,840,287             550,948

The Company's stockholders also approved the ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC as independent auditors of the Company for the fiscal year ending December 31, 2008 by the following votes:

           Votes For          Votes Against        Abstained
          -----------         -------------        ---------

          21,155,724             90,720             144,791

The items to be voted upon and ratified at the 2008 Annual Meeting were routine items (Directors and Auditor). Brokers had discretionary authority to vote for both of these items if they did not receive voting instructions from the beneficial holders. As a result, there were no broker non-votes for the 2008 Annual Meeting.

                                    Page-42

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

August 7, 2008                           /s/ Eric A. Balzer
                                         -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-43