Form 10-Q
period 2008-09-30
RAMTRON INTERNATIONAL CORP
filed 2008-11-06
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

Commission File Number     0-17739

                    RAMTRON INTERNATIONAL CORPORATION
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                    84-0962308
-----------------------------------------------------------------------------
  (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                Identification No.)

      1850 Ramtron Drive, Colorado Springs, CO               80921
-----------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                             (719) 481-7000
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                            Not Applicable
-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No  /  /

                                    Page-1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer /   /
Accelerated filer /X/
Non-accelerated filer /   /
Smaller reporting company /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

    Common Stock, $0.01 par value - 27,407,373 shares as of November 3, 2008.

                                    Page-2

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of September 30, 2008 and
               December 31, 2007  . . . . . . . . . . . . . . . . . . . .   4
          (b)  Consolidated Statements of Operations and
               Comprehensive Income for the Three and Nine Months
               ended September 30, 2008 and 2007  . . . . . . . . . . . .   6
          (c)  Consolidated Statements of Cash Flows for the
               Three and Nine Months ended September 30, 2008 and 2007. .   7
          (d)  Consolidated Statement of Stockholders' Equity for
               the Nine Months ended September 30, 2008 . . . . . . . . .   9
          (e)  Notes to Financial Statements  . . . . . . . . . . . . . .  10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . .  34

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .  35

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

                                    Page-3

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
          (Amounts in thousands, except par value and share amounts)

                                                        Sep. 30,    Dec. 31,
                                                          2008        2007
                                                        --------    --------
                                                       (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                            $ 10,523    $  6,828
   Accounts receivable, less allowances
     of $886 and $384, respectively                       10,359       9,490
   Inventories                                             8,821       6,342
   Deferred income taxes, net                                252         286
   Other current assets                                      953         789
                                                        ---------   ---------
      Total current assets                                30,908      23,735

Property, plant and equipment, net                         5,507       4,987
Goodwill, net                                              2,217       2,311
Intangible assets, net                                     7,235       7,963
Deferred income taxes, net                                 5,806       7,300
Other assets                                                 212         230
                                                        ---------   ---------
      Total assets                                      $ 51,885    $ 46,526
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  5,125    $  4,168
   Accrued liabilities                                     2,320       2,416
   Deferred revenue                                          694         949
   Current portion of long-term promissory notes             380       1,040
                                                        ---------   ---------
      Total current liabilities                            8,519       8,573

Deferred revenue                                           1,371       1,854
Long-term promissory notes                                 4,595       4,894
                                                        ---------   ---------
      Total liabilities                                   14,485      15,321
                                                        ---------   ---------

                                    Page-4

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 27,467,404 and 26,184,085 shares
     issued, respectively and 27,407,373 and
     26,124,869 shares outstanding, respectively             275         262
   Additional paid-in capital                            250,380     246,513
   Less:  Treasury stock of 60,031 and 59,216 at cost       (272)       (241)
   Accumulated other comprehensive income                    902       1,301
   Accumulated deficit                                  (213,885)   (216,630)
                                                        ---------   ---------
      Total stockholders' equity                          37,400      31,205
                                                        ---------   ---------
      Commitments and contingencies (Notes 6 and 7)

      Total liabilities and stockholders' equity        $ 51,885    $ 46,526
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                                    Page-5

                        RAMTRON INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                      Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                        2008      2007      2008      2007
                                      --------  --------  --------  --------
Revenue:
   Product sales                       $17,095   $13,035   $46,093   $35,683
   License fees                            179       179       537       537
   Royalties                               120       186       513       499
   Customer-sponsored research
     and development                        --        --        90       100
                                       --------  --------  --------  --------
                                        17,394    13,400    47,233    36,819
                                       --------  --------  --------  --------
Costs and expenses:
   Cost of product sales                 7,781     6,071    21,392    16,949
   Research and development              3,235     2,607     9,191     7,956
   Customer-sponsored research
     and development                        --        --        47        94
   General and administrative            1,716     1,854     5,273     4,986
   Sales and marketing                   2,408     1,590     6,641     5,251
                                       --------  --------  --------  --------
                                        15,140    12,122    42,544    35,236
                                       --------  --------  --------  --------
Operating income                         2,254     1,278     4,689     1,583
Interest expense                           (78)     (113)     (281)     (389)
Other income (expense)                     (55)       17       (67)       81
                                       --------  -------- ---------  --------
Income from operations before
   income tax provision                  2,121     1,182     4,341     1,275
Income tax provision                      (719)      (46)   (1,596)      (93)
                                       --------  -------- ---------  --------
Net income                             $ 1,402   $ 1,136  $  2,745  $  1,182
                                       ========  ======== ========= =========
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
    adjustments                           (188)      462      (399)    1,089
                                       --------  --------  --------  --------
    Comprehensive income               $ 1,214   $ 1,598   $ 2,346   $ 2,271
                                       ========  ========  ========  ========
Net income per share:
  Basic                                $  0.05   $  0.05   $  0.10   $  0.05
                                       ========  ========  ========  ========
  Diluted                              $  0.05   $  0.04   $  0.10   $  0.05
                                       ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                                 26,563    25,161    26,190    25,074
                                       ========  ========  ========  ========
  Diluted                               27,726    26,447    27,789    26,041
                                       ========  ========  ========  ========
See accompanying notes to consolidated financial statements.

                                    Page-6

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)
                             (Amounts in thousands)

                                                             2008      2007
                                                           --------  --------
Cash flows from operating activities:
   Net income                                              $ 2,745   $ 1,182
   Adjustments used to reconcile net income
   to net cash provided by operating activities:
     Depreciation                                            1,401     1,144
     Amortization                                              459       437
     Stock-based compensation                                1,271     1,700
     Deferred income taxes                                   1,528        --
     Imputed interest on note payable                           50        57
     Inventory write-off and scrap                             366       317
     Loss on abandonment of intangible assets                   41        27

Changes in assets and liabilities:
     Accounts receivable                                      (869)   (1,754)
     Inventories                                            (2,845)      204
     Accounts payable and accrued liabilities                1,015       842
     Deferred revenue                                         (738)     (751)
     Other                                                    (146)     (243)
                                                           --------  --------
       Net cash provided by operating activities             4,278     3,162
                                                           --------  --------
Cash flows from investing activities:
   Purchase of property, plant and equipment                (2,103)   (1,038)
   Payments for intellectual property                          (24)      (49)
                                                           --------  --------
       Net cash used in investing activities                (2,127)   (1,087)
                                                           --------  --------
Cash flows from financing activities:
   Net purchases of treasury stock                             (42)       --
   Principal payments on long-term debt                     (1,009)   (1,086)
   Proceeds from stock option and warrant exercises          2,621       782
                                                           --------  --------
       Net cash used in financing activities                 1,570      (304)
                                                           --------  --------
Net increase in cash and cash equivalents                    3,721     1,771
Effect of foreign currency exchange adjustments                (26)       21
                                                           --------  --------
Cash and cash equivalents, beginning of period               6,828     4,305
                                                           --------  --------
Cash and cash equivalents, end of period                   $10,523   $ 6,097
                                                           ========  ========

                                    Page-7

Supplemental disclosure of cash flow information:
   Cash paid for interest expense                          $   232   $   407
                                                           ========  ========
   Cash paid for income taxes                              $   182   $   122
                                                           ========  ========
   Disposal of fully depreciated assets without
     proceeds                                              $    --   $ 2,382
                                                           ========  ========
   Capital expenditures not yet paid                       $   234   $   343
                                                           ========  ========

See accompanying notes to consolidated financial statements.

                                    Page-8

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                        (In thousands, except par value amounts)
                                                     (Unaudited)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                        Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2007               26,125   $262    $(241)      $246,513      $1,301      $(216,630)      $31,205
Exercise of options                          130      2       --            306          --             --           308
Exercise of warrants                       1,152     11       --          2,302          --             --         2,313
Stock-based compensation expense              --     --       --          1,271          --             --         1,271
Net purchases of common stock for
  treasury                                    --     --      (31)           (12)         --             --           (43)
Cumulative foreign currency
  translation adjustments                     --     --       --             --        (399)            --          (399)
Net income                                    --     --       --             --          --          2,745         2,745
                                         --------------------------------------------------------------------------------
Balances, September 30, 2008              27,407   $275    $(272)      $250,380      $  902      $(213,885)      $37,400
                                         ================================================================================

See accompanying notes to consolidated financial statements.

                                    Page-9

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2008
=============================================================================

NOTE 1.  GENERAL:

DESCRIPTION OF BUSINESS. We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM products. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

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

                                    Page-10

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This Statement is not expected to result in a change in our current practice.

                                    Page-11

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and the audited consolidated financial statements at December 31, 2007 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of expected operating results for the full year.

NOTE 3.   CHANGE IN ESTIMATE

During the third quarter of 2008, the Company revised its estimate relating to the total compensation charge for the management performance based challenge awards. This revision was due to the lower than expected net income compared to the original expected net income for the year ending December 31, 2009. Based upon the revised estimate, the Company made a cumulative adjustment of $223,000 in the third quarter. The effect of this adjustment was to reduce expense as follows:

                                        (in thousands)

General and administrative expense           $(128)
Sales and marketing                            (53)
Research and development                       (42)
                                             ------
   Total                                     $(223)
                                             ======

This change also reduced our additional paid-in capital by $223,000. For the nine months ended September 30, 2008, this change in estimate increased operating income by $223,000 and net income by $145,000. This change in estimate also increased net income per basic and diluted shares by $0.01 for the nine months ended September 30, 2008.

                                    Page-12

NOTE 4.   INVENTORIES

Inventories consist of:

                                     September 30,       December 31,
                                         2008                2007
                                     -------------       ------------
                                      (unaudited)
                                               (in thousands)

          Finished goods               $3,131              $2,370
          Work in process               5,690               3,972
                                       -------             -------
                                       $8,821              $6,342
                                       =======             =======

NOTE 5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

                                     September 30,        December 31,
                                         2008                 2007
                                     -------------        ------------
                                      (unaudited)
                                               (in thousands)

   Goodwill                            $ 2,217             $ 2,311
                                       ========            ========

   Patents and core technology         $11,435             $11,815
   Accumulated amortization             (4,200)             (3,852)
                                       --------            --------
      Intangible assets, net           $ 7,235             $ 7,963
                                       ========            ========

At least annually, we complete an analysis of the fair value of goodwill to determine if there is an indicated impairment of our goodwill. The determination of impairment of goodwill and other intangible assets requires significant judgments and estimates.

The change in the carrying amount of goodwill for the nine-month period ended September 30, 2008 related to certain foreign currency translation adjustments of goodwill with respect to our subsidiary, Ramtron Canada, Inc.

Amortization expense for intangible assets for the three months ended September 30, 2008 and 2007 was approximately $151,000 and $150,000, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $459,000 and $437,000, respectively. Estimated amortization expense for intangible assets is $625,000 annually in 2008 through 2012 and $4.6 million thereafter.

                                    Page-13

NOTE 6.   CONTINGENCIES

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

As previously announced, one of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products. We have worked closely with our manufacturing supplier and the customer to identify the root cause of the failures. Based on our investigation to date and an evaluation of the failed devices, we concluded that a manufacturing process defect in our device combined with a unique use within the customer's end product resulted in the device failures. We are continuing to work with our customer to try to determine the total losses the customer might sustain, and to determine, among our insurance carriers and our contract manufacturing supplier, the amount of the customer's losses for which we might be liable. We are currently unable to estimate the amount of costs that may be incurred by us as a result of the customer's claims and, therefore, we have not recorded any additional related costs or a liability in our Condensed Consolidated Financial Statements as of September 30, 2008.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceeding against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

                                    Page-14

NOTE 7.   LONG-TERM DEBT

                                             September 30,       December 31,
                                                 2008                2007
                                             -------------       ------------
                                              (unaudited)
                                                      (in thousands)
Long-term debt:

National Semiconductor promissory note          $ 1,084            $ 1,284
Mortgage note                                     3,891              3,983
Silicon Valley Bank Term Loan                        --                667
                                                --------           --------
                                                  4,975              5,934
Long-term debt current maturities                  (380)            (1,040)
                                                --------           --------
Total                                           $ 4,595            $ 4,894
                                                ========           ========

The Company and National Semiconductor Corporation (National) entered into a patent interference settlement agreement in April 2004. The Company is required to pay National $250,000 annually through 2013.

The Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility in December 2005 with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of September 30, 2008, approximately $3.9 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over our real estate as collateral for the mortgage loan facility.

The Company entered into a loan agreement in July 2005 with Silicon Valley Bank that provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We have started to renegotiate the renewal of this revolving security credit facility to be effective at the end of its current term. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, which was 5.5% at September 30, 2008, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At September 30, 2008, our interest rate was 6%. As of September 30, 2008, no balance was outstanding on the revolving facility. Security for the loan agreement includes all of our assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended. We were in compliance with all of our debt covenants as of September 30, 2008.

                                    Page-15

NOTE 8.   STOCK-BASED COMPENSATION

The Company has two active stock option plans: the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The expired 1995 Stock Option plan, as amended, is only relevant to grants outstanding under the plan. The Plans reserve a total of 5,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to at least 95% of the Fair Market Value on the effective date of the grant in the 1999 Plan. The exercise price of all non-qualified stock options must be equal to 100% of the Fair Market Value on the effective date of the grant in the 2005 Plan. The maximum term of each grant is ten years under the Plans. The 2005 Plan also permits the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock and other types of awards.

Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of September 30, 2008, the Company had not granted any incentive stock options.

Total stock-based compensation recognized in our consolidated statement of income for the three and nine months ended September 30, 2008 and 2007 was as follows:

                                       Three Months Ended   Nine Months Ended
Income Statement Classifications         September 30,        September 30,
--------------------------------       ------------------   -----------------
                                                   (in thousands)

                                        2008       2007      2008      2007
                                       ------     ------    -------   -------
Cost of sales                          $  27      $  40     $  118    $   91
Research and development                  70        118        279       298
Sales and marketing                       37        111        201       291
General and administrative               108        377        673     1,020
                                       ------     ------    -------   ------
Total                                  $ 242      $ 646     $1,271    $1,700
                                       ======     ======    =======   ======

As of September 30, 2008, there was $2.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

                                    Page-16

The assumptions used to value option grants for the three and nine months ended September 30, 2008 and 2007 are as follows:

                            Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                            ------------------         -------------------
                              2008      2007             2008      2007
                            --------  --------         --------   --------

  Risk free interest rate     3.5%      4.40%            3.4%       4.68%
  Expected dividend yield       0%         0%              0%          0%
  Expected term (in years)   6.25 yrs  6.25 yrs         6.25 yrs   6.25 yrs
  Expected volatility          66%        79%             67%         77%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2008 and 2007 was $2.42 and $2.13, respectively.

The following table summarizes stock option activity related to the Company's Plans for the nine months ended September 30, 2008:

                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2007         6,097          $ 3.42

Granted                                    109          $ 3.80
Exercised                                 (136)         $ 2.35
Expired/Forfeited                          (84)         $10.93
                                         ------
Outstanding at September 30, 2008        5,986          $ 3.34            6.04          $1,463

Exercisable at September 30, 2008        4,209          $ 3.30            5.07          $1,193

The intrinsic value was calculated as the difference between the market value as of September 30, 2008 and the exercise price of the shares. The closing market value as of September 30, 2008 was $2.75 as reported by the Nasdaq Global Market.

Cash received from option exercises for the nine months ended September 30, 2008 was $308,000.

                                    Page-17

RESTRICTED STOCK

As of September 30, 2008, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions. As of September 30, 2008, there was approximately $525,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.25 years. These awards are valued based upon the market value of the common stock on the date of grant and assuming a 4% forfeiture rate.

A summary of non-vested restricted shares during the nine months ended September 30, 2008 is as follows:

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
                           (in thousands)
Outstanding at
December 31, 2007                665                      $2.81

Granted                            8                      $4.50
Forfeited                         --                         --
Vested/Released                  (88)                     $2.97
                                -----
Outstanding at
September 30, 2008               575                      $2.81
                                =====

NOTE 9.   INCOME TAXES

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

                                    Page-18

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

In addition, for the nine months ended September 30, 2008, the Company recorded a $1,596,000 income tax provision. The provision represented the utilization of net operating losses for the nine months ended September 30, 2008, which was a non-cash transaction.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period's earnings.

NOTE 10.   EARNINGS PER SHARE

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

The following table sets forth the calculation of net income per common share for the three and nine months ended September 30, 2008 and 2007:

                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  ------------------
                                        2008      2007      2008      2007
                                      --------  --------  --------  --------
                                     (in thousands, except per share amounts)

Net income                            $ 1,402   $ 1,136   $ 2,745   $ 1,182
                                      ========  ========  ========  ========
Common shares outstanding:
   Historical common shares
     outstanding at beginning of
     period                            27,125    26,041    26,125    25,108
   Less:  Non-vested restricted stock
     at beginning of period              (575)     (911)     (655)     (270)
   Weighted average common
     shares issued during period           13        31       720       236
                                      --------  --------  --------  --------

                                    Page-19

Weighted average common shares at
  end of period - basic                26,563    25,161    26,190    25,074

   Effect of other dilutive securities:
    Options                               994       694     1,226       538
   Restricted stock                        --       195        16        91
   Warrants                               169       397       357       338
                                      --------  --------  --------  --------
Weighted average common shares at
  end of period - diluted              27,726    26,447    27,789    26,041
                                      ========  ========  ========  ========
Net income per share:
  - basic                             $  0.05   $  0.05   $  0.10   $  0.05
                                      ========  ========  ========  ========
  - diluted                           $  0.05   $  0.04   $  0.10   $  0.05
                                      ========  ========  ========  ========

For the three and nine months ended September 30, 2008 and 2007, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

               Three Months     Nine Months    Three Months     Nine Months
                   Ended           Ended           Ended           Ended
               September 30,    September 30,  September 30,    September 30,
                   2008            2008            2007            2007
               -------------   -------------   -------------   -------------
                                      (in thousands)

Warrants              --              --             667            1,425
Options            3,123           2,056           2,481            5,360

Warrants were exercised for approximately 1,153,000 shares of common stock during the nine months ended September 30, 2008.

NOTE 11.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

                                    Page-20

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition, operating results and cash flows.

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

                                    Page-21

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

In assessing the potential to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future

                                    Page-22
taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

                                    Page-23

                           RESULTS OF OPERATIONS

OVERVIEW

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, and consumes low amounts of power and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM products. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

Three-Month Financial Highlights:
--------------------------------

  - Total revenue was $17.4 million for the three months ended September 30, 2008, which was 30% higher than the $13.4 million reported for the three months ended September 30, 2007.

  - Net income was $1.4 million, or $0.05 per share on a fully diluted basis, for the three months ended September 30, 2008, compared with net income of $1.1 million, or $0.04 per share, for the three months ended September 30, 2007. Results for the three months ended September 30, 2008 included stock-based compensation expense of $242,000 and an income tax provision of $719,000, compared with stock-based compensation expense of $646,000 and an income tax provision of $46,000 in the three months ended September 30, 2007.

  - Product gross margin for the three months ended September 30, 2008 was 54%, which was 1% higher than the 53% gross margin for the three months ended September 30, 2007.

Nine-Month Financial Highlights:
-------------------------------

  - Total revenue was $47.2 million for the nine months ended September 30, 2008, which was 28% higher than the $36.8 million reported for the nine months ended September 30, 2007.

                                    Page-24

  - Net income was $2.7 million, or $0.10 per share on a fully diluted basis, for the nine months ended September 30, 2008, compared with net income of $1.2 million, or $0.05 per share, for the nine months ended September 30, 2007. Results for the nine months ended September 30, 2008 included stock-based compensation expense of $1.3 million and an income tax provision of $1.6 million, compared with stock-based compensation expense of $1.7 million and an income tax provision of $93,000 for the nine months ended September 30, 2007.

  - Product gross margin for the nine months ended September 30, 2008 was 54%, which improved slightly from 53% for the nine months ended September 30, 2007.

Product Revenue Highlights:
--------------------------

  - Product revenue was $46 million for the nine months ended September 30, 2008, which was 29% higher than product revenue of $35.7 million for the nine months ended September 30, 2007.

  - Integrated product revenue grew 132% to $5.1 million, or 30% of F-RAM product revenue, during the third quarter of 2008, compared with $2.2 million, or 17% of F-RAM revenue, for the third quarter of 2007.

  - The classes of products introduced since 2006 contributed 31% to 2008 third-quarter revenue. Products introduced since the beginning of 2008, which have ramped very quickly, contributed 17% of our 2008 third quarter revenue.

Product Highlights:
------------------

We announced that Aewin Technologies Co., Ltd., a leading Taiwanese applied industrial computing platform manufacturer, has designed our FM22L16 4-megabit (Mb) nonvolatile F-RAM memory into its Intel-based GA-2000 and AMD-based GA-3000 gaming and high-definition multimedia PC boards. The 4Mb F-RAM - with its fast writes, high endurance, and low power - replaced battery-backed SRAM (BBSRAM) in Aewin's gaming solution to provide data integrity with a lower component count, less mechanical contact, higher reliability, and higher security. The GA-2000/3000 are full-featured, all-in-one boards containing the CPU, system memory, F-RAM, solid-state disk storage, I/O functions, and an audio amplifier to enable gaming or amusement machines that consume little power and provide superior 2D/3D graphic performance.

We announced the first device in a family of new F-RAM products that offer high-speed read/write performance, low voltage operation, and optional device features. The first device in our V-Family of F-RAM products is the FM25V10, a 1-megabit (Mb), 2.0 to 3.6-volt, serial peripheral interface (SPI) nonvolatile RAM in an 8-pin SOIC package that features fast access, NoDelay(trademark) writes, 1E14 read/write cycles, and low power consumption. The FM25V10 is an ideal alternative to 1Mb serial Flash and serial EEPROM memory in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others.

                                    Page-25

                          PERIOD COMPARISONS FOR THE
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
-----------------------------------------------------------------------------

Revenue
=======
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2008       2007      2008       2007
                                      -------    -------   -------    -------
                                               (in thousands, except
                                               average selling price)

Product sales                         $17,095    $13,035   $46,093    $35,683
% change compared to prior period             31%                  29%

Units shipped                          24,700     14,900    62,600     38,900
% change compared to prior period             66%                  61%

Average selling price                  $0.71      $0.87     $0.74      $0.92
% change compared to prior period            (18%)                (19%)

Other revenue                         $299       $365      $1,140     $1,136
% change compared to prior period            (18%)                 --

Total revenue                         $17,394    $13,400   $47,233    $36,819
% change compared to prior period             30%                  28%

Three Months:
------------

The three months ended September 30, 2008 produced a very strong quarter, both in terms of units shipped and product revenue. Units shipped increased
9.8 million compared to the three months ended September 30, 2007. Average selling price ("ASP") decreased $0.16 or 18% from the three months ended September 30, 2007 due primarily to increased sales of custom products that had lower ASPs but margins in line with historical levels. Product revenue increased $4.1 million compared to the three months ended September 30, 2007. Successful new product introductions along with a broadening of our customer base contributed to the revenue and unit shipment growth.

Other revenue, consisting of license fees, and royalty income, were approximately $300,000, a decrease of approximately $65,000 from the prior three month period. Due to collection concerns with one of our licensees, we have chosen to record royalty revenue for this customer on a cash basis, which in turn caused this decrease from the prior year quarter.

                                    Page-26

Nine Months:
-----------

Product revenue for the nine months ended September 30, 2008 reflected a very strong period for us, both in units shipped and in dollars of revenue. Units shipped increased 23.7 million compared to the prior nine-month period ended September 30, 2007. ASP decreased $0.18 or 19% from the nine months ended September 30, 2007 due primarily to increased sales of custom products that have lower ASPs but margins in line with historical levels. Product revenue increased $10.4 million compared to the prior nine-month period due to new product introductions and a broadening of our customer base.

Other revenue, consisting of license fees, royalty income, and customer-sponsored research and development were approximately $1.1 million, which was consistent with the prior year's nine-month period ended September 30, 2007.

Cost of Product Sales
=====================

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Cost of product sales                 $ 7,781    $ 6,071   $21,392   $16,949
Gross margin percentage                   54%        53%       54%       53%

Three Months:
------------

Cost of product sales increased $1.7 million for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 due to an increase in product sales of $4.1 million. Margins increased slightly in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Nine Months:
-----------

Cost of product sales increased $4.4 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 due to an increase in product sales of $10.4 million. Improved manufacturing yields resulted in a slight gross margin percentage increase in the nine months ended September 30, 2008 compared to the nine months ended
September 30, 2007.

                                    Page-27

Research and Development Expense
================================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Research and development expense      $ 3,235    $ 2,607   $ 9,191   $ 7,956
Percent of total revenue                  19%        19%       19%       22%

Three Months:
------------

Research and development expenses increased $628,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was due primarily to an increase in compensation related expense of $301,000 resulting from increased headcount, combined with a $133,000 increase in contract engineering personnel fees. Research and development expense as a percentage of total revenue remained constant for the three months ended September 30, 2008 compared to the same period in 2007.

Nine Months:
-----------

Research and development expenses increased $1.2 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was due primarily to an increase in compensation related expense of $800,000 resulting from increased headcount, combined with an increase in contract engineering personnel fees of $230,000. Research and development expense as a percentage of total revenue decreased by 3% from the nine months ended September 30, 2007.

General and Administrative Expense
==================================

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

General and administrative expense    $ 1,716    $ 1,854   $ 5,273   $ 4,986
Percent of total revenue                  10%        14%       11%       14%

                                    Page-28

Three Months:
------------

General and administrative expenses decreased $138,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was due primarily to a decrease in stock-based compensation of $269,000 due mainly to a revision in management performance award accrual (see Note 3) offset by an increase in outside service fees in the administrative group. General and administrative expenses as a percent of total revenue decreased by 4%.

Nine Months:
-----------

General and administrative expenses increased $287,000 in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was due primarily to an increase in management and employee bonus accruals of $75,000 and increases in outside service fees of $270,000, in operating expenses of $100,000, and in depreciation of $48,000. This was offset by a decrease in stock-based compensation of $347,000 due primarily to a revision in management performance award accrual. General and administrative expenses as a percent of total revenue decreased by 3%.

Sales and Marketing Expense
===========================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      -------    -------   -------   -------
                                                  (in thousands)

Sales and marketing expense           $ 2,408    $ 1,590   $ 6,641   $ 5,251
Percent of total revenue                  14%        12%       14%       14%

Three Months:
------------

Sales and marketing expense increased $818,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was due primarily to an increase in compensation related expense of $211,000 resulting from an increase in sales, as well as an increase in related travel expense of $101,000. Also contributing to the increase was additional outside service fees of $245,000 relating primarily to representative commissions resulting from higher sales and increased trade show and promotion expenses of $145,000. Sales and marketing expense as a percent of total revenue increased by 2%.

                                    Page-29

Nine Months:
-----------

Sales and marketing expense increased $1.4 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was due primarily to an increase in compensation related expense of $350,000 resulting from an increase in sales, as well as an increase in travel expense of $270,000 to support the increased sales compared to the nine months ended September 30, 2007. Also contributing to the increase were increased outside service fees of $456,000 relating primarily to outside representation commissions due to higher sales compared to the nine months ended September 30, 2007. Sales and marketing expense as a percent of total revenue remained constant at 14% compared to the prior year period.

Other Non-Operating Income (Expenses)
====================================

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------   -----------------
                                       2008       2007      2008      2007
                                      ------     ------    ------    ------
                                                  (in thousands)

Interest expense                      $  (78)    $ (113)   $  (281)  $ (389)

Other income/(expense)                $  (55)    $   17    $   (67)  $   81

Income tax provision                  $ (719)    $  (46)   $(1,596)  $  (93)

Three Months:
------------

Interest expense decreased $35,000 for the three months ended September 30, 2008 compared to the same period for 2007. This decrease was due to lower debt outstanding during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Other income/(expense) changed $72,000 for the three months ended
September 30, 2008 compared to the same period for 2007. This change, a net expense increase, was due primarily to an increase in foreign exchange transaction losses of $65,000, which are included as part of other income/(expense).

At the end of 2007, we recognized a deferred tax asset that represents the estimated amount of tax loss carryforward the Company currently expects to be realized through the utilization of the net operating losses with future taxable income. These assets will be reduced by the amount of the net operating loss carryforwards utilized. This transaction is included as a non-cash portion of the tax provision that will be recognized on the income statement on a quarterly basis. The $673,000 increase in the income tax provision from the three months ended September 30, 2007 was due primarily to the recording of this non-cash tax provision.

                                    Page-30

Nine Months:
-----------

Interest expense decreased $108,000 for the nine months ended September 30, 2008 compared to the same period for 2007. This decrease was due to lower debt outstanding during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Other income/expense changed $148,000 for the nine months ended September 30, 2008 compared to the same period for 2007. This change, a net expense increase, was due to an increase in foreign exchange transaction losses of $148,000.

At the end of 2007, we recognized a deferred tax asset that represents the estimated amount of tax loss carryforward the Company currently expects to be realized through the utilization of the net operating losses with future taxable income. These assets will be reduced by the amount of the net operating loss carryforwards utilized. This transaction is included as a non-cash portion of the tax provision that will be recognized on the income statement on a quarterly basis. The $1.5 million increase in the income tax provision from the nine months ended September 30, 2007 was due primarily to the recording of this non-cash tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended
September 30, 2008 and 2007, are summarized as follows:

                                                        2008         2007
                                                     --------      --------
                                                        (in thousands)
Cash provided by (used for):

   Operating activities                              $ 4,278       $ 3,162
   Investing activities                               (2,008)       (1,087)
   Financing activities                                1,570          (304)
   Effect of exchange rate changes on cash              (145)           21
                                                     --------      --------
Net increase in cash and cash equivalents            $ 3,695       $ 1,792
                                                     ========      ========

Cash provided by operating activities increased by $1.1 million for the nine months ended September 30, 2008 compared to the nine months ended
September 30, 2007. This increase was due primarily to an increase in net income of $1.6 million for the nine months ended September 30, 2008 compared to the same period in 2007, combined with an increase in deferred income taxes of $1.5 million. This increase was offset by a decrease in working capital of $1.9 million due primarily to inventory increases, which are consistent with higher sales volume.

                                    Page-31

Cash used for investing activities increased by $921,000 for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 due to an increase in expenditures relating to property, plant and equipment.

Cash provided by financing activities increased $1.9 million for the nine months ended September 30, 2008 compared to the nine months ended
September 30, 2007 due primarily to the sale of common stock resulting from the exercise of stock options and warrants.

Liquidity
---------

We had $10.5 million in cash and cash equivalents at September 30, 2008, including $8 million in our money market account. Future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under the revolving secured credit facility available to us through March 27, 2009. As of September 30, 2008, no balance was outstanding on the revolving credit facility. We believe we have sufficient resources to fund operations through at least the end of 2009.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank, which provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We have started to renegotiate the renewal of this revolving security credit facility to be effective at the end of its current term. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At
September 30, 2008, the interest rate was 6%. As of September 30, 2008, no balance was outstanding on the revolving facility. Security for the loan agreement includes all assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of debt covenants as of September 30, 2008.

                                    Page-32

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of September 30, 2008, approximately $3.9 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of leasing the portion of our headquarters that we do not currently use.

OUTLOOK

The following statements are based on current operational targets for the full-year 2008. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized. Revenue projections are based on, among other things, assumptions that product orders, including the rate of shipments to customers, will conform to management's current expectations. Costs and expenses fluctuate over time, primarily due to intermittent, non-recurring engineering charges for the development of new products.

One of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products. We have worked closely with our manufacturing supplier and the customer to identify the root cause of the failures. We concluded that a manufacturing process defect in the device combined with a unique use within the customer's end product resulted in the device failures. Our manufacturing supplier has implemented corrective actions to satisfy the customer's ongoing product delivery requirements. In addition, we identified the specific lots that included the devices that failed, and verified that versions of the same device shipped are not experiencing failure from this manufacturing process defect. Having taken corrective actions, we continue to supply our semiconductor memory products for use in this customer's end products.

For fiscal 2008, management is currently targeting:

  - Due to the current worldwide economic slowdown, the business environment has become more conservative, marked by a heightened level of caution being exercised by some customers and distributors and some softening in orders. As a result, management currently anticipates 2008 growth will be at the lower end of our original annual revenue growth target range of 24% to 28% over 2007.

                                    Page-33

  - Gross margin of 53% to 55%, excluding any potential costs relating to the customer's defective product claim noted above.

  - Total operating expenses to be approximately 45% to 48% of total revenue. By expense line item, management is targeting sales and marketing expenses to be 14% to 15% of total revenue, research and development expenses to be 20% to 22% of total revenue, and general and administrative expenses to be approximately 11% of total revenue.

  - While we have previously projected pre-tax net income of 8% to 10% of total revenue for fiscal 2008, until we are able to estimate our exposure to any portion of our customer's losses resulting from in-field failures of one of our semiconductor memory products, discussed above, dependence should not be placed on our prior projection for full-year 2008 net income.

We anticipate a strong growth in 2009; however, replicating our 2008 growth rate will be challenging in the current environment. We believe our new products and diverse end markets will allow us to grow faster than the overall semiconductor industry. As we continue to execute our business strategy, our strong cash position, minimal debt, and positive cash flow place us in a solid position to continue investing in the product development and marketing initiatives that will drive future growth.

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

                                    Page-34

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                                    Page-35

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At September 30, 2008, our accumulated deficit was $214 million. Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, reduce manufacturing costs and increase our contract manufacturing capacity, our ability to increase significantly sales of existing products, and our success in introducing and selling new products profitably.

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

We may be subject to intellectual property infringement claims by others that result in costly litigation and could harm our business and ability to compete. Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory technology. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our licensees in connection with their use of our technology. In the event of claims of infringement against our licensees with respect to our technology, we may be required to indemnify our licensees, which could be very costly. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of

                                    Page-36
infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology would harm our business and result in significant cash expense to us to cover litigation costs, as well as the reduction of future license revenue.

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

GENERAL ECONOMIC TRENDS AND OTHER FACTORS, INCLUDING THE EFFECTS OF THE RECENT WORLDWIDE CREDIT CRISIS.

The worldwide economic slowdown and tightening of credit in financial markets may impact the businesses of our customers, which could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Our Products
-----------------------------

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD RESULT IN PRODUCT LIABILITY CLAIMS, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect

                                    Page-37
any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement, cost of remediation, or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages or lost profits that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF OUR PRODUCTS AND THE SUCCESS OF OUR BUSINESS MAY BE DEPENDENT ON OUR ABILITY TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH FOUNDRIES AND OTHER SUPPLIERS.

We currently rely on foundry services from Fujitsu to manufacture our F-RAM products, and we have an agreement with Texas Instruments to manufacture certain F-RAM products for us. These current foundry agreements may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable and the engagement of other foundry services will become necessary are may require capital investment and related cash funding. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

                                    Page-38

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

                                    Page-39

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense for the nine months ended September 30, 2008, was $9.2 million, or 19% of our total revenue for the nine months ended September 30, 2008.

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

                                    Page-40

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

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.
                                    Page-41

The majority of our revenue, expense and capital purchasers are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars. However, payments from Japanese customers provide yen currency for approximately 53% of our wafer purchase costs. At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. Gains and losses from such fluctuations have not been material to us to date. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

Risks Relating to the Securities Market and Ownership of Our Shares
-------------------------------------------------------------------

OUR STOCK PRICE IS EXTREMELY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. A number of other factors and contingencies can affect the market price for our common stock, including the following:

   -  actual or anticipated variations in our operating results;

   - the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

   - announcements of technological innovations or new products by us or our competitors;

   - competition, including pricing pressures and the potential impact of competitors' products on our sales;

                                    Page-43

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

                                    Page-44

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

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

November 6, 2008                         /s/ Eric A. Balzer
                                         -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-45