Form 10-K
period 2008-12-31
RAMTRON INTERNATIONAL CORP
filed 2009-02-02
CIK 849502

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                              -------------------
                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Common Stock ($.01 par value)                   Nasdaq Global Market
-----------------------------------------------------------------------------
(Title of Each Class)             (Name of each exchange on which registered)

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

                                   Page-1

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act).
Large accelerated filer /   /, Accelerated filer / X /, Non-accelerated
filer /   /, Smaller Reporting Company /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No / X /

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was $110,720,301 based on the closing price of our common stock as reported on the Nasdaq Global Market.

As of January 29, 2009, 27,737,927 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                   Page-2

                             TABLE OF CONTENTS
                                                                       Page
                                                                       ----
PART I
    Item 1.    Business  . . . . . . . . . . . . . . . . . . . . . . .   4
    Item 1A.   Risk Factors  . . . . . . . . . . . . . . . . . . . . .  17
    Item 1B.   Unresolved Staff Comments . . . . . . . . . . . . . . .  26
    Item 2.    Properties  . . . . . . . . . . . . . . . . . . . . . .  27
    Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . .  27
    Item 4.    Submission of Matters to a Vote of Security Holders . .  28

PART II
    Item 5.    Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities . . . . .. . . . . . . . . . . . . . . . . .  28
    Item 6.    Selected Financial Data . . . . . . . . . . . . . . . .  29
    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation  . . . . . . . . . .  30
    Item 7A.   Quantitative and Qualitative Disclosures about
               Market Risk . . . . . . . . . . . . . . . . . . . . . .  43
    Item 8.    Financial Statements and Supplementary Data . . . . . .  44
    Item 9.    Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . . .  47
    Item 9A.   Controls and Procedures . . . . . . . . . . . . . . . .  47
    Item 9A(T) Controls and Procedures . . . . . . . . . . . . . . . .  48
    Item 9B.   Other Information . . . . . . . . . . . . . . . . . . .  48

PART III
    Item 10.   Directors, Executive Officers and Corporate Governance   48
    Item 11.   Executive Compensation  . . . . . . . . . . . . . . . .  48
    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters  . . . .  49
    Item 13.   Certain Relationships and Related Transactions and
               Director Independence . . . . . . . . . . . . . . . . .  49
    Item 14.   Principal Accountant Fees and Services  . . . . . . . .  49

PART IV
     Item 15.  Exhibits and Financial Statement Schedules. . . . . . .  49

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

Item 1.   BUSINESS

We were incorporated in Delaware in 1984. We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that is able to retain information without a power source, can be read from and written to at very fast speeds and written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

                                   Page-4

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM products. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

PRODUCT HIGHLIGHTS AND OTHER ACHIEVEMENTS

We announced the availability of a 4-megabit (Mb) F-RAM memory in a streamlined FBGA package. The FM22LD16 is a 4Mb, 3-volt, parallel nonvolatile RAM in a 48-pin ball grid array (FBGA) package that features fast access, virtually unlimited read/write cycles and low power consumption. Pin-compatible with asynchronous static RAM (SRAM), the FM22LD16 targets industrial control systems such as robotics, network and data storage applications, multi-function printers, auto navigation systems and a host of other SRAM-based system designs.

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

Our FM22L16 product was awarded the Product of the Year Award by Electronic Products China (EPC). The FM22L16, the semiconductor industry's first 4-megabit (Mb) nonvolatile F-RAM memory, was selected from hundreds of products after it successfully met the judging criteria for design innovation, price performance, and technological advancement. The FM22L16 is the highest density F-RAM product to date. A 4Mb, 3-volt, parallel nonvolatile RAM in a 44-pin thin small outline plastic (TSOP) package, the FM22L16 features fast access, virtually unlimited read/write cycles, and low power consumption.

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

                                   Page-5

We announced that a FM25L16, 16-kilobit (Kb) serial F-RAM memory device, has been designed into Shanghai Welltech's smart pressure transmitters. F-RAM was selected to replace EEPROM in Welltech's new transmitters. Intelligent pressure transmitters have become increasingly popular because of the complexity of today's process control applications in industries such as chemicals, pharmaceuticals, power, water treatment, food processing.

We announced that UK-based Energy Optimizers Ltd., a designer and manufacturer of ZigBee and Bluetooth smart energy saving devices, designed the Company's FM25L512 512-kilobit (Kb) serial F-RAM memory device into its series of Plogg(registered trademark) wireless energy management plugs. F-RAM's NoDelay(trademark) writes, virtually unlimited endurance, and low power provide fast and frequent data logging and storage for this smart power meter that measures, monitors, and controls energy consumption at the point of use - the appliance. Measuring up to 13 different variables, the wireless smart meter plugs evaluate how energy is being used, and enables the user to reduce energy consumption and save money and the environment.

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

We announced the first device in a family of new F-RAM products that offer high-speed read/write performance, low voltage operation, and optional device features. The first device in the Ramtron V-Family of F-RAM products is the FM25V10, a 1-megabit (Mb), 2.0 to 3.6-volt, serial peripheral interface (SPI) nonvolatile RAM in an 8-pin SOIC package that features fast access, NoDelay(trademark) writes, 1E14 read/write cycles, and low power consumption. The FM25V10 is an ideal alternative to 1Mb serial Flash and serial EEPROM memory in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others.

                                   Page-6

We announced the second serial device in a family of new F-RAM products that offer high-speed read/write performance, low voltage operation, and optional device features. The FM25V05 is a 512-kilobit (Kb), 2.0 to 3.6-volt, serial peripheral interface (SPI) nonvolatile RAM in an 8-pin SOIC package that features fast access, NoDelay(trademark) writes, 1E14 read/write cycles, and low power consumption. The FM25V05 is an ideal alternative to serial Flash and serial EEPROM memory in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others. In addition to the 512Kb FM25V05, the recently announced 1-megabit FM25V10 is also available.

We announced our first parallel device in a family of new parallel and serial F-RAM products that offer higher-speed read/write performance, lower voltage operation, and optional device features. The newest device in the Company's V-Family of F-RAM products is the FM28V100, a 1-megabit (Mb), 2.0 to 3.6-volt, parallel nonvolatile RAM in a 32-pin TSOP-I package that features fast access, NoDelay(trademark) writes, virtually unlimited read/write cycles, and low power consumption. The FM28V100 is an ideal upgrade from 1Mb battery-backed SRAM in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others. In addition to the FM28V100, Ramtron recently announced the 512Kb FM25V05 and 1Mb FM25V10 serial SPI V-Family products. The FM28V100 provides an easy upgrade path for battery-backed or NVSRAM users that want to eliminate batteries or external capacitors from their systems.

FINANCIAL INFORMATION BY SEGMENT

Our operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

See Part II. Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain geographic financial information concerning the business of the Company.

2008 OVERVIEW OF BUSINESS

In 2008, we had direct product sales to over 400 customers and distributors. We sell products through a direct sales force and a global network of manufacturer's representatives and distributors. Our distributors sell our products to numerous end customers. Principal markets include metering, computing, automotive, industrial, scientific and medical. We outsource the manufacturing and testing of our products to foundries, packaging, and test companies, allowing us to focus our efforts on product definition, design, marketing and sales.

                                   Page-7

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

In an effort to create a nonvolatile memory with high read/write speeds, a hybrid memory, called battery-backed SRAM (BBSRAM) was created. While BBSRAMs allow higher speed data storage, the battery attachment makes the device larger in size, more expensive, and introduces battery-related reliability, lifetime and adverse environmental issues.

                                   Page-8

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

Until recently, analog and digital functions were performed by stand-alone components that worked alongside each other within the system. Due to the increasing complexity of products, the advancement of product features and the desire among original equipment manufacturers to decrease the size and cost of electronic systems, the market has progressed toward integrating analog and digital components into stand-alone mixed-signal semiconductor devices. Analog products that are commonly integrated into an electronic

                                   Page-9
system include temperature sensors, op amps, and regulators. This analog circuitry operates in conjunction with digital devices such as memories and microcontrollers. Microcontrollers are digital devices that incorporate many of the same functions as a computer but in a dramatically simplified form. They are typically designed to control or perform very specific tasks in a system. Advances in process technology and design capabilities now allow the integration of analog and digital devices into a single device by either embedding the functions onto a single chip or by combining them in a multi-chip package. Integrating functions in a single device has enabled lower overall system costs while increasing functionality and reducing board space requirements. As a result, many integrated semiconductor solutions generally recognize longer product life cycles and relatively higher product margins.

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

                                   Page-10

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

Our integrated F-RAM enhanced microcontrollers are feature-rich, highly-integrated mixed-signal 8051 microcontrollers that offer a solution for a broad range of signal conditioning, data acquisition and control applications. These products include on-chip analog peripherals such as pulse width modulators (can be used as digital-to-analog (D/A) converters), a voltage reference, a programmable current source, an uncommitted operational amplifier, digital potentiometers and an analog switch, making them complete data acquisition System-on-Chip (SoC) devices.

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

                                   Page-11

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

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon Technologies AG and Texas Instruments that provide for the potential development and manufacture of F-RAM products, Fujitsu and Texas Instruments are currently the manufacturers of our F-RAM products. In 1999, the Company entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products. The initial term of the manufacturing agreement was five years with automatic one year renewals. Fujitsu is required to notify us at least two years in advance of any change in its ability, or intention, to supply product wafers to us. In 2007, the Company and Texas Instruments entered into a commercial manufacturing agreement for F-RAM memory products. The Company will provide design,

                                   Page-12
testing and other activities associated with product development efforts, and Texas Instruments will provide foundry services for a minimum period of two years with one year automatic renewal periods unless a party notifies the other party thirty (30) days prior to the expiration of any renewal period of their desire to terminate the agreement. The manufacturing agreement with Texas Instruments also contains obligations for us with respect to minimum orders and negotiated pricing.

We believe that manufacturing capabilities and capacity for our existing products, as well as those we may develop, will be readily available for the foreseeable future.

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

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 85 United States patents covering key aspects of our products and technology. These patents will expire at various times between June 2009 and February 2025.
We have applied for 8 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 5 non-U.S. issued patents and have 4 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

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

                                   Page-13

SEASONAL NATURE OF BUSINESS

We do not consider our operations to be seasonal.

CUSTOMERS

We serve direct customers worldwide, including OEMs and subcontract manufacturers. Additionally, our distributors sell to customers worldwide, through which we indirectly serve a broad base of customers. Our customers include industry leading OEMs in a broad range of industries.

Our sales have been relatively balanced across our major sales regions including the Americas, Europe, Asia/Pacific and Japan. As a result, we believe that we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2008, 2007 and 2006, based upon product shipment destination, international sales comprised approximately 86%, 86% and 85%, respectively, of our net revenue.

SALES AND MARKETING

We use a regionally-based manufacturing representative sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2008, approximately 57% of our product sales were to our distributor network, while direct customers accounted for approximately 43% of our revenue.

As of December 31, 2008, we employed 31 people in our marketing and sales organization. In addition to our Colorado Springs, Colorado, headquarters facility, we maintain full-time sales and customer service personnel in Canada, Japan, United Kingdom, Hong Kong, South Korea, Singapore, Taiwan and China. We have distribution and/or manufacturers representative relationships with approximately 60 companies worldwide, including the Americas, Europe, Japan and Asia/Pacific. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

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

                                   Page-14

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

We consider our F-RAM products to be competitive with other nonvolatile memory devices such as EEPROM and BBSRAM products. Although FLASH memory products are a class of nonvolatile memory, we do not compete with FLASH due to its relatively higher storage capacity than F-RAM. Nonvolatile memory products are manufactured and marketed by major corporations possessing wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, and by specialized product companies, such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

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

                                   Page-15

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

Research and development expenses were $11.9 million in 2008, $10.6 million in 2007, and $9.9 million in 2006. As of December 31, 2008, we had 43 employees engaged in research and development activities. In addition, manufacturing personnel were involved in research and development efforts to increase the manufacturing yields of our products.

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

EMPLOYEES

We have approximately 122 employees, including 43 in research and development, 33 in manufacturing, 31 in marketing and sales, and 15 in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Item 8. Financial Statements and Supplementary Data - Note 12 of the Notes to Consolidated Financial Statements for certain financial information concerning geographic area information.

                          AVAILABLE INFORMATION

We make available financial information, news releases and other information on our website at www.ramtron.com. Such reports are available free of charge on our website as soon as practicable after we file such reports and amendments with or furnish them to the Securities and Exchange Commission
(SEC). In addition, our filings are available on the website of the SEC via the EDGAR database, where our annual reports on Form 10-K, quarterly reports

                                   Page-16
on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. In addition, such reports are also available free of cost by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can also obtain such reports directly from the SEC at no charge at the SEC's website (www.sec.gov) or by visiting the SEC's Public Reference room in Washington, D.C. or by calling the SEC at 1-800-SEC-0330.

Item 1A.  RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

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

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At December 31, 2008, our accumulated deficit was $213 million. Our ability to increase revenue and sustain profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

                                   Page-17

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

CATASTROPHIC EVENTS CAUSING SYSTEM FAILURES MAY DISRUPT OUR BUSINESS.

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data and could prevent us from fulfilling our customers' orders. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

                                   Page-18

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

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF A RELATIVELY SMALL NUMBER OF KEY EMPLOYEES.

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

GENERAL ECONOMIC TRENDS AND OTHER FACTORS, INCLUDING THE EFFECTS OF THE RECENT WORLDWIDE CREDIT CRISIS, MAY NEGATIVELY AFFECT OUR BUSINESS.

The worldwide economic slowdown and tightening of credit in the financial markets may impact the businesses of our customers, which could have an adverse effect on our business, financial condition or results of operations. Toward the end of 2008, we experienced a slowdown in overall order flow, particularly from automotive customers as the production of high-end navigation and entertainment systems softened. We anticipate that this trend may continue throughout 2009 as economic conditions tighten for semiconductor products.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT COULD RESULT IN PRODUCT LIABILITY CLAIMS, AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the

                                   Page-19
manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement, cost of remediation, or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for damages or lost profits that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF OUR PRODUCTS AND THE SUCCESS OF OUR BUSINESS MAY BE DEPENDENT ON OUR ABILITY TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH FOUNDRIES AND OTHER SUPPLIERS.

We currently rely on foundry services from Fujitsu and Texas Instruments to manufacture our F-RAM products. These foundry agreements may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable and the engagement of other foundry services will become necessary are may require capital investment and related cash funding. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

                                   Page-20

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES, COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OUR MARKET SHARE.

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share. Our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu and NXP, as well as specialized product companies such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, excluding customer-sponsored research and development expenses, for the year ended December 31, 2008, was $11.9 million, or 19% of our total revenue for the year ended December 31, 2008.

If we do not accurately anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better positioned to satisfy market demand than us. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products or lower sale prices, or both, than we currently anticipate, which would adversely affect our revenue and gross profits. We cannot be certain that any products we may develop based on new technologies or for new standards will achieve market acceptance.

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

WE MAY NOT BE ABLE TO REPLACE OUR EXPECTED REVENUE FROM SIGNIFICANT CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. In 2008, approximately 48% of our product sales revenue was generated by five major, direct sales and distributor, customers. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

WE EXPECT THAT INTERNATIONAL SALES WILL CONTINUE TO REPRESENT A SIGNIFICANT PORTION OF OUR PRODUCT SALES IN THE FUTURE. AS A RESULT, WE ARE SUBJECT TO A NUMBER OF RISKS RESULTING FROM SUCH OPERATIONS.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars. At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers provide yen currency for approximately 49% of our wafer purchase costs. We do not use financial derivatives to hedge our

                                   Page-23
prices; therefore, we have some exposure to foreign currency price fluctuations. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

                                   Page-24

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

IF OUR GOODWILL OR AMORTIZED INTANGIBLE ASSETS BECOME IMPAIRED WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

Under GAAP, we review the carrying value of our goodwill annually and amortized intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

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

                                   Page-25

   -  unexpected design or manufacturing difficulties;

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

                                   Page-26

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

     United Kingdom
     Japan
     Canada
     China/Hong Kong
     Thailand
     Taiwan

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

                                   Page-27

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol "RMTR." The following table sets forth the 2008 and 2007 quarterly ranges of the high and low closing sales prices for the common stock as reported on the Nasdaq Global Market.

                                                      High         Low
                                                     ------       ------
2008
----
First Quarter  . . . . . . . . . . . . . . . . . .   $4.81        $3.54
Second Quarter . . . . . . . . . . . . . . . . . .   $4.57        $3.98
Third Quarter  . . . . . . . . . . . . . . . . . .   $4.29        $2.75
Fourth Quarter . . . . . . . . . . . . . . . . . .   $2.60        $1.42

2007
----
First Quarter  . . . . . . . . . . . . . . . . . .   $3.82        $2.46
Second Quarter . . . . . . . . . . . . . . . . . .   $3.44        $2.68
Third Quarter  . . . . . . . . . . . . . . . . . .   $3.79        $2.84
Fourth Quarter . . . . . . . . . . . . . . . . . .   $4.74        $2.90

RECORD HOLDERS

As of January 29, 2009, there were approximately 1,078 record holders of our common stock.

DIVIDEND POLICY

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations.

                                   Page-28

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

                             Dec. 31,  Dec. 30,  Dec. 29,  Dec. 31   Dec. 31
                               2004      2005      2006      2007      2008
                             --------  --------  --------  --------  --------

Ramtron              $100    $152.67    $ 77.48   $142.37   $164.12   $70.23

S&P Electronics
  (Semiconductors)
  Industry Index      100      79.11      88.73     80.82     90.50    49.11

S&P Composite Index   100     110.88     116.33    134.70    142.10    89.53

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

                                        Year Ended December 31,
                               2008      2007      2006      2005      2004
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)

Revenue                      $63,554   $51,094   $40,481   $34,392   $39,494
Gross margin, product
   sales                      32,518    25,983    20,657    15,789    20,032
Income (loss) from
  continuing operations        3,660     9,891       457    (2,642)    3,457
Income (loss) from
  discontinued operations         --        --        --    (3,849)      145
Net income (loss) applicable
  to common shares             3,660     9,891       457    (6,491)    3,602
Earnings (loss) per share from
  continuing operations:
     - basic                 $  0.14   $  0.39   $  0.02   $ (0.11)   $ 0.15
     - diluted               $  0.13   $  0.37   $  0.02   $ (0.11)   $ 0.14
Earnings (loss) per
  share - basic              $  0.14   $  0.39   $  0.02   $ (0.28)   $ 0.16
Earnings (loss) per
  share - diluted            $  0.13   $  0.37   $  0.02   $ (0.28)   $ 0.15

                                   Page-29

Working capital               23,454    15,162    11,242    10,133    16,319
Total assets                  52,004    46,526    32,457    32,816    33,653
Total long-term debt           4,577     4,894     5,859     7,137     4,914
Stockholders' equity          37,130    31,205    17,072    14,494    15,192
Cash dividends per
  common share(1)                 --        --        --        --        --
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

                      CRITICAL ACCOUNTING POLICIES

SIGNIFICANT ESTIMATES. The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets, income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition and operating results.

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products. This charge represents an amount within a range of a potential warranty claim that can be reasonably estimated with currently available information. We continue to work with the customer to determine the amount of the customer's losses for which we might be liable. Future estimates and the final amount of the charge could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation

                                   Page-30
requirements. Therefore, the estimated cost of the charge could be materially different than the estimated cost of the Company has recorded in the December 31, 2008 financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

In addition, our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates.

                                   Page-31

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

In assessing the potential to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

                                   Page-32

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of October 31, 2008, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We continue to perform periodic and annual impairment analyses of goodwill resulting from acquisitions. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

SHARE-BASED PAYMENT ASSUMPTIONS. We estimate volatility and forfeitures based upon historical data. Securities and Exchange Commission Staff Accounting Bulletin No. 110, issued in December 2007, permits certain companies to use the "simplified" method for estimating the term of "plain vanilla" share options granted under specified conditions. We use this method to estimate our expected term of options granted. All of these variables have an effect on the estimated fair value of our share-based awards.

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

                                   Page-33

In 2008, we introduced 9 new products, which included stand-alone memory, AEC-Q100 automotive grade products, integrated products and a custom integrated circuit device.

Our total revenue for the year ended December 31, 2008 was $63.6 million.
In 2008, 98% of our revenue was derived from sales of our products and 2% of our revenue was derived from customer-sponsored research and development programs and royalties.

FINANCIAL HIGHLIGHTS FOR THE YEAR ENDED DECEMBER 31, 2008

  - Total revenue in 2008 was $63.6 million, an increase of 24% from $51.1 million in 2007.

  - Total product revenue in 2008 was $62.1 million, an increase of 26% from $49.4 million in 2007.

  - Integrated product revenue in 2008 was $17.9 million, an increase of 143% from $7.4 million in 2007.

  -  Product gross margin in 2008 was 52%, compared to 53% in 2007.

  - A charge of $815,000 was recorded in the quarter ended December 31, 2008 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from in-field failures of one of our products. This charge represents an amount within a range of a potential warranty claim that can be reasonably estimated with currently available information. Future estimates of this contingency and the final amount of the charge are subject to change.

  - The Company reversed all previously recognized expense for previously issued performance-based restricted stock awards totaling $892,000 in 2008 and does not expect to accrue any further expense.

  - By region, sales in 2008 were as follows: Asia Pacific (28% of sales), Americas (30% of sales), Japan (16% of sales), and Europe (26% of sales). These sales are based on the location of the design program that uses the Company's device.

2009 FINANCIAL OUTLOOK

The following statements are based on the Company's current expectations of results for full-year 2009. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

                                   Page-34

For the full-year 2009, excluding any potential charges related to the product defect issue, management currently projects:

  -  Total revenue comparable to 2008 full-year revenue of $63.5 million.

  - The full-year total revenue projection represents management's best estimate based on current visibility and inputs from the Company's sales organization; however, external economic factors may cause management to reevaluate its projections during the year.

  -  Gross margin of 53% to 55%.

  -  Non-product revenue of approximately $1.2 million.

  - Total operating expenses to be approximately 46% to 48% of total revenue. By expense line item, management is targeting sales and marketing to be 13% to 14% of total revenue, research and development to be 23% to 24% of total revenue, and general and administrative to be 10% of total revenue.

  -  Net income between 2.5% and 4.5% of total revenue.

  -  Stock-based compensation expense of approximately $1.4 million.

  - We expect to record tax expense approximating 40% of net income before income taxes. We do not expect to release any further valuation allowance associated with our deferred tax assets during 2009, if not, we would record a corresponding tax benefit.

2009 BUSINESS OUTLOOK
---------------------

During 2009 management plans to:

  -  Focus the Company's product development efforts on integrated products.

  - Expand the Company's F-RAM V-Family to include two-wire serial parts and additional densities and interfaces.

  - Develop new automotive grade products, including a specially qualified versions of the Company's state saver products.

  - Introduce a new class of RFID tag silicon that capitalizes on the capabilities of the Company's F-RAM technology.

  - Take substantive action to reduce cost of our products to increase the Company's market opportunities. These actions may include the re-design or optimization of selected products or seeking lower cost foundry capacity.

                                   Page-35

Estimates and the final amount of charges related to the previously announced in-field failures of one of our products could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation requirements. Future estimates of this contingency and the final amount of the charge are subject to change.

We have started loan negotiations and renewal negotiations of our revolving security credit facility with Silicon Valley Bank, which will provide us access to funds that may be needed for future capital expenditures or working capital. We have no assurance that the loan or revolving credit facility will be renewed or that the terms will be acceptable us the Company.

                     RESULTS OF OPERATIONS FOR THE YEAR ENDED
                DECEMBER 31, 2008 AS COMPARED TO DECEMBER 31, 2007
                                       and
                DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006
-----------------------------------------------------------------------------

Revenue
=======
                                      December 31,         December 31,
                                   ------------------   ------------------
                                    2008       2007      2007       2006
                                   -------    -------   -------    -------
                                 (in thousands, except average selling price)

Product sales                      $62,101    $49,422   $49,422    $39,095
% change compared to prior period         +26%                 +26%

Units shipped                       87,927     54,068    54,068     44,743
% change compared to prior period         +63%                 +21%

Average selling price               $0.71      $0.91     $0.91      $0.87
% change compared to prior period         -22%                  +5%

Other revenue                      $ 1,453    $ 1,672   $ 1,672    $ 1,386
% change compared to prior period         -13%                 +20%

Total revenue                      $63,554    $51,094   $51,094    $40,481
% change compared to prior period         +24%                 +26%

2008 TO 2007:
------------

Product revenue for the year ended December 31, 2008 reflects a strong year both in terms of units shipped and revenue growth. Units shipped increased by 33.9 million or 63%, compared to the prior year. Average selling price decreased $0.20, or 22%, from 2007 to 2008. This decrease was due primarily to increased sales of custom products that had lower selling prices. However, margin contribution from these products was similar to overall corporate margin levels. Product revenue was $62.1 million in 2008, which was an increase of $12.7 million from 2007. This increase was due primarily to new product introductions and a broadening of our customer base.

                                   Page-36

Other revenue, consisting of license and development fees, royalty income and customer-sponsored research and development was $1.5 million in 2008, which was a decrease of $200,000 from 2007. This decrease was due primarily to reduced customer-sponsored research and development fees.

2007 TO 2006:
------------

The Company had a very strong year both in terms of units shipped and revenue. Our product revenue for the year ended December 31, 2007 was $49.4 million, which was an increase of $10.3 million from 2006. The product revenue increase was driven by a 21% increase in unit shipments combined with a 5% increase in the average selling price.

Non-product revenue for the year ended December 31, 2007 increased $286,000 over the prior year. This increase was due primarily to customer-sponsored research and development (R&D) revenue of $330,000 recognized during 2007 compared to no R&D revenue in 2006.

Cost of Product Sales
=====================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2008       2007      2007       2006
                                      -------    -------   -------    -------
                                                  (in thousands)

Cost of product sales                 $29,583    $23,439  $23,439    $18,438
Gross margin percentage                   52%        53%       53%       53%

2008 TO 2007:
------------

Cost of product sales was $29.6 million in 2008, which was an increase of $6.1 million from 2007. This increase was due to a $12.7 million increase in product sales combined with an $815,000 charge to costs of sales relating to a provision for loss contingency. The estimated provision for loss contingency was the primary reason for the 1% decrease in our gross margin percentage from the prior year.

Average selling price decreased 22% from 2007 to 2008. This decrease was due primarily to increased sales of custom products that had lower selling prices. However, margin contribution from these products was similar to overall corporate historical margin levels.

2007 TO 2006:
------------

Cost of product sales was $23.4 million, which was an increase of $5 million from 2006. This increase was due primarily to increased product sales of $10.3 million. Our gross margin percentage remained the same for both years at 53%.

                                   Page-37

Research and Development Expense
================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2008       2007      2007       2006
                                      -------    -------   -------    -------
                                                  (in thousands)

Combined research and development
  expense                             $11,959    $10,837   $10,837    $9,885
Percent of total revenue                  19%       21%       21%        24%

2008 TO 2007:
------------

Combined research and development expenses, which includes research and development and customer-sponsored research and development, was $12 million in 2008 or an increase of $1.1 million from 2007. This increase was due primarily to increased compensation expense of $800,000 for increased headcount for integrated circuit design. Also contributing to the increase was $300,000 increase in contract engineering personnel fees. These increases were offset by a decrease in engineering material costs of $200,000 from the prior year. Research and development expense as a percentage of total revenue decreased by 2% from the prior year.

2007 TO 2006:
------------

Combined research and development expenses was $10.8 million in 2007, which was an increase of $1 million from 2006. This increase was due primarily to increased salaries for additional headcount, increased expenses for masks and wafers associated with our 4-megabit product project, and increased stock-based compensation expense.

General and Administrative Expense
==================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2008       2007      2007       2006
                                      -------    -------   -------    -------
                                                  (in thousands)

General and administrative expense    $6,578     $7,053    $7,053     $5,149
Percent of total revenue                10%        14%       14%        13%

2008 TO 2007:
------------

General and administrative expenses was $6.6 million in 2008, which was a decrease of $500,000 from 2007. This decrease was due primarily to a reduction in stock-based compensation of $900,000, which resulted from the

                                   Page-38
adjustment of our management performance-based restricted stock award accrual. This adjustment is further described in Part II. Item 8. Financial Statements and Supplementary Data - Note 3 of the Notes to Consolidated Financial Statements. This decrease was offset by increased outside service fees of $600,000 from the prior year, primarily relating to legal fees. General and administrative expenses as a percentage of total revenue was $10% in 2008, which was a decrease of 4% from 2007.

2007 TO 2006:
------------

General and administrative expenses was $7 million in 2007, which was an increase of $1.9 million from 2006. This increase was due primarily to stock-based compensation expense and management bonus expense.

Sales and Marketing Expense
===========================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2008       2007      2007       2006
                                      -------    -------   -------    -------
                                                  (in thousands)

Sales and marketing expense           $8,804     $7,005    $7,005     $6,034
Percent of total revenue                14%        14%       14%       15%

2008 TO 2007:
------------

Sales and marketing expense was $8.8 million in 2008, which was an increase of $1.8 million from 2007. This increase was due primarily to an increase in internal sales commissions of $200,000, and an increase in travel expenses of $400,000. The increased sales in 2008 also increased the representative commission fees $600,000 from 2007. Also contributing to the increase from 2007 was an increase in trade show and promotion expenses of $200,000. Sales and marketing expense as a percentage of total revenue was 14%, the same as 2007.

2007 TO 2006:
------------

Sales and marketing expenses was $7 million in 2007, which was an increase of $1 million from 2007. This increase was due primarily to increased internal sales and sales representative commissions and travel and stock-based compensation expense.

                                   Page-39

Other Non-Operating Income (Expenses)
=====================================

                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2008       2007      2007       2006
                                      -------    -------   -------    -------
                                                  (in thousands)

Interest expense                      $ (368)    $ (495)   $ (495)    $ (612)
Other income (expense)                  (358)       148       148        154
Income tax (provision) benefit        (2,244)     7,478     7,478        (60)

2008 TO 2007:
------------

Interest expense was $368,000 in 2008, which was a decrease of $127,000 from 2007. This decrease was due primarily to lower debt outstanding in 2008 from 2007.

Other income (expense) changed $506,000 from 2007 to 2008. This change, which was a net expense increase, was due to an increase in foreign exchange transaction losses of $488,000 from 2007.

During 2008, the Company recorded a tax provision approximating 38% of pre-tax income and reduced the deferred tax asset that was recorded in 2007. During the quarter ended December 31, 2007, the Company recorded a deferred income tax benefit of $7.6 million relating to a release of a valuation allowance that we determined is no longer required on specific deferred tax assets.

2007 TO 2006:
------------

Other interest expense was $495,000 in 2007, which was a decrease of $100,000 from 2006. This decrease was due primarily to lower average principle outstanding on our promissory notes combined with lower interest rates associated with our term loan.

For the year ended December 31, 2006, we recorded an income tax provision of $60,000 for alternative minimum tax. During the quarter ended December 31, 2007, we recorded a deferred income tax benefit of $7.6 million relating to a release of a valuation allowance that we determined is no longer required on specific deferred taxes. The amount of the reversal represents the estimated value of net operating losses that we determined were more likely than not to be realized in the form of reduced taxable income in the future. In future quarters, we expect to record a tax expense of about 38.5% of net income and reduce the deferred tax asset an amount equal to the provision.

                                   Page-40

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended December 31, 2008 and 2007, are summarized as follows:

                                                  2008          2007
                                                --------      --------
                                                    (in thousands)
Cash provided by (used for):

   Operating activities                         $ 4,188       $ 4,835
   Investing activities                          (2,637)       (1,710)
   Financing activities                           1,555          (604)
   Effect of exchange rate changes on cash          (34)            2
                                                --------      --------
Net increase in cash and cash equivalents       $ 3,072       $ 2,523
                                                ========      ========

Cash provided by operating activities was $4.2 million in 2008, which was a decrease of $600,000 from 2007. This decrease was due primarily to an increase in our inventory year-over-year of $3.4 million, combined with a reduction in net income of $6.2 million and a smaller increase in accounts payable and accrued liabilities of $1.3 million from 2007. Offsetting the above was a change in deferred tax assets of $9.7 million.

Cash used for investing activities was $2.6 million in 2008, which was an increase of $900,000 from 2007. This increase was due primarily to increased expenditures relating to property, plant and equipment.

Cash provided by financing activities was $1.6 million in 2008, which was an increase of $2.2 million from 2007. This increase was due primarily to receipt of $1.6 million for the issuance of common stock for exercised options and warrants combined with a reduction in principal payments of debt of $300,000.

Liquidity
---------

We had $9.9 million in cash and cash equivalents at December 31, 2008, including $8.1 million in our money market account. Future liquidity depends on continued revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under the revolving secured credit facility available to us through March 27, 2009. We have no assurance that the revolving credit facility will be renewed or that the terms will be acceptable us the Company. As of December 31, 2008, no balance was outstanding on the revolving credit facility. We believe we have sufficient resources to fund operations through at least the end of 2009.

                                   Page-41

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank, which provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At December 31, 2008, the interest rate was 6%. As of December 31, 2008, no balance was outstanding on the revolving facility. Security for the loan agreement includes all assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of debt covenants as of December 31, 2008.

We have started loan negotiations and renewal negotiations of our revolving security credit facility with Silicon Valley Bank, which will provide us access to funds that may be needed for future capital expenditures or working capital. We have no assurance that the loan or revolving credit facility will be renewed or that the terms will be acceptable us the Company.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of December 31, 2008, approximately $3.9 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of leasing the portion of our headquarters that we do not currently use.

Contractual Obligations and Commercial Commitments. At December 31, 2008, our commitments under our contractual obligations and commercial commitments were as follows:

                                   Page-42

                                                             After
                      2009    2010    2011    2012    2013    2013    Total
                    -------  ------  ------  ------  ------  ------  -------
                                      (in thousands)

Long-term debt(1)   $  617   $  616  $  616  $  616  $  616  $3,489  $ 6,570
Operating leases       606      607     474      55      14      --    1,756
Purchase
  obligations(2)     4,852       --      --      --      --      --    4,852
                    -------  ------  ------  ------  ------  ------  -------
  Total             $6,075   $1,223  $1,090  $  671  $  630  $3,489  $13,178
                    =======  ======  ======  ======  ======  ======  =======
----------

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to invest in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect of approximately $20,000 of decreased interest income on our financial position, results of operations and cash flows. If the yen strengthens against the dollar by 10%, the Company could have foreign currency transaction losses up to $1 million.

                                   Page-43

The interest rate on our current revolving line of credit is set as a floating rate equal to the prime lending rate plus 0.5% per year, with a minimum interest rate of 6%. If we would borrow $4 million, the current credit limit, a 10% move in the interest rate over a one-year period would have an immaterial effect of approximately $24,000 of decreased interest income on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide Yen currency for approximately 49% of our wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations. We will continue to evaluate during 2009 the decision not to engage in currency hedging and may adjust our policy if deemed warranted.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ramtron International Corporation
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated

                                   Page-44
financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ramtron International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Ehrhardt Keefe Steiner & Hottman PC
---------------------------------------
Ehrhardt Keefe Steiner & Hottman PC
January 29, 2009
Denver, Colorado

                                   Page-45

              Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders
Ramtron International Corporation:

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2006, and the related financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Ramtron International Corporation's operations and comprehensive income and their cash flows for the year ended December 31, 2006, and the related financial statement schedule, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

                                  /s/ KPMG LLP
                                  ------------
                                  KPMG LLP
February 12, 2007

                                   Page-46

                        RAMTRON INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2008 and 2007
                       (in thousands, except share data)
                                 -------------
                                                          2008        2007
                                                        --------    --------
     ASSETS
Current assets:
   Cash and cash equivalents                            $  9,900    $  6,828
   Accounts receivable, less allowances
     of $811 and $384, respectively                       11,274       9,490
   Inventories                                             9,992       6,342
   Deferred income taxes, net                                266         286
   Other current assets                                    1,110         789
                                                        ---------   ---------
      Total current assets                                32,542      23,735

Property, plant and equipment, net                         5,635       4,987
Goodwill, net                                              1,971       2,311
Intangible assets, net                                     6,470       7,963
Deferred income taxes, net                                 5,174       7,300
Other assets                                                 212         230
                                                        ---------   ---------
      Total assets                                      $ 52,004    $ 46,526
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  4,930    $  4,168
   Accrued liabilities                                     3,131       2,416
   Deferred revenue                                          645         949
   Current portion of long-term promissory notes             382       1,040
                                                        ---------   ---------
      Total current liabilities                            9,088       8,573

Deferred revenue                                           1,209       1,854
Long-term promissory notes                                 4,577       4,894
                                                        ---------   ---------
      Total liabilities                                   14,874      15,321
                                                        ---------   ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 27,687,927 and 26,184,085 shares
     issued, respectively and 27,687,927 and
     26,124,869 shares outstanding, respectively             275         262
   Less:  Treasury stock of 0 and 59,216 at cost              --        (241)
   Additional paid-in capital                            249,875     246,513
   Accumulated other comprehensive income (loss)             (50)      1,301
   Accumulated deficit                                  (212,970)   (216,630)
                                                        ---------   ---------
      Total stockholders' equity                          37,130      31,205
                                                        ---------   ---------
      Commitments and contingencies (Notes 6, 7 and 14)
      Total liabilities and stockholders' equity        $ 52,004    $ 46,526
                                                        =========   =========
See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the years ended December 31, 2008, 2007 and 2006
                    (in thousands, except per share amounts)
                                 -------------
                                                2008       2007       2006
                                              --------   --------   --------
Revenue:
   Product sales, net                         $ 62,101   $ 49,422   $ 39,095
   License and development fees                    717        717        717
   Royalties                                       646        625        669
   Customer-sponsored research and development      90        330         --
                                              ---------  ---------  ---------
                                                63,554     51,094     40,481
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of product sales                        28,768     23,439     18,438
   Provision for loss contingency(see Note 14)     815         --         --
   Research and development                     11,912     10,573      9,885
   Customer-sponsored research and development      47        264         --
   General and administrative                    6,578      7,053      5,149
   Sales and marketing                           8,804      7,005      6,034
                                              ---------  ---------  ---------
                                                56,924     48,334     39,506
                                              ---------  ---------  ---------
Operating income                                 6,630      2,760        975
Interest expense                                  (368)      (495)      (612)
Other income (expense), net                       (358)       148        154
                                              ---------  ---------  ---------
Income from operations before income
   tax provision                                 5,904      2,413        517
Income tax benefit (provision)                  (2,244)     7,478        (60)
                                              ---------  ---------  ---------
Net income                                       3,660      9,891        457
                                              =========  =========  =========
Other comprehensive income (expense):
  Foreign currency translation adjustments    $ (1,351)  $  1,165   $     21
                                              ---------  ---------  ---------
      Comprehensive income                    $  2,309   $ 11,056   $    478
                                              =========  =========  =========
Operating income earnings per share:
  Basic                                       $   0.14   $   0.39   $   0.02
                                              =========  =========  =========
  Diluted                                     $   0.13   $   0.37   $   0.02
                                              =========  =========  =========
Weighted average shares outstanding:
   Basic                                        26,353     25,124     24,478
                                              =========  =========  =========
   Diluted                                      27,551     26,403     24,957
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2008, 2007 and 2006
                                        (in thousands, except par value amounts)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                      Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2005               24,388   $244       --       $241,113      $  115      $(226,978)      $14,494
Exercise of options                          450      4       --          1,101          --             --         1,105
Stock-based compensation expense              --     --       --            995          --             --           995
Issuance of restricted stock                 270      3       --             (3)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --          21             --            21
Net income                                    --     --       --             --          --            457           457
                                         -------------------------------------------------------------------------------
Balances, December 31, 2006               25,108   $251       --        243,206         136       (226,521)       17,072
Exercise of options                          435      4       --            999          --             --         1,003
Repurchases of common stock                  (59)    --     (241)            --          --             --          (241)
Stock-based compensation expense              --     --       --          2,315          --             --         2,315
Issuance of restricted stock, net
  of forfeitures                             641      7       --             (7)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --       1,165             --         1,165
Net income                                    --     --       --             --          --          9,891         9,891
                                         -------------------------------------------------------------------------------
Balances, December 31, 2007               26,125    262     (241)       246,513       1,301       (216,630)       31,205
Exercise of options                          143      1       --            306          --             --           307
Exercise of warrants                       1,153     10       --          2,304          --             --         2,314
Repurchases of common stock                  (15)            (55)                                                    (55)
Common stock issued from treasury                            296           (267)                                      29
Stock-based compensation expense              --     --       --          1,021          --             --         1,021
Issuance of restricted stock                 282      2       --             (2)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --      (1,351)            --        (1,351)
Net income                                    --     --       --             --          --          3,660         3,660
                                         -------------------------------------------------------------------------------
Balances, December 31, 2008               27,688   $275       --       $249,875      $  (50)     $(212,970)      $37,130
                                         ===============================================================================

See accompanying notes to consolidated financial statements.

                       RAMTRON INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2008, 2007 and 2006
                                (in thousands)
                                --------------
                                                 2008       2007      2006
                                               --------   --------  --------
Cash flows from operating activities:
   Net income                                  $ 3,660    $ 9,891    $   457
   Adjustments used to reconcile net income
    to net cash  provided by operating
    activities:
     Depreciation and amortization               2,462      2,156      1,998
     Stock-based compensation                    1,021      2,315        995
     Deferred income taxes                       2,146     (7,586)        --
     Imputed interest on note payable               65         75         85
     Loss on abandonment of patents                 43         37         78
     Loss on disposition of equipment               --          7         --
     Provision for inventory write-off             442        314        340
   Changes in assets and liabilities:
     Accounts receivable                        (1,784)    (2,307)      (949)
     Inventories                                (4,092)      (650)       772
     Accounts payable and accrued liabilities      662      1,973       (248)
     Product warranty liability                    815         --         --
     Deferred revenue                             (949)    (1,017)    (1,086)
     Other                                        (303)      (373)       423
                                              ---------  ---------  ---------
       Net cash provided by operating
          Activities                             4,188      4,835      2,865
                                              ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment    (2,608)    (1,641)    (1,554)
   Payments for intellectual property              (29)       (69)       (97)
                                              ---------  ---------  ---------
       Net cash used in investing
         activities                             (2,637)    (1,710)    (1,651)
                                              ---------  ---------  ---------
Cash flows from financing activities:
   Net purchases of treasury stock                 (55)      (241)        --
   Principal payments on promissory notes       (1,040)    (1,366)    (1,351)
   Issuance of common stock, related to
     options and warrants                        2,650      1,003      1,105
                                              ---------  ---------  ---------
       Net cash (used in) provided by
         financing activities                    1,555       (604)      (246)
                                              ---------  ---------  ---------
Effect of foreign currency                         (34)         2         (8)
Net increase in cash and cash equivalents        3,072       2,523        960
                                              ---------  ---------  ---------
Cash and cash equivalents, beginning of year     6,828      4,305      3,345
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year        $  9,900   $  6,828   $  4,305
                                              =========  =========  =========

See accompanying notes to consolidated financial statements.

                        RAMTRON INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2008, 2007 and 2006
                           ------------------------

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

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amounts of property, plant and equipment, intangibles and goodwill; valuation of allowances for receivables, inventories and deferred income taxes; product liability accruals; and valuation of share-based payment arrangements. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Ramtron LLC, Ramtron Canada, Inc., Ramtron Kabushiki Kaisha (Ramtron K.K.), Ramtron UK Limited, Ramtron Asia Ltd., and Ramtron Asia Pte. Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. The Company considers all cash and highly liquid investments purchased with an average maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE. Accounts receivable consists of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for bad debts and an allowance for returns and discounts. The bad debt allowance is based upon specific customer collection issues. The allowance for returns and discounts is based primarily on historical experience.

INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined using average costs. The Company provides for an allowance for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

DEFERRED INCOME TAXES. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis and operating loss and tax credit carry forwards. Refer to Note 11 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.
We record a valuation allowance to reduce deferred tax assets to an a amount we believe is more likely than not expected to be realized.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use. Maintenance and repairs are expensed as incurred and improvements are capitalized.

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired in accordance with the provision of FASB Statement 142, "Goodwill and Other Intangible Assets" (FAS
142). The Company performed its annual goodwill impairment testing as of October 31, 2008, and determined that no impairments existed at that date. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment in accordance with FASB Statement 144, "Accounting for Impairment for Disposal of Long-Lived Assets" (FAS 144). The amounts capitalized for patents are primarily the cost of acquiring the patent. The change in carrying value of the goodwill between years is solely due to foreign currency rate changes.

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

ACCRUED LIABILITIES. Accrued liabilities consist of the following as of December 31, 2008 and 2007:

                                     2008       2007
                                    ------     ------
                                      (in thousands)

Compensation related                $1,853     $2,036
Product liability warranty             815         --
Other                                  463        380
                                    ------     ------
Total                               $3,131     $2,416
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

SHIPPING AND HANDLING FEES AND COSTS. The majority of the Company's customers pay their freight charges. Freight charges billed are offset against selling expenses; the category where the freight expenses are charged. These charges are immaterial.

WARRANTY COSTS. We make periodic provisions for expected warranty costs. Historically warranty costs have been insignificant.

ADVERTISING.  The Company expenses advertising costs as incurred.
Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $246,000, $343,000, and $231,000, respectively.

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

The following table sets forth the calculation of net income (loss) per common share for the years ended December 31, 2008, 2007 and 2006:

                                                       December 31,
                                              -------------------------------
                                                 2008       2007      2006
                                              ---------  ---------  ---------
                                                 (in thousands, except per
                                                       share amounts)

Net income applicable to common shares        $  3,660   $  9,891   $    457
                                              =========  =========  =========

Common and common equivalent
  shares outstanding:

    Historical common shares outstanding
    at beginning of year (not including
    unreleased restricted stock)                25,469     24,838     24,388

    Weighted average common equivalent
    shares issued during year                      884        286         90
                                              ---------  ---------  ---------
    Weighted average common shares-basic        26,353     25,124     24,478
    Weighted average common equivalent
      shares outstanding during year             1,198      1,279        479
                                              ---------  ---------  ---------
    Weighted average common shares-diluted      27,551     26,403     24,957
                                              =========  =========  =========

Net income per basic share                    $   0.14   $   0.39   $   0.02
                                              =========  =========  =========
Net income per diluted share                  $   0.13   $   0.37   $   0.02
                                              =========  =========  =========

For the years ended December 31, 2008, 2007 and 2006, the Company had several equity instruments or obligations that could cause future dilution to the Company's common stockholders and which were not classified as outstanding common shares of the Company. The following table details the various equity awards that were excluded from the earnings per common share calculation because their inclusion would have been anti-dilutive. These various equity awards could become dilutive in the future if the average share price increases or certain performance conditions are met:

                                                December 31,
                                       -------------------------------
                                          2008       2007       2006
                                       ---------  ---------  ---------
                                                (in thousands)

Warrants                                     --         --      1,425
Options                                   3,077      3,141      5,028
Restricted stock                            575        575        270

STOCK-BASED COMPENSATION. At December 31, 2008, the Company had three stock-based compensation plans, which are more fully described in Note 8 of these Notes of Consolidated Financial Statements below.

The estimated value of the Company's stock-based option and award plans, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis.

The Company granted restricted stock awards with a vesting period of one month to three years and a condition of service. The Company also granted restricted stock awards to certain executive employees contingent upon satisfaction of a performance condition with a vesting period of three years. Restricted stock awards are valued using the fair market value of our common stock as of the grant date. The Company also granted restricted stock units, restricted by a service condition and a vesting period of three years. The units vest in three equal annual installments, commencing on the anniversary date of the grant. One unit equals one share of stock upon vesting, and the units have a contractual term of ten years. Restricted stock units are valued using the fair market value of our common stock as of the grant date. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer up until the vest date.

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

TREASURY STOCK. The Company uses the cost method when it acquires stock for treasury.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, restricted cash, and short-term trade receivables and payables approximate fair value due to their short-term nature. The fair value of the Company's promissory notes were approximately $5,015,000, $5,614,000 and $6,329,000 as of December 31,
2008, 2007 and 2006, respectively, using a discounted cash flow approach.
See Note 6 above for the related carrying value of these notes.

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

In June 2008, the FASB issued EITF Issue 07-5 ("EITF 07-5"), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both
(a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact the Company's consolidated financial statements.

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

NOTE 2.  CHANGE IN ESTIMATE

During the quarter ended December 31, 2008, the Company further adjusted its estimate relating to the total compensation charge for the management performance based challenge awards. The awards represented 575,000 shares relating to a performance condition of satisfying both a minimum sales goal and a minimum percentage of sales by December 31, 2009. The Company reversed all prior accruals and does not expect to accrue any further expense for this performance-based restricted stock award. This adjustment was due to the current estimate that the Company will not meet the minimum net income target compared to the target net income for the year ending December 31, 2009 required for any portion of the award to vest. Based upon the revised estimate, the Company made a cumulative adjustment of $669,000 in the quarter ended December 31, 2008. The effect of this adjustment was to reduce expense as follows:

                                                         2008
                                          ----------------------------------
                                            Quarter        Quarter
                                             Ended          Ended
                                          September 30   December 31   Total
                                          -------------  -----------  -------
                                                     (in thousands)

General and administrative expense           $(128)         $(384)    $(512)
Sales and marketing                            (53)          (158)     (211)
Research and development                       (42)          (127)     (169)
                                             ------         ------    ------
   Total                                     $(223)         $(669)    $(892)
                                             ======         ======    ======

This change also reduced our additional paid-in capital by $669,000 in the quarter ended December 31, 2008. For the year ended December 31, 2008, this change in estimate increased operating income by $892,000 and net income by $580,000. This change in estimate also increased net income per basic and diluted shares by $0.02 for the year ended December 31, 2008.

NOTE 3.  INVENTORIES:

Inventories consist of:

                                           December 31,
                                        ------------------
                                         2008        2007
                                        ------      ------
                                          (in thousands)

          Finished goods                $3,409      $2,279
          Work in process                6,583       4,063
                                        -------     -------
                                        $9,992      $6,342
                                        =======     =======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of:

                                              Estimated      December 31,
                                             Useful Lives  -----------------
                                              (In Years)     2008      2007
                                             ------------  -------   -------
                                                             (in thousands)

Land                                             --       $   668    $   668
Buildings and improvements                    18 and 10     8,924      8,924
Equipment                                         5        14,613     12,396
Office furniture and equipment                 5 and 7        789        623
                                                          --------   --------
                                                           24,994     22,611
Less accumulated depreciation                             (19,359)   (17,624)
                                                          --------   --------
                                                          $ 5,635    $ 4,987
                                                          ========   ========

Depreciation expense for property, plant and equipment was $1,864,000, $1,563,000, and $1,426,000 for 2008, 2007 and 2006, respectively. Maintenance and repairs expense was $2,031,000, $1,714,000, and $1,399,000 for 2008, 2007
and 2006, respectively. Included in maintenance are software maintenance contracts.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                      December 31,       December 31,
                                         2008                2007
                                     -------------       ------------
                                               (in thousands)

   Goodwill                            $ 5,914             $ 6,254
   Accumulated amortization             (3,943)             (3,943)
                                       --------            --------
      Goodwill, net                    $ 1,971             $ 2,311
                                       ========            ========

   Patents and core technology         $10,603             $11,815
   Accumulated amortization             (4,133)             (3,852)
                                       --------            --------
      Intangible assets, net           $ 6,470             $ 7,963
                                       ========            ========

Amortization expense for intangible assets was $598,000, $593,000 and $572,000 in 2008, 2007 and 2006, respectively. Estimated amortization expense for intangible assets is $600,000 annually in 2009 through 2013 and $4 million thereafter.

NOTE 6.  LONG-TERM DEBT:

                                               2008        2007
                                            ----------  ----------
                                                 (in thousands)
Long-term debt:

National Semiconductor promissory note       $ 1,100      $ 1,284
Mortgage note                                  3,859        3,983
Silicon Valley Bank Term Loan                     --          667
                                             --------     --------
                                               4,959        5,934
Long-term debt current maturities               (382)      (1,040)
                                             --------     --------
Total                                        $ 4,577      $ 4,894
                                             ========     ========

In September 2005, we entered into a loan agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares, which provides for a $4 million revolving secured credit facility. The revolving secured credit facility was renewed on March 28, 2007 and has a term of two years. We have started to renegotiate the renewal of this revolving security credit facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At December 31, 2008, the interest rate was 6%. As of December 31, 2008, no balance was outstanding on the revolving facility. Security for the loan agreement includes all assets except for real estate. The related borrowing base is comprised of the Company's trade receivables. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of debt covenants as of December 31, 2008.

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

On March 28, 2007, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification granted more favorable restrictions relating to the Company's foreign account receivable borrowing base, removed prepayment penalties associated with our committed revolving line and extended our revolving credit line to March 27, 2009. The Company was in compliance with all revised financial covenants as of December 31, 2008.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2008, the present value of this promissory note is $1,100,000 and the interest expense accrued in 2008 was $65,000. The Company discounted the note at 5.75%. The face value of this note as of December 31, 2008 was $1,250,000.

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

Maturities of the Company's outstanding promissory notes are as follows as of December 31, 2008:

                        2009    2010    2011    2012    2013   Thereafter
                       ------  ------  ------  ------  ------  ----------
                                       (in thousands)

Long-term debt
  obligations          $  382  $  390  $  399  $  408  $  418    $3,112
                       ======  ======  ======  ======  ======    ======

NOTE 7.  COMMITMENTS:

LEASE COMMITMENTS. The Company has commitments under non-cancelable operating leases expiring through 2013 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2008 are as follows:

                      (in thousands)

            2009         $  606
            2010            607
            2011            474
            2012             55
            2013             14
                         ------
                         $1,756
                         ======

Total rent expense on all operating leases was $1.7 million, $1.6 million, and $720,000 for 2008, 2007 and 2006, respectively.

MANUFACTURING ALLIANCES. In 1999, the Company has entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products. The initial term of the manufacturing agreement was five years with automatic one year renewals. Fujitsu is required to notify us at least two years in advance of any change in its ability, or intention, to supply product wafers to us. The manufacturing agreement provides only for a call on the manufacturing capacity of the vendor. The product will be supplied to the Company at prices negotiated based on current market conditions.

In 2007, the Company and Texas Instruments entered into a commercial manufacturing agreement for F-RAM memory products. The Company will provide design, testing and other activities associated with product development efforts, and Texas Instruments will provide foundry services for a minimum period of two years with one year automatic renewal periods unless a party notifies the other party thirty (30) days prior to the expiration of any renewal period of their desire to terminate the agreement. The manufacturing agreement also contains obligations for us with respect to minimum orders and negotiated pricing.

NOTE 8.  STOCK-BASED COMPENSATION:

STOCK-BASED COMPENSATION PLANS

The Company has two active stock option plans: the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The expired 1995 Stock Option plan, as amended, is only relevant to grants outstanding under the plan. The Plans reserve a total of 5,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to 100% of the Fair Market Value on the effective date of the grant in both the 1999 and 2005 Plans.
The maximum term of each grant is ten years under the Plans. The 2005 Plan also permits the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock and other types of awards. Restricted stock grants generally vest one to three years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of December 31, 2008, the Company had not granted any incentive stock options. The number of shares available for future grant under these plans was 153,577 as of December 31, 2008.

Total stock-based compensation expense recognized in our consolidated statement of income for the years ended December 31, 2008 and 2007 is as follows:

Income Statement Classifications
--------------------------------
                                              Year Ended December 31,
                                            ----------------------------
                                              2008      2007      2006
                                            --------  --------  --------
                                                   (in thousands)

Cost of sales                                $ 161     $  159    $  99
Research and development                       235        399      191
Sales and marketing                             91        347      116
General and administrative                     534      1,410      589
                                             ------    -------   ------
Total                                        $1,021    $2,315    $ 995
                                             ======    =======   ======

As of December 31, 2008, there was approximately $2.8 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 2.7 years. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

During the year ended December 31, 2008, the Company reduced its compensation expense by $892,000 due to a change in estimate relating to performance-based restricted stock awards. See Note 2 for additional information.

STOCK OPTIONS

The exercise price of each stock option granted under the Company's Plans equals 100% of the market value of the Company's common stock on the date of grant. The options have a contractual life of ten years and generally vest ratably over three to four years from the date of grant.

For grants issued during 2008, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company's stock over the past 6.25 years. The average expected term was estimated by taking the weighted average of the vesting term and the contractual term of the option, as permitted by the SAB 107 and SAB 110. This simplified method was used as the Company believes that its historical data is not indicative of the expected terms due to significant changes in employee demographics. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the years ended December 31, 2008, 2007 and 2006 are as follows:

                                  2008             2007              2006
                               ----------       ----------        ----------
Risk free interest rate           3.03%            4.46%            4.81%
Expected dividend yield              0%               0%               0%
Expected lives                 6.25 years       6.25 years        6.25 years
Expected volatility                 67%              76%              86%

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.27, $2.75, and $2.33, respectively.

A summary of the changes in stock options outstanding during the year ended December 31, 2008 are presented below:

                                                  Weighted Average
                              Number of               Exercise
                            Option Shares         Price Per Share
                            -------------         ----------------
                            (in thousands)
Outstanding at
December 31, 2007               6,097

Granted                           458                  $2.00
Forfeited                         (60)                 $3.36
Expired                          (151)                 $7.46
Exercised                        (143)                 $2.35
                                ------
Outstanding at
December 31, 2008               6,201
                                ======

As of December 31, 2008, options representing 4,591,000 shares were exercisable, respectively, with weighted average exercise prices of $3.31.

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the years December 31, 2008, 2007 and 2006 was $239,000, $344,000 and $358,000, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

                                    Weighted Average
                                -------------------------
                   Number of                  Remaining     Aggregate
Exercise Price      Options      Exercise    Contractual    Intrinsic
    Range         Outstanding     Price         Life          Value
---------------   -----------   ----------   ------------   ---------
                (in thousands)                            (in thousands)

$1.42 - $ 2.22      1,077         $1.78         6.05
$2.29 - $ 2.29      1,365         $2.29         6.93
$2.32 - $ 3.71      1,373         $3.09         5.67
$3.72 - $ 4.07      1,758         $3.88         7.37
$4.15 - $17.81        628         $6.34         2.22
                    -----
Ending outstanding  6,201         $3.24         6.14          $142
                    =====

Ending vested and
  expected to vest  6,071         $3.25         6.08          $122

Ending exercisable  4,591         $3.31         5.27            --

                                             Weighted
                           Number of         Average
     Exercise Price         Options          Exercise
         Range            Exercisable         Price
     ---------------      -----------       ----------
                         (in thousands)

     $1.42 - $ 2.22           590              $1.95
     $2.29 - $ 2.29         1,204              $2.29
     $2.32 - $ 3.71         1,286              $3.08
     $3.72 - $ 4.07           922              $3.83
     $4.15 - $17.81           589              $6.47
                            -----
                            4,591              $3.31
                            =====

The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the options. The closing market value as of December 31, 2008 was $1.84 as reported by the Nasdaq Global Market.

Cash received from option exercises for the year ended December 31, 2008 was $336,000. The actual tax benefit realized for the tax deduction from option exercises was $239,000.

RESTRICTED STOCK

Restricted Stock Awards
-----------------------

In 2008, the Company granted 282,000 shares of restricted stock at an average market value of $1.51 per share. Awards representing 8,444 shares vested in one month and the remaining 273,556 shares vest over three years based on continued service. As of December 31, 2008, there was approximately $400,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.6 years.

A summary of non-vested restricted shares during the year ended December 31, 2008 is as follows:

                                                             Weighted Average
                                          Number of          Grant Date Fair
                                       Restricted Shares     Value Per Share
                                       -----------------     ----------------
                                        (in thousands)

Outstanding at December 31, 2007              655                  $2.81

Grants                                        282                  $1.51
Forfeited                                      --
Vested/Released                               (89)                 $2.97
                                             -----

Outstanding at December 31, 2008              848                  $2.36
                                             =====

Included in the outstanding restricted stock awards at December 31, 2008 are awards representing 575,000 shares relating to a performance condition of satisfying both a minimum sales goal and a minimum percentage of sales by December 31, 2009. The Company is no longer accruing stock-based compensation expense relating to these awards as we do not anticipate the achievement to the performance requirements.

Restricted Stock Units
----------------------

On December 15, 2008, the Company granted 118,000 restricted stock units that vest over a three year period in three equal annual installments. Restricted stock units represent rights to receive shares of common stock at a future date. There is no exercise price and no cash payment is required for receipt of restricted stock units on the shares issued in settlement of the award. The fair market value of the Company's common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period. The weighted-average remaining recognition period is 2.96 years for the restricted stock units granted during 2008.

A summary of the Company's restricted stock units as of December 31, 2009 is as follows:

                                                  Weighted
                                                  Average
                                    Number of     Remaining     Aggregate
                                    Restricted    Contractual   Intrinsic
                                    Units         Term          Value
                                    ----------    ----------    ---------
                                  (in thousands)              (in thousands)

Outstanding at December 31, 2007        --

Grants                                 118
Forfeited                               --
Vested/Released                         --
                                       ---

Outstanding at December 31, 2008       118           1.96         $216
                                       ===
Vested and expected to vest            118           1.96         $216
                                       ===

As of December 31, 2008, there was approximately $146,000 remaining in unrecognized compensation costs. The cost is expected to be recognized through 2011 with a weighted-average recognition period of 3 years.

WARRANTS

Warrants to purchase shares of the Company's common stock are as follows:

                                                       Number     Exercise
                                                         of         Price
                                                       Shares     Per Share
                                                       ------    -----------
                                                   (in thousands)

Outstanding and exercisable at December 31, 2006       2,331     $1.88-$6.88

Cancelled                                               (725)    $4.11-$6.88

Outstanding and exercisable at December 31, 2007       1,606     $1.88-$3.04

Exercised                                             (1,153)    $1.88-$3.04
Cancelled                                               (353)
Issued                                                    --
                                                       -----
Outstanding and exercisable at December 31, 2008         100     $1.42
                                                       =====

One warrant is exercisable to purchase 100,000 shares of common stock with an exercise price of $1.42 and expires in August 2009.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded no dividends, respectively.

NOTE 9.  RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH THE FUND. The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company. During 2008, 2007 and 2006, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses. Payments made for these obligations were $0, $0, and $105,000 during 2008, 2007 and 2006, respectively. The amounts of $150,000 and $90,000 related to this obligation are included in accrued liabilities as of December 31, 2008 and 2007, respectively.

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

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION AND OTHER NON-CASH ITEMS:

                                                      2008     2007     2006
                                                     ------   ------   ------
                                                          (in thousands)

Cash paid for interest                              $  368   $  570    $  585
Cash paid for income taxes                             230      125        --
Disposal of fully depreciated assets with
  no proceeds                                           --    2,415       131
Amounts included in capital expenditures but
  not yet paid                                         390      388       100

NOTE 11.  INCOME TAXES:

The sources of income (loss) before income taxes and after discontinued operations were as follows:

                                        2008        2007       2006
                                      --------    --------   --------
                                               (in thousands)

United States                         $ 5,642     $ 4,785     $ 3,286
Foreign                                   262      (2,372)     (2,769)
                                      --------    --------   --------
Income (loss) before income taxes     $ 5,904     $ 2,413     $   517
                                      ========    ========   ========

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

                                        2008        2007       2006
                                      --------    --------   --------
                                               (in thousands)

Current:

   Federal                            $    28     $   108    $    60
   State                                   24          --         --
   Foreign                                 46          --         --
                                      --------    --------   --------
                                           98         108         60
                                      --------    --------   --------

Deferred:

   Federal                              1,764     (6,922)         --
   State                                  382       (664)         --
                                      --------    --------   --------
                                        2,146      (7,586)        --
                                      --------    --------   --------

Income Tax expense (benefit)          $ 2,244     $(7,478)    $   60
                                      ========    ========   ========

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows:

                                               2008      2007      2006
                                             --------  --------  --------
                                                     (in thousands)

Computed expected tax expense (benefit)      $ 2,060   $   844   $   181
Increase (reduction) in income taxes
  resulting from:
   State income taxes, net of federal impact     118        84        18
   Non-deductible differences                     51        43        48
   Change in valuation allowance                  --    (8,628)     (247)
   Foreign operations                            (13)       71        --
   Refundable credits                           (102)       --        --
   Alternative minimum tax                       130       108        60
   Impact of change on deferred tax assets
      due to change in income tax rates        1,756        --     2,443
   Impact of change on valuation allowance
      due to change in income tax rates       (1,756)       --    (2,443)
                                             --------  --------  --------
Income tax expense (benefit)                 $ 2,244   $(7,478)  $    60
                                             ========  ========  ========

In assessing the potential to realize our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $5.4 million at December 31, 2008 will be realized. As of December 31, 2007, the Company determined, based upon all available evidence, it is more likely than not that deferred tax assets of approximately $7.6 million would be realized. As of December 31, 2006, the Company had recorded a valuation allowance equal to its net deferred tax assets.

The components of deferred income taxes are as follows:

                                             2008        2007        2006
                                           --------    --------    --------
                                              (in thousands)
Current:

   Deferred revenue                        $   239     $   365     $    --
   Accrued liabilities, not deducted
     until paid for tax purposes               734         250         327
   U.S. net operating loss carryovers          895       1,277          --
                                           --------    --------    --------
                                             1,868       1,892         327
   Less valuation allowance                 (1,602)     (1,606)       (327)
                                           --------    --------    --------
                                               266        286           --
                                           --------    --------    --------

Non-current:

   U.S. net operating loss carryovers       30,344      39,242      44,664
   Capital loss carryovers                      --          --       4,380
   Foreign net operating loss carryovers     1,617       3,724       2,999
   Deferred revenue                            447         714       1,470
   Fixed assets                              1,117       1,214         867
   FAS 123R-accrued NSO expense              1,140         901         381
   Research and experimentation tax credit      --       1,662       1,662
   Alternative minimum tax credit              323         200          60
   Other                                       113         722         720
                                           --------    --------    --------
                                            35,101      48,379      57,203
   Less valuation allowance                (29,927)    (41,079)    (57,203)
                                           --------    --------    --------
                                             5,174       7,300          --
                                           --------    --------    --------
Net deferred tax assets                    $ 5,440     $ 7,586          --
                                           ========    ========    ========

As of December 31, 2008, the Company had Federal net operating loss carryforwards of approximately $84 million to reduce future taxable income, which expire as follows:

                                    Regular Tax
    Expiration Date             Net Operating Losses
   -----------------            --------------------
                                   (in thousands)

         2009                        $20,364
         2010                            533
         2011                          4,283
         2012                          9,749
   2013 through 2026                  49,502
                                     -------
                                     $84,431
                                     =======

During 2008 the Company expects to utilize net operating loss carryovers of approximately $6.7 million. During 2008, 2007 and 2006, net operating loss carryovers of approximately $17 million, $5 million, and $12 million, respectively, expired. In addition, during 2006, capital losses of approximately $11.3 million expired. These items decreased the recorded valuation allowance in each respective year.

Tax expense other than payroll and income taxes were $290,000, $235,000 and $246,000 for 2008, 2007 and 2006, respectively.

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits.

In 2008, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. As a result of this review, the Company discovered that there were certain deferred tax assets that were not properly stated. The gross and net deferred tax assets did not change as a result of the review but a reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of January 1, 2008, the Company concluded it did not have any uncertain tax benefits. The change to the amount of uncertain tax benefits is related to approximately $1.3 million of its research and development credits and is reported as a reduction of the Company's deferred tax asset. A reconciliation of the beginning and ending amounts of unrecognized tax liability is as follows:

                                                    (in thousands)

Balance at January 1, 2008                              $   --
   Additions of based on tax positions related
      to current year                                       --
   Additions for tax positions of prior years            1,260
   Reductions for tax positions of prior years              --
   Settlements                                              --
                                                        ------
Balance at December 31, 2008                            $1,260
                                                        ======

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of California, Colorado and Texas and in several foreign countries. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject, as well as 2004 for California.

NOTE 12.  SEGMENT AND GEOGRAPHIC AREA INFORMATION:

Our operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

Revenue amounts and related accounts receivable outstanding at December 31, 2008, and percentages of total sales and total receivables for major customers representing more than 10% of total revenue during the past three years are as follows:

                              2008         2007          2006
                          -----------   -----------   -----------
                                      (in thousands)
Customer A:
   Sales                  $9,600  15%   $3,300   6%   $4,100  10%
   Accounts receivable    $3,900  34%   $  490   5%   $  805  11%

The following geographic area data include revenue based on product shipment destination, license and development payor location and customer-sponsored research and development payor location. The data presented for long-lived assets was based on physical location.

Geographic Area Net Revenue:

                                     2008         2007        2006
                                   --------     --------    --------
                                             (in thousands)

United States                      $ 8,986      $ 7,110      $ 6,243
Japan                               11,074       10,892        9,903
United Kingdom                       2,112        2,362        2,124
Indonesia                               25        2,449        4,149
Taiwan                               2,383        2,062        1,167
Germany                              4,976        2,656        2,242
China/Hong Kong                     22,236       15,604        8,916
Italy                                  593          262        1,045
Czech Republic                          63           74          704
Finland                              2,013        2,169          764
Singapore                              769          775          734
Slovenia                               534          658          501
Mexico                                 741        1,058          170
Korea                                3,253        1,779          899
Thailand                             1,317          741           --
Switzerland                          1,914          200           --
Rest of world                          565          243          920
                                   -------      -------      -------
Total                              $63,554      $51,094      $40,481
                                   =======      =======      =======

Geographic Area Long-lived Assets (Net):

                                        December 31,
                                    -------------------
                                      2008        2007
                                    -------     -------
                                      (in thousands)

United States                       $ 7,944     $ 7,741
Thailand                                851         435
Canada                                5,213       7,008
Japan                                   280         307
                                    -------     -------
                                    $14,288     $15,491
                                    =======     =======

NOTE 13.  DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the "401(k) Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors' discretion, an annual contribution on behalf of each participant. During 2008, 2007 and 2006, approximately $102,000, $81,000 and $93,000 were charged to the various income statement classifications based upon the employee's department classification for Company contributions under the 401(k) Plan, which were paid quarterly for 2008 and 2007 and were paid in the first quarter of 2007 for the year ended 2006, respectively.

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

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products. This charge represents an amount within a range of a potential warranty claim that can be reasonably

                                   Page F-28
estimated with currently available information. We continue to work with the customer to determine the amount of the customer's losses for which we might be liable. Future estimates and the final amount of the charge could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation requirements. Therefore, the estimated cost of the charge could be materially different than the estimated cost the Company has recorded in the December 31, 2008 financial statements.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceeding against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 15.  QUARTERLY DATA (UNAUDITED):

The following unaudited information shows selected items by quarter for the years 2008 and 2007.

                                                       2008                                      2007
                                     ----------------------------------------    ----------------------------------------
                                         Q1        Q2        Q3        Q4            Q1        Q2        Q3        Q4
                                     ----------------------------------------    ----------------------------------------
                                                        (in thousands except per share data)
Revenue                              $14,304    $15,535    $17,394   $16,320     $11,088    $12,332    $13,400   $14,275
Gross margin, product sales,
  including warranty provision         7,370      8,017      9,314     7,817       5,456      6,314      6,964     7,249
Operating income (loss)                1,071      1,364      2,254     1,940         (22)       328      1,278     1,176
Net income (loss) applicable
  to common shares from
  continuing operations                  565        779      1,402       915(2)     (202)       248      1,136     8,709(1)

Income (loss) per share
from continuing operations

Basic                                $  0.02    $  0.01    $  0.05   $  0.03     $ (0.01)   $  0.01    $  0.05   $  0.34
                                     ========================================    ========================================
Diluted                              $  0.02    $  0.01    $  0.05   $  0.03     $ (0.01)   $  0.01    $  0.04   $  0.32
                                     ========================================    ========================================

----------
(1) See Note 11 above. The Company recorded a $7.6 million tax benefit during the quarter ended December 31, 2007 relating to the release of a valuation allowance for deferred tax assets.

(2) See Notes 2 and 14 above. The Company recorded a $669,000 reduction in compensation expense relating to stock-based compensation changes in estimates and an $815,000 increase in cost of goods sold due to a provision for a loss contingency related to product liability issues in the quarter ended December 31, 2008.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                                   Page-47

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Item 9A(T) Controls and Procedures

Not applicable

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2009 Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption "Audit Committee Members" in our 2009 proxy statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption "Executive Officers of the Registrant" in our 2009 Proxy Statement for the 2009 Annual Meeting of Stockholders. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" in our 2009 Proxy Statement.

Code of Conduct
---------------

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions "Executive Compensation" and "Director Compensation" in our 2009 Proxy Statement.

                                   Page-48

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" in our 2009 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" and "Director Independence" in our 2009 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" in our 2009 Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:
                                                                        Page
                                                                        -----
Report of Independent Registered Public Accounting Firms . . . . . . .  44-46
Consolidated Balance Sheets as of December 31, 2008 and 2007 . . . . .   F-1
Consolidated Statements of Operations and Comprehensive Income
   for the years ended December 31, 2008, 2007 and 2006  . . . . . . .   F-2
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2008, 2007 and 2006  . . . . . . . . . . .   F-3
Consolidated Statements of Cash Flows for the years ended
    December 31, 2008, 2007 and 2006 . . . . . . . . . . . . . . . . .   F-4
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-5

(2)  Financial Statement Schedules:
                                                                        Page
                                                                        -----
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

                                   Page-49

               Schedule II:  Valuation and Qualifying Accounts
               ===============================================

                         RAMTRON INTERNATIONAL CORPORATION
                                  SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

 Column A           Column B        Column C            Column D    Column E
----------         ----------      ----------          ----------  ----------
                                    Additions
                               ----------------------
                   Balance at  Charged to  Charged to              Balance at
                   Beginning   Costs and     Other                    End
Description        of Period    Expenses    Accounts   Deductions  of Period
------------       ----------  ----------  ----------  ----------  ----------
Year Ended
December 31, 2006:

Accounts receivable
 reserves             $273        $  890       $--        $  812     $351
                     =====================================================
Year Ended
December 31, 2007:

Accounts receivable
 reserves             $351        $1,564       $--        $1,531     $384
                     =====================================================
Year Ended
December 31, 2008:

Accounts receivable
 reserves             $384        $1,885       $--        $1,458     $811
                     =====================================================
                                   Page-50

                               INDEX TO EXHIBITS
-----------------------------------------------------------------------------

         Exhibit
         Number
         -------

          3.1    Certificate of Incorporation of Registrant, as amended.(4)
          3.2    Bylaws of Registrant, as amended.(17)

          4.2 Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(3)
          4.5 Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(6)
          4.19 Warrant to Purchase Common Stock between the Registrant and Bramwell Capital Corp., dated March 28, 2002 and as amended on August 18, 2003.(9)
          4.22 Warrant to Purchase Common Stock between the Registrant and Alexandra Global Mast Fund, Ltd. dated March 28, 2002 and as amended on August 18, 2003.(15)
          4.23 Warrant to Purchase Common Stock between the Registrant and C.E. Unterberg, Towbin Brett Moskowitz Investments, dated November 20, 2006.(15)
          4.24 Warrant to Purchase Common Stock between the Registrant and Warrant Strategies Fund, LLC, dated November 20, 2006.(15)

         10.3 1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
         10.6 Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
         10.7* Second Amendment to F-RAM Technology License Agreement between Fujitsu Limited and the Registrant dated
                 September 20, 1999.(4)
         10.8 Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(4)
         10.9    Registrant's 1999 Stock Option Plan.(4)
         10.17 Amendment No. 3 to Registrant's 1995 Stock Option Plan, as amended, dated July 25, 2000.(5)
         10.18 Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(5)
         10.19* Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(5)
         10.21* Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(7)
         10.22* F-RAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(8)
         10.31* Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (10)

                                   Page-51

         10.32 Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(10)
         10.36 Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(12)
         10.37 Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(12)
         10.39 Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(13)
         10.41 Registration Rights Agreement between Ramtron International Corporation and certain purchasers dated November 20, 2006. (14)
         10.48 Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(11)
         10.49   Intellectual Property Security Agreement between
                 Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(11)
         10.50 Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.(15)
         10.51 Fourth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank.(16)
         10.53* Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.(18)
         10.54   Amendment No. 2 to Registrant's 1999 Stock Option Plan.
         10.55   Amended and Restated 2005 Incentive Award Plan.
         10.56 Form of Amended and Restated Change in Control Agreement Between Registrant and its executive officers dated
                 December 23, 2008.

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

                                   Page-52

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

                                   Page-53

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

                                   Page-54

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2009.

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

Signature                       Title                              Date
--------------------------      ----------------------------    -----------

/s/ William G. Howard, Jr.
--------------------------      Chairman of the Board             2-2-2009
William G. Howard, Jr.

/s/ William L. George
---------------------------     Director                          2-2-2009
William L. George

/s/ Jack L. Saltich
---------------------------     Director                          2-2-2009
Jack L. Saltich

/s/ Theodore J. Coburn
---------------------------     Director                          2-2-2009
Theodore J. Coburn

                                   Page-55

/s/ Eric Kuo
---------------------------     Director                          2-2-2009
Eric Kuo

/s/ William W. Staunton, III
----------------------------    Director and Chief Executive      2-2-2009
William W. Staunton, III        Officer

/s/ Eric A. Balzer
-------------------------       Director and Chief Financial      2-2-2009
Eric A. Balzer                  Officer (Principal Accounting
                                Officer)

                                    Page-56