Form 10-Q
period 2009-03-31
RAMTRON INTERNATIONAL CORP
filed 2009-05-08
CIK 849502

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

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

                                    Page-1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes / / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer /   /
Accelerated filer /X/
Non-accelerated filer /   /
Smaller reporting company /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

    Common Stock, $0.01 par value - 27,737,927 shares as of May 4, 2009.

                                    Page-2

                             TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          (a)  Consolidated Balance Sheets as of March 31, 2009 and
               December 31, 2008  . . . . . . . . . . . . . . . . . . .   4
          (b)  Consolidated Statements of Operations and
               Comprehensive Income (Loss) for the Three Months
               ended March 31, 2009 and 2008  . . . . . . . . . . . . .   6
          (c)  Consolidated Statement of Stockholders' Equity for
               the Three Months ended March 31, 2009  . . . . . . . . .   7
          (d)  Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 2009 and 2008 . . . . . . .   8
          (e)  Notes to Financial Statements  . . . . . . . . . . . . .   9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . .  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  .  34

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . .  35

PART II - OTHER INFORMATION
---------------------------

Item 1A.  Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . .  35

Item 6.   Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . .  46

                                    Page-3

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.   FINANCIAL STATEMENTS

                      RAMTRON INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
          (Amounts in thousands, except par value and share amounts)

                                                        Mar. 31,    Dec. 31,
                                                          2009        2008
                                                        --------    --------
                                                      (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                            $  4,798    $  9,900
   Accounts receivable, less allowances
     of $789 and $811, respectively                       10,042      11,274
   Inventories                                             9,948       9,992
   Deferred income taxes, net                                150         266
   Other current assets                                    1,199       1,110
                                                        ---------   ---------
      Total current assets                                26,137      32,542

Property, plant and equipment, net                         6,958       5,635
Goodwill, net                                                 --       1,971
Intangible assets, net                                     2,944       6,470
Deferred income taxes, net                                 5,824       5,174
Other assets                                                 207         212
                                                        ---------   ---------
      Total assets                                      $ 42,070    $ 52,004
                                                        =========   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,548    $  4,930
   Accrued liabilities                                     2,005       3,131
   Deferred revenue                                          645         645
   Current portion of long-term promissory notes             384         382
                                                        ---------   ---------
      Total current liabilities                            5,582       9,088

Deferred revenue                                           1,048       1,209
Long-term promissory notes                                 4,559       4,577
                                                        ---------   ---------
      Total liabilities                                   11,189      14,874
                                                        ---------   ---------

      Commitments and contingencies (Notes 7 and 8)

                                   Page-4

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
   shares authorized: 0 shares issued and outstanding         --          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized: 27,737,927 and 27,687,927 shares
     issued and outstanding, respectively                    277         275
   Additional paid-in capital                            250,215     249,875
   Accumulated other comprehensive loss                     (230)        (50)
   Accumulated deficit                                  (219,381)   (212,970)
                                                        ---------   ---------
      Total stockholders' equity                          30,881      37,130
                                                        ---------   ---------
      Total liabilities and stockholders' equity        $ 42,070    $ 52,004
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                                   Page-5

                      RAMTRON INTERNATIONAL CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED March 31, 2009 AND 2008
                                (Unaudited)
              (Amounts in thousands, except per share amounts)

                                                           2009       2008
                                                         ---------  ---------
Revenue:
   Product sales                                         $ 10,204   $ 13,866
   License and development fees                               179        179
   Royalties                                                  107        209
   Customer sponsored research and development                 --         50
                                                         ---------  ---------
                                                           10,490     14,304
                                                         ---------  ---------
Costs and expenses:
   Cost of product sales                                    5,535      6,496
   Customer sponsored research and development                 --         28
   Research and development                                 2,682      2,894
   Sales and marketing                                      1,803      1,938
   General and administrative                               1,513      1,877
   Restructuring expenses (see Note 3)                        459         --
   Impairment charge (see Note 5)                           5,372         --
                                                         ---------  ---------
                                                           17,364     13,233
                                                         ---------  ---------
Operating income (loss)                                    (6,874)     1,071
Interest expense, other                                       (86)       (98)
Other income (expense), net                                    43        (46)
                                                         ---------  ---------
Net income (loss) before income tax provision              (6,917)       927
Income tax (provision) benefit                                506       (362)
                                                         ---------  ---------
Net income (loss)                                          (6,411)       565
                                                         =========  =========
Other comprehensive expense:
  Foreign currency translation adjustments                   (180)      (286)
                                                         ---------  ---------
    Comprehensive income (loss)                          $ (6,591)  $    279
                                                         =========  =========
Operating income (loss) earnings per share:
  Basic and diluted                                      $  (0.24)  $   0.02
                                                         =========  =========
Weighted average shares outstanding:
   Basic                                                   26,840     25,695
                                                         =========  =========
   Diluted                                                 26,840     27,669
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-6

                                           RAMTRON INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          For the quarter ended March 31, 2009
                                        (in thousands, except par value amounts)
                                                     (Unaudited)
                                                    --------------
                                            Common Stock                         Accumulated
                                         ($.01) Par Value            Additional     Other                      Total
                                         ----------------  Treasury   Paid-in   Comprehensive  Accumulated   Stockholders'
                                          Shares  Amount    Stock     Capital       Income       Deficit        Equity
                                          ------  ------   --------  ---------- -------------  ------------  -------------
Balances, December 31, 2008               27,688   $275       --       $249,875      $  (50)     $(212,970)      $37,130
Stock-based Compensation expense              --     --       --            342          --             --           342
Issuance of restricted stock                  50      2       --             (2)         --             --            --
Cumulative foreign currency
  translation adjustments                     --     --       --             --        (180)            --          (180)
Net loss                                      --     --       --             --          --         (6,411)       (6,411)
                                         --------------------------------------------------------------------------------
Balances, March 31, 2009                  27,738   $277       --       $250,215      $ (230)     $(219,381)      $30,881
                                         ================================================================================

See accompanying notes to consolidated financial statements.

                                    Page-7

                        RAMTRON INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (Unaudited)
                             (Amounts in thousands)
                                                            2009       2008
                                                         ---------  ---------
Cash flows from operating activities:
   Net income (loss)                                     $ (6,411)  $    565
   Adjustments used to reconcile net loss
    to net cash used in operating activities:
     Depreciation                                             460        421
     Amortization                                             111        154
     Stock-based compensation                                 342        557
     Deferred income taxes                                   (534)       331
     Impairment charge                                      5,372         --
     Imputed interest on note payable                          16         18
     Provision for inventory write-off and scrap               16        240
     Loss on abandonment of patents                            --         41

   Changes in assets and liabilities:
     Accounts receivable                                    1,232       (231)
     Inventories                                               28     (1,073)
     Accounts payable and accrued liabilities              (3,508)      (914)
     Deferred revenue                                        (161)      (260)
     Other                                                    (83)         4
                                                         ---------  ---------
       Net cash used in operating activities               (3,120)      (147)
                                                         ---------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment               (1,922)      (677)
   Payments for intellectual property                         (15)        (5)
                                                         ---------  ---------
       Net cash used in investing activities               (1,937)      (682)
                                                         ---------  ---------
Cash flows from financing activities:
   Purchase of treasury stock                                  --        (54)
   Principal payments on promissory notes                     (32)      (280)
   Issuance of common stock                                    --        933
                                                         ---------  ---------
       Net cash provided by (used in) financing
         activities                                           (32)       599
                                                         ---------  ---------
Effect of foreign currency                                    (13)       (10)
Net decrease in cash and cash equivalents                  (5,102)      (240)
Cash and cash equivalents, beginning of period              9,900      6,828
                                                         ---------  ---------
Cash and cash equivalents, end of period                 $  4,798   $  6,588
                                                         =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                $     67   $     79
                                                         =========  =========
   Cash paid for income taxes                            $     50   $     57
                                                         =========  =========
Amounts included in capital expenditures but
   not yet paid                                          $     20   $    420
                                                         =========  =========

See accompanying notes to consolidated financial statements.

                                    Page-8

                        RAMTRON INTERNATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2009
=============================================================================
NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NEW ACCOUNTING STANDARDS. In June 2008, the FASB issued EITF Issue 07-5 ("EITF 07-5"), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not impact the Company's consolidated financial statements.

                                   Page-9

In December 2007, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of the provisions of SFAS No. 141(R) did not materially impact the Company's consolidated financial statements.

In December 2007, the FASB also released Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, including an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years after December 15, 2008. The adoption of the provisions of SFAS No. 160 did not materially impact the Company's consolidated financial statements.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the audited consolidated financial statements at December 31, 2008 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us"). The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our goodwill and intangible asset impairment tests, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of expected operating results for the full year.

                                   Page-10

NOTE 3.  RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, the Company developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the current economic climate. The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in the Company's workforce. We will also incur charges in the quarter ending June 30, 2009 primarily relating to contract termination costs and other related costs associated with the closing of our Montreal design center.

The following table sets forth the accounting and balances of our restructuring expenses and expected charges for the duration of the plan:

                                                  Contract
                                  Termination    Termination    Other
                                    Benefits        Costs       Costs    Total
                                  --------------------------------------------
                                               (in thousands)

Balance at December 31, 2008            --             --         --      --
Reserve recorded                      $459             --         --    $459
Cash payments                         (187)            --         --    (187)
                                      -----          -----      -----   -----
Balance at March 31, 2009             $272             --         --    $272
                                      =====          =====      =====   =====

Expected charges for
   three months ending
   June 30, 2009                       10             310         10      330

Expected charges for
   six months ending
   December 31, 2009                   --              40         20       60

NOTE 4.  INVENTORIES:

Inventories consist of:

                                       March 31,         December 31,
                                         2009                2008
                                     -------------       ------------
                                      (unaudited)
                                               (in thousands)

          Finished goods                $ 3,066            $3,409
          Work in process                 6,882             6,583
                                        -------           -------
                                        $ 9,948            $9,992
                                        =======            ======

                                   Page-11

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

                                       March 31,         December 31,
                                         2009                2008
                                     -------------       ------------
                                      (unaudited)
                                               (in thousands)

   Goodwill                            $    --             $ 5,914
   Accumulated amortization                 --              (3,943)
                                       --------            --------
      Goodwill, net                    $    --             $ 1,971
                                       ========            ========

   Patents and core technology         $ 6,145             $10,603
   Accumulated amortization             (3,201)             (4,133)
                                       --------            --------
      Intangible assets, net           $ 2,944             $ 6,470
                                       ========            ========

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS
No. 144"), long-lived assets, including property and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable. Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends. Based upon economic conditions, which the Company expects to continue and the Company's decision to close its Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center. The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005. As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value. The Company determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management's assumptions in regards to future cash flows. This was a Level III input as defined by SFAS No. 157- Fair Value Measurements. Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

                                   Page-12

                                     (in thousands)

Intangible assets                        $3,317
Property, plant and equipment               130
                                         ------
Total                                    $3,447
                                         ======

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we do not amortize goodwill, but test for impairment on an annual basis. Our tests are typically completed during the fourth quarter of each year. Due to the change of circumstances, as mentioned above and a sustained and significant decline in the Company's stock price, we tested goodwill for impairment on March 1, 2009. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We have only one reportable operating segment and the goodwill impairment testing was performed at the reporting unit level, which was defined as the consolidated company. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the estimated fair value of the Company's assets and liabilities as of the date of the impairment testing to the carrying amount of the net assets, after taking into account the impairment of the long-lived assets noted above.

Based on the results of the first step of the goodwill analysis, it was determined that the Company's net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the estimated fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company recognized goodwill impairment charges of approximately $1.925 million. This amount is not equal to the carrying value of goodwill at December 31, 2008 due to certain foreign currency translation adjustments with respect to goodwill recorded at our wholly owned subsidiary in Canada.

Fair value was determined using Nasdaq quoted market values for Step 1 of the test. This was a Level I input as defined by SFAS No. 157.

                                   Page-13

We assigned fair value to our long-lived assets and liabilities using Level II and Level III inputs. Level II inputs, which include inputs that are derived principally from or corroborated by observable market data or other means, were used to value our land and building. Level III inputs were used to estimate the fair value for our patents and our contingent liability concerning product warranty for in-field failures. All other assets and liabilities were valued at zero or at their current book value.

Amortization expense for intangible assets for the three months ended
March 31, 2009 and 2008, were $111,000 and $154,000, respectively. Estimated amortization expense for intangible assets is $275,000 annually in 2009 through 2013 and $1.6 million thereafter.

Expenditures incurred to renew or extend the life of intangible assets are expensed.

NOTE 6.  SIGNIFICANT CUSTOMERS

For the quarter ended March 31, 2009, sales, accounts receivable and customer specific inventory for our largest and only customer with sales greater than 10% of our total product sales are detailed as follows:

                          Percentage
                               of
                         Company Total
                         -------------

Sales                        11.5%
Accounts receivable            34%
Inventory                      14%

NOTE 7.  CONTINGENCIES

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

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products. This charge represents an amount within a range of a potential warranty claim that can be reasonably estimated with currently available information. We continue to work with the customer to determine the amount of the customer's losses for which we might be liable, if any. Future estimates and the final amount of the charge could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for

                                   Page-14
any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation requirements. Negotiations are ongoing between the Company, its insurance carrier and the customer regarding the previously announced request for payment for losses resulting from in-field failures of one of our semiconductor memory products. These parties have recently concluded a nonbinding two-day mediation without reaching an agreement. Ramtron does not have a basis for any change in the previously recorded loss contingency estimate at this time.

During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability accordingly. The $790,000 liability is included in accrued liabilities and represents an amount within a range of a potential claim that can be reasonably estimated with current available information. Therefore, the estimated cost of the charge could be materially different than the estimated cost the Company has recorded in the March 31, 2009 financial statements.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.  LONG-TERM DEBT:

                                            March 31,         December 31,
                                              2009                2008
                                          -------------       ------------
                                           (unaudited)
                                                  (in thousands)
Long-term debt:

National Semiconductor promissory note       $ 1,116            $ 1,100
Mortgage note                                  3,827              3,859
                                             --------          --------
                                               4,943              4,959
Long-term debt current maturities               (384)              (382)
                                             --------           --------
Total                                        $ 4,559            $ 4,577
                                             ========           ========

In September 2005, we entered into a loan agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares, which provides for a $4 million revolving secured credit facility. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At March 31, 2009, the interest rate was 6%. As of March 31, 2009, no balance was outstanding on the revolving facility. Security for the loan agreement includes all assets except for real estate. The related borrowing base is comprised of the Company's trade receivables. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to

                                   Page-15
comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of our debt covenants as of March 31, 2009.

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

On March 13, 2009, the Company entered into a Fifth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The loan modification extended our term from March 27, 2009 until June 27, 2009. We are in the process of renewing this revolving secured credit facility. There can be no assurance that we will be successful in renewing at terms acceptable to the Company or at all.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of March 31, 2009, the present value of this promissory note is $1,116,000. The Company discounted the note at 5.75%. The face value of this note as of March 31, 2009 was $1,250,000.

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

Maturities of the Company's outstanding promissory notes are as follows as of March 31, 2009:

                        2009    2010    2011    2012    2013   Thereafter
                       ------  ------  ------  ------  ------  ----------
                                       (in thousands)

Long-term debt
  obligations          $  349  $  390  $  399  $  408  $  418    $3,112
                       ======  ======  ======  ======  ======    ======

                                   Page-16

NOTE 9.  STOCK-BASED COMPENSATION:

STOCK-BASED COMPENSATION PLANS

The Company has two active stock option plans: the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collective, the "Plans." The expired 1995 Stock Option plan, as amended, is only relevant to grants outstanding under the plan. The Plans reserve a total of 5,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options. The exercise price of all non-qualified stock options must be equal to 100% of the Fair Market Value on the effective date of the grant in both the 1999 and 2005 Plans.
The maximum term of each grant is ten years under the Plans. The 2005 Plan also permits the issuance of incentive stock options. In addition, the 2005 Plan permits the issuance of restricted stock and other types of awards. Restricted stock grants generally vest one to three years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of March 31, 2009, the Company had not granted any incentive stock options.
The number of shares available for future grant under these plans was 142,450 as of March 31, 2009.

Total stock-based compensation recognized in our consolidated statement of income for the three months ended March 31, 2009 and 2008 is as follows:

Income Statement Classifications             2009       2008
--------------------------------            ------     ------
                                          (amounts in thousands)

Cost of Sales                                $  5       $ 50
Research and development                       80        115
Sales and marketing                            52         75
General and administrative                    205        317
                                             ----       ----
Total                                        $342       $557
                                             ====       ====

As of March 31, 2009, there was approximately $2.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

                                   Page-17

The assumptions used to value option grants for the three months ended March 31, 2009 and 2008 are as follows:

                                              2009          2008
                                           ----------    ----------
          Risk free interest rate               --          3.0%
          Expected dividend yield               --            0%
          Expected term (in years)              --          6.25
          Expected volatility                   --           67%

No grants were given during the three months ended March 31, 2009. The weighted average fair value per share of shares granted during the three months ended March 31, 2008 was $4.56, respectively.

Stock Options
-------------

The following table summarizes stock option activity related to the Company's Plans for the three months ended March 31, 2009:

                                                                       Weighted
                                                                        Average
                                                                       Remaining      Aggregate
                                      Number of        Weighted       Contractual     Intrinsic
                                    Stock Options       Average           Life          Value
                                    (in thousands)   Exercise Price    (in years)  (in thousands)
                                    --------------   --------------   -----------  --------------
Outstanding at December 31, 2008         6,201           $3.24

Granted                                     --
Exercised                                   --
Expired/Forfeited                          (43)          $3.27
                                         ------          ------
Outstanding at March 31, 2009            6,158           $3.24            5.66             --

Exercisable at March 31, 2009            4,664           $3.29            4.79             --

The intrinsic value was calculated as the difference between the market value as of March 31, 2009 and the exercise price of the shares. The closing market value as of March 31, 2009 was $0.99 as reported by the Nasdaq
Global Market.

                                   Page-18

Restricted Stock
----------------

As of March 31, 2009, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions, 50,000 shares of restricted stock outstanding that vest over a one year period based upon a service condition, and 273,250 shares outstanding that vest over a three year period based upon a service condition. The Company is no longer accruing stock-based compensation expense related to the 575,000 shares with a performance condition, as we do not anticipate the achievement of the performance conditions. As of March 31, 2009, there was approximately $425,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 2.5 years, excluding the performance-based awards. These awards are valued based upon the market value of the common stock on the date of grant.

A summary of non-vested restricted shares during the three months ended March 31, 2009 is as follows:

                                                    Weighted Average
                              Number of              Grant Date Fair
                          Restricted Shares          Value Per Share
                          -----------------         ----------------
                           (in thousands)
Outstanding at
December 31, 2008                848                      $2.36

Granted                           50                      $1.85
Forfeited                         --
Vested/Released                   --
                                -----
Outstanding at
March 31, 2009                   898                      $2.33
                                =====

Restricted Stock Units
----------------------

On December 15, 2008, the Company granted 118,000 restricted stock units that vest over a three year period in three equal annual installments. Restricted stock units represent rights to receive shares of common stock at a future date. There is no exercise price and no cash payment is required for receipt of restricted stock units on the shares issued in settlement of the award. The fair market value of the Company's common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period. The weighted-average remaining recognition period is 2.70 years for the restricted stock units.

                                   Page-19

A summary of the Company's restricted stock units as of March 31, 2009 is as follows:

                                                  Weighted
                                                  Average
                                    Number of     Remaining     Aggregate
                                    Restricted    Contractual   Intrinsic
                                      Units         Term          Value
                                    ----------    ----------    ---------
                                  (in thousands)              (in thousands)

Outstanding at December 31, 2008       118

Grants                                  --
Forfeited                               (9)
Vested/Released                         --
                                       ---

Outstanding at March 31, 2009          109            1.71        $109
                                       ===

As of March 31, 2009, there was approximately $125,000 remaining in unrecognized compensation costs. The cost is expected to be recognized through 2011 with a weighted-average recognition period of 2.7 years.

NOTE 10.   INCOME TAXES

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

For the three months ended March 31, 2009, the Company recorded a $506,000 income tax benefit. The benefit recorded was a non-cash transaction.

                                   Page-20

For the three months ended March 31, 2009, the Company's effective rate was approximately 8%. This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangibles where the Company did not have a tax basis.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period's earnings.

NOTE 11.   EARNINGS PER SHARE

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

The following table sets forth the calculation of net income per common share for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                      2009      2008
                                                    --------  --------

Net income (loss)                                   $(6,411)  $   565
                                                    ========  ========
Common shares outstanding:
   Historical common shares outstanding at
     beginning of period                             27,688    26,125
   Less: Restricted stock at beginning of period       (848)     (655)
   Weighted average common shares issued
     during period                                       --       225
                                                    --------  --------
Weighted average common shares at
  end of period - basic                              26,840    25,695

   Effect of other dilutive securities:
    Options/Restricted stock                             --     1,379
    Warrants                                             --       595
                                                    --------  --------
Weighted average common shares at
  end of period - diluted                            26,840    27,669
                                                    ========  ========

Net income (loss) per share:
  - basic and diluted                               $ (0.24)  $  0.02
                                                    ========  ========

                                   Page-21

As of March 31, 2009 and 2008, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

                                     Three Months      Three Months
                                         Ended             Ended
                                    March 31, 2009    March 31, 2008
                                    --------------    --------------
                                            (in thousands)

Warrants                                   100                --
Options                                  6,158             2,060
Restricted stock/units                   1,006               575

NOTE 12.   SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part II - Other Information, Item 1A "Risk Factors," elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

SIGNIFICANT ESTIMATES. The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets (including goodwill), income taxes, accrued expenses and other contingencies. We base our estimates and judgments on our historical

                                   Page-22
experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition and operating results.

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products. This charge represents an amount within a range of a potential warranty claim that can be reasonably estimated with currently available information. We continue to work with the customer to determine the amount of the customer's losses for which we might be liable. Future estimates and the final amount of the charge could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation requirements. During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability accordingly. The estimated cost of the charge could be materially different than the estimated cost of the Company has recorded in the March 31, 2009 financial statements.

Negotiations are ongoing between the Company, its insurance carrier and the customer regarding the previously announced request for payment for losses resulting from in-field failures of one of our semiconductor memory products. These parties have recently concluded a nonbinding two-day mediation without reaching an agreement. Ramtron does not have a basis for any change in the previously recorded loss contingency estimate at this time.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of October 31, 2008, and determined that no impairment existed at that date. We tested goodwill for impairment again on March 1, 2009 and wrote the carrying value to zero. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data.

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

                                   Page-25

We also integrate analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection onto a single device with our F-RAM. This has enabled a new class of products that addresses the growing market need for more efficient and cost effective semiconductor products.

Business Highlights:
-------------------

On February 9, 2009, the Company entered into a foundry services agreement with International Business Machines Corporation ("IBM"). Pursuant to the agreement, our F-RAM semiconductor process technology will be installed in IBM's Burlington, Vermont, advanced wafer manufacturing facility to produce our products on IBM's standard 180-nanometer CMOS wafer process. We expect the new foundry supply from IBM to enable the Company to produce its existing products more cost-effectively and expedite the introduction of new F-RAM semiconductor products. The first commercial production of our F-RAM products from the IBM foundry is anticipated in 2010. The term of the Custom Sales Agreement extends through December 31, 2016, subject to earlier termination under certain conditions.

IBM will provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products. We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide its F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. We expect to fund the capital equipment and development costs for the IBM foundry operations from our capital resources and current loan facility, which is in renewal negotiations, with Silicon Valley Bank.

No license to any patent, trademark, copyrights, mask work, trade secret, utility model, know-how or other intellectual property rights were granted by either us or IBM under the Agreements.

On March 11, 2009, the Company implemented certain cost reduction measures to restructure operations to align its operations with anticipated revenue and reduce costs in light of current economic conditions, which are anticipated to continue throughout 2009. As a result of the restructuring and cost reduction measures, the Company expects to reduce its previously projected 2009 costs and operating expenses, excluding impairment related charges, by approximately $5.1 million. As part of the restructuring, the workforce of the Company's United States headquarters and its wholly owned subsidiary, Ramtron Canada Inc., was reduced effective March 12, 2009 by 17 employees, or 14%. The functional areas affected by the reduction included operations, engineering, and administrative support functions. After the reductions, the Company employs 106 people throughout its worldwide operation.

                                    Page-26

As a result of the restructuring, the Company expects to incur total charges of approximately $6.2 million, primarily for severance costs and asset impairment charges, as well as other exit-related costs, most of which will be incurred in the first half of 2009. Non-cash charges related to asset impairments, primarily to goodwill and purchased intellectual property, were $5.4 million and were recorded in the quarter ended March 31, 2009. Severance costs are expected to be approximately $500,000, substantially all of which will consist of cash expenditures. Other exit-related costs, which are expected to be $350,000, will consist substantially of cash expenditures, related to closure activities and contract termination costs.

Also, as a part of the restructuring, the Company reduced salaries for all employees from 5% to 12%, with reductions scaling up for higher paid personnel. The salary reductions were effective as of March 15, 2009. As a result of the salary reductions, the Company's CEO, Mr. Staunton; Mr. Balzer, CFO and Mr. Djokovich, COO annual base salaries were each reduced 12%.

Negotiations are ongoing between the Company, its insurance carrier and the customer regarding the previously announced request for payment for losses resulting from in-field failures of one of our semiconductor memory products. These parties have recently concluded a nonbinding two-day mediation without reaching an agreement. Ramtron does not have a basis for any change in the previously recorded loss contingency estimate at this time.

Over the next two years, we will transition the manufacture of our products that are currently being built at Fujitsu's chip foundry located in Iwate, Japan to our foundry at Texas Instruments in Dallas, Texas and to our newest foundry at IBM Corporation in Essex Junction, Vermont. The transition will allow us to enhance our competitive market position and allow for the design and development of a wider array of products that leverage our F-RAM technology advantage. We have established a transition plan with Fujitsu that is designed to meet customer delivery requirements and ensure an orderly transition of products to the new facilities.

Three-Month Financial Highlights:
--------------------------------

  - Total revenue in for the three months ended March 31, 2009 was $10.5 million, a decrease of 27% from $14.3 million in 2008.

  - The Company booked restructuring expenses and impairment charges of $6.2 million during the three months ended March 31, 2009 primarily related to severance payments and accruals, and goodwill and intangible asset impairment charges.

  - Net loss was $6.4 million, or $0.24 per share, for the three months ended March 31, 2009, compared with net income of $565,000, or $0.02 per share, for the three months ended March 31, 2008. Results for the three months ended March 31, 2009 included restructuring and impairment charges of $6.2 million. No such charges were booked in 2008.

  - Product gross margin for the three months ended March 31, 2009 was 46%, which was 7% lower than the 53% gross margin for the three months ended March 31, 2008.

                                    Page-27

Product Revenue Highlights:
--------------------------

  - Product revenue was $10.2 million for the three months ended March 31, 2009, which was 26% lower than product revenue of $13.9 million for the three months ended March 31, 2008.

  - Integrated product revenue grew 26% to $3.4 million, or 33% of F-RAM product revenue, during the first quarter of 2009, compared with $2.7 million, or 19% of F-RAM revenue, for the first quarter of 2008.

Product Highlights:
------------------

We announced the availability of our 4-megabit (Mb) F-RAM memory in a streamlined FBGA package. The FM22LD16 is a 4Mb, 3-volt, parallel nonvolatile RAM in a 48-pin ball grid array (FBGA) package that features fast access, virtually unlimited read/write cycles and low power consumption. Pin-compatible with asynchronous static RAM (SRAM), the FM22LD16 targets industrial control systems such as robotics, network and data storage applications, multi-function printers, auto navigation systems and a host of other SRAM-based system designs.

We announced the FM24L256, a 256-kilobit (Kb), 2.7- to 3.6-volt nonvolatile F-RAM memory device with a high-speed serial I2C memory interface. The FM24L256 provides high-performance data collection memory in a small, 8-pin package, that cuts costs and reduces board space in a range of applications from multi-function printers to industrial motor controllers.

We launched two more devices in a family of new parallel and serial F-RAM products that offer higher-speed read/write performance, lower voltage operation, and optional device features. The newest devices in our V-Family of F-RAM products are the 512-Kilobit (Kb) FM24V05, and the 1-Megabit (Mb) FM24V10. The new products are 2.0 to 3.6-volt, serial nonvolatile RAMs in 8-pin SOIC packages that use the two-wire (I2C) protocol. The FM24V05 and FM24V10 feature fast access, NoDelay (trademark) writes, virtually unlimited read/write cycles, and low power consumption. The devices are drop-in replacement for 512Kb and 1Mb serial Flash and serial EEPROM memories in industrial controls, metering, medical, military, gaming, and computing applications, among others. The FM24V05 is ideal for nonvolatile memory applications that require frequent or rapid writes, such as data collection, where the number of write cycles may be critical. Demanding industrial controls can benefit from the FM24V05 where the long write time of EEPROM can cause data loss. All serial F-RAM V-Family products can be equipped with optional device features including unique serial numbering and a customizable system reset.

                                    Page-28

                        PERIOD COMPARISONS FOR THE
                THREE MONTHS ENDED MARCH 31, 2009 AND 2008
-----------------------------------------------------------------------------

Revenue
=======
                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------
                                    (in thousands, except
                                    average selling price)

Product sales                         $10,204    $13,866
% change compared to prior period             (27%)

Units shipped                          12,990     16,516
% change compared to prior period             (22%)

Average selling price                  $0.79      $0.84
% change compared to prior period             (6%)

Other revenue                         $  286      $   438
% change compared to prior period             (35%)

Total revenue                         $10,490     $14,304
% change compared to prior period             (27%)

Even though ASP decreased compared to the three months ended March 31, 2008, ASP increased compared to the quarter ended December 31, 2008. This increase was due to a lower percentage of total sales being unpackaged chip sales, which has a lower ASP. Product revenue was $10.2 million for the three months ended March 31, 2009, which was a decrease of $3.6 million from 2008. This decrease was due primarily to the poor world-wide economic conditions.

Other revenue, consisting of license and development fees, royalty income and customer-sponsored research and development was $286,000 for the quarter ended March 31, 2009, which was a decrease of $152,000 from 2008. This decrease was due primarily to unpaid royalties from one customer. We believe the royalties are still due and filed legal action against this customer for non-payment. We have not been accruing this royalty revenue since the quarter ended December 31, 2008.

Cost of Product Sales
=====================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

Cost of product sales                 $5,535     $6,496
Gross margin percentage                 46%        53%

                                    Page-29

Cost of product sales was $5.5 million for the three months ended March 31, 2009, which was a decrease of $1 million from 2008. This decrease was due to a $3.5 million decrease in product sales. Gross product margin decreased by 7%. The cost of sales increase, as a percentage of sales, was due to higher raw material prices because of the strong Yen currency and increased fixed overhead variances due to less production volume to absorb these costs.

Research and Development Expense
================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

Research and development expense      $2,682     $2,894
Percent of total revenue                26%        20%

Research and development expense was $2.7 million for the three months ended March 31, 2009, which was a decrease of $200,000 from 2008. This decrease was due primarily to reduced amount of intellectual property amortization and compensation related to restructuring charges, which were allocated out of research and development. This amounted to approximately $110,000 combined with less engineering material charges of approximately $115,000 during the three month ended March 31, 2009 compared to the same period in 2008.

Sales and Marketing Expense
===========================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

Sales and marketing expense           $1,803     $1,938
Percent of total revenue                17%        13%

Sales and marketing expense was $1.8 million for the three months ended
March 31, 2009, which was a decrease of $100,000 from 2008. This decrease was due primarily to lower commission expenses of $145,000 as there were decreased sales. Travel expenses decreased by $100,000. This decrease was offset by an increase in marketing salaries due to increased headcount compared to the three months ended March 31, 2008.

General and Administrative Expense
==================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

General and administrative expense    $1,513     $1,877
Percent of total revenue                14%        13%

                                    Page-30

General and administrative expenses were $1.5 million for the three months ended March 31, 2009, which was a decrease of $400,000 from 2008. This decrease was due primarily to a decrease in management and employee variable compensation accruals and stock-based compensation by a combined $384,000.

Restructuring and Impairment
----------------------------

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

Restructuring expense                 $  459         --

Impairment charge                     $5,372         --

Restructuring expense primarily relates to the termination benefits paid to employees as part of our 14% reduction in the Company's workforce. We expect to incur approximately $400,000 in future charges relating to contract terminations for the building lease and other related charges of our Montreal design center. These charges should be completed by December 31, 2009.

During the first quarter of 2009, we tested for impairment our purchased intellectual property associated with our Montreal design center, certain long-lived assets located at the design center, and the carrying amount of goodwill. We tested these assets for impairment using discounted and undiscounted cash flow combined with a market approach and wrote-off the carrying value of these assets to zero.

Other Non-Operating Income (Expenses)
====================================

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       2009       2008
                                      -------    -------

Interest expense                       $(86)      $ (98)

Other income (expense)                 $ 43       $ (46)

Income tax benefit (provision)         $506       $(362)

Interest expense was $86,000 for the three months ended March 31, 2009, which was a decrease of $12,000 from 2008, as we no longer have our term loan outstanding.

Other (expense) income was $43,000 of income for the three months ended
March 31, 2009, which compared to a $46,000 expense in the same period in 2008. This increase in income was due primarily to increased foreign exchange transaction gains of $21,000 in three months ended March 31, 2009, compared to a $112,000 of losses during the same period in 2008.

                                    Page-31

For the three months ended March 31, 2009, the Company recorded a $506,000 income tax benefit. This benefit was a non-cash transaction and our effective tax rate was approximately 8%. This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangible assets where the Company did not have a tax basis. During the three months ended March 31, 2008, the Company recorded a $362,000 non-cash tax provision as the Company generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended March 31, 2009 and 2008, are summarized as follows:

                                                        2009        2008
                                                      --------    --------
                                                         (in thousands)
Cash provided by (used for):

   Operating activities                                $(3,120)   $(147)
   Investing activities                                 (1,937)    (682)
   Financing activities                                    (32)     599
   Effect of exchange rate changes on cash                 (13)     (10)
                                                       --------   ------
Net decrease in cash and cash equivalents              $(5,102)   $(240)
                                                       ========   ======

Cash used for operating activities was $3.1 million for the three months ended March 31, 2009, which was an increase in the use of cash of $3 million from 2008. This increase was caused primarily by our net loss of $6.4 million offset by the non-cash impairment charge of $5.4 million compared to net income of $600,000 in the same period in 2008. Also contributing to the increased use of cash by operations in the three months ended March 31, 2009 was a $2.6 million decrease in accounts payable and accrued liabilities due to the timing and amount of employee and raw material payments.

Cash used for investing activities was $1.9 million for the three months ended March 31, 2009, which was an increase of $1.3 million from 2008. This increase was primarily due to increased expenditures relating to property, plant and equipment, which was primarily tools for our new foundry project with IBM.

Cash used for financing activities was $32,000 for the three months ended March 31, 2009, which compared to $599,000 of cash provided in the same period in 2008. This increase in the use of cash was due primarily to cash received from the sale of common stock relating to the exercise of stock options and warrants during the same period in 2008. There were no stock option or warrant exercises in the three months ended March 31, 2009.

                                    Page-32

Liquidity
---------

We had $4.8 million in cash and cash equivalents at March 31, 2009, including $4.4 million in our money market account. Future liquidity depends on revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we have up to $4 million under the revolving secured credit facility available to us through June 27, 2009. We have no assurance that the revolving credit facility will be renewed or that the terms will be acceptable to the Company. As of March 31, 2009, no balance was outstanding on the revolving credit facility. We have given extended payment terms to our largest customer. Progress payments have been paid in accordance with such commitment; however, the receivable would not presently be eligible for the existing borrowing base under the terms of our loan agreement. This could have an adverse effect on the amount of funds we could borrow on the revolving credit facility. We believe we have sufficient resources to fund operations through at least the end of 2009, but not enough to fund the IBM foundry project unless our line of credit is extended or another source of financing is obtained.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain. We may, however, be required to seek additional equity or debt financing. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of the interest of existing stockholders.

Debt instruments. In September 2005, we entered into a loan agreement with Silicon Valley Bank, which provides for a $4 million revolving secured credit facility. On March 13, 2009, our loan agreement with Silicon Valley Bank was amended to extend our revolving secured credit facility for the purposes permitted in the Amended Loan Agreement, previously scheduled to terminate on March 27, 2009, for three months during which period the Company intends to pursue negotiations of a new revolving secured credit facility with Silicon Valley Bank. Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At March 31, 2009, the interest rate was 6%. As of March 31, 2009, no balance was outstanding on the revolving facility. Security for the loan agreement includes all assets except for real estate. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank. We were in compliance with all of debt covenants as of March 31, 2009.

                                    Page-33

We have started negotiations to renew our revolving secured credit facility with Silicon Valley Bank, which will provide us access to funds that may be needed for future capital expenditures or working capital. We have no assurance that the revolving credit facility will be renewed or that the terms will be acceptable to the Company. Expenditures relating to capital and engineering support for our IBM foundry project are forecasted to be approximately $8 million through the end of 2009. If we do not renew our line of credit, the IBM foundry project could be delayed and could be at risk of being cancelled.

The Company may also investigate the possible use of equipment leasing for the required equipment to support our IBM foundry project.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of March 31, 2009, approximately $3.8 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling headquarters or leasing a portion of our headquarters that we do not currently use.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to invest in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect of approximately $5,000 of decreased interest income on our financial position, results of operations and cash flows. If the yen strengthens against the dollar by 10%, the Company could have foreign currency transaction losses up to $800,000.

The interest rate on our current revolving line of credit is set as a floating rate equal to the prime lending rate plus 0.5% per year, with a minimum interest rate of 6%. If we would borrow $4 million, the current credit limit, a 10% move in the interest rate over a one-year period would have no effect on income on our financial position, results of operations and cash flows, as we would not pay over the minimum interest charge of 6%.

                                    Page-34

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable and receivable transactions in Canadian dollars. However, payments from Japanese customers provide Yen currency for approximately 40% of our wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations. We will continue to evaluate during 2009 the decision not to engage in currency hedging and may adjust our policy if deemed warranted.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

                                    Page-35

OUR ACHIEVEMENT OF SUSTAINED PROFITABILITY IS UNCERTAIN.

We incurred a net loss during the quarter ended March 31, 2009 of $6.4 million, of which $5.4 million was related to non-cash related impairment charges. We recognized net income of $3.6 million for the year ended
December 31, 2008. Our ability to continue to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At March 31, 2009, our accumulated deficit was $219 million.
Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO FINANCE OUR OPERATIONS.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results and could adversely affect our ability to continue our business operations. If additional equity financing is obtained, any issuance of common or preferred stock to obtain funding would result in dilution of our existing stockholders' interests.

IF WE FAIL TO VIGOROUSLY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION MAY SUFFER.

Our future success and competitive position depend in part upon our ability to develop additional and maintain existing proprietary technology used in our products. We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third party non-disclosure and assignment agreements. We cannot provide assurances that any of our pending patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

                                    Page-36

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

                                    Page-37

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

OUR PRODUCTS ARE COMPLEX AND ANY DEFECTS IN OUR PRODUCTS MAY RESULT IN LIABILITY CLAIMS, AN INCREASE IN OUR COSTS AND A REDUCTION IN OUR REVENUE.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or

                                    Page-38
scheduled delivery dates to our customers if problems occur in the manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement, cost of remediation, or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face product liability claims for property damage, lost profits damages, or consequential damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

One of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products. A charge of $815,000 was recorded in the quarter ended December 31, 2008 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from in-field failures of the products, which represents an amount within a range of the potential warranty claim that can be reasonably estimated with currently available information. Future estimates of this contingency and the final amount of the charge are subject to change. Negotiations are ongoing between the Company, its insurance carrier and the customer regarding the previously announced request for payment for losses resulting from in-field failures of one of our semiconductor memory products. These parties have recently concluded a nonbinding two-day mediation without reaching an agreement. We do not have a basis for any change in the previously recorded loss contingency estimate at this time. While we have limited insurance for the customer's claim, we would be responsible for damages, fees and expenses, if any, should those amounts exceed, or not be covered by, the Company's product liability coverage, which would result in a significant cash expense to us and adversely affect our operating results.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF OUR PRODUCTS AND THE SUCCESS OF OUR BUSINESS MAY BE DEPENDENT ON OUR ABILITY TO MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH FOUNDRIES AND OTHER SUPPLIERS.

We currently rely on foundry services from Fujitsu and Texas Instruments to manufacture our F-RAM products. In addition, we will rely on foundry services to be provided by IBM in the near future for the manufacture of our products. These foundry agreements may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable and the engagement of other foundry services will become necessary and may require capital investment and related cash funding. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced

                                    Page-39
control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries. Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us. We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems. The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

                                    Page-40

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, excluding customer-sponsored research and development expenses, for the three months ended March 31, 2009, was $2.7 million, or 26% of our total revenue for the three months ended March 31, 2009.

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

                                    Page-41

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

WE MAY NOT BE ABLE TO REPLACE OUR EXPECTED REVENUE FROM SIGNIFICANT CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the three months ended March 31, 2009, approximately 39% of our product sales revenue was generated by five major, direct sales and distributor, customers. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

                                    Page-42

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars. At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers provide yen currency for approximately 40% of our wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances ("RoHS"), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS

                                    Page-43
substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

IF OUR AMORTIZED INTANGIBLE ASSETS BECOME IMPAIRED WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

Under GAAP, we review the carrying value of amortized intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets is determined, resulting in an impact on our results of operations.

                                    Page-44

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

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions of the preferred stock, without any vote or action by our stockholders. Our authority to issue preferred stock with rights

                                    Page-45
preferential to those of our common stock could be used to discourage attempts by others to obtain control of or acquire us, including an attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock, by making those attempts more difficult or costly to achieve. In addition, we may seek in the future to obtain new capital by issuing shares of preferred stock with rights preferential to those of our common stock. This provision could limit the price that investors might be willing to pay in the future for our common stock.

We also entered into a preferred shares rights agreement with Citicorp
N. A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors. On July 1, 2007, Computershare Trust Company, N.A. assumed these duties as rights agents.

ITEM 6.   EXHIBITS

(a)  Exhibits:

10.58* Custom Sales Agreement between Registrant and International Business Machines Corporation dated February 9, 2009.

31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer.
32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer.

------------
* Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAMTRON INTERNATIONAL CORPORATION
                                         (Registrant)

May 8, 2009                             /s/ Eric A. Balzer
                                        -------------------------
                                         Eric A. Balzer
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Duly Authorized Officer of the
                                         Registrant)

                                    Page-46