Form 10-Q
period 2009-06-30
RAMTRON INTERNATIONAL CORP
filed 2009-08-05
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:    0-17739

RAMTRON INTERNATIONAL CORPORATION
____________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	84-0962308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Ramtron Drive, Colorado Springs, CO	80921
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code:    (719) 481-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☒
Non-accelerated filer ☐                                                                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

27,737,927 shares	As of July 31, 2009
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(Amounts in thousands, except par value and share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,985	$9,900
Accounts receivable, less allowances of $976 and $811, respectively	8,526	11,274
Inventories	9,378	9,992
Deferred income taxes, net	214	266
Other current assets	1,391	1,110
Total current assets	24,494	32,542

Property, plant and equipment, net	11,056	5,635
Goodwill, net	--	1,971
Intangible assets, net	2,905	6,470
Deferred income taxes, net	5,916	5,174
Other assets	329	212
Total assets	$44,700	$52,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,740	$4,930
Accrued liabilities	2,303	3,131
Deferred revenue	645	645
Current portion of long-term debt	627	382
Total current liabilities	8,315	9,088
Deferred revenue	887	1,209
Long-term debt	4,578	4,577
Total liabilities	13,780	14,874

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,737,927 and 27,687,927 shares issued and outstanding, respectively	277	275
Additional paid-in capital	250,586	249,875
Accumulated other comprehensive loss	(259)	(50)
Accumulated deficit	(219,684)	(212,970)
Total stockholders' equity	30,920	37,130
Total liabilities and stockholders' equity	$44,700	$52,004

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenue:
Product sales	$10,410	$15,132	$20,613	$28,998
License and development fees	179	179	358	358
Royalties	393	184	500	393
Customer-sponsored research and development	50	40	50	90
	11,032	15,535	21,521	29,839
Costs and expenses:
Cost of product sales	5,515	7,115	11,050	13,611
Research and development	2,291	3,061	4,973	5,955
Customer-sponsored research and development	60	19	60	47
General and administrative	1,455	1,680	2,969	3,557
Sales and marketing	1,897	2,296	3,700	4,233
Restructuring	327	--	787	--
Impairment	--	--	5,372	--
	11,545	14,171	28,911	27,403
Operating income (loss)	(513)	1,364	(7,390)	2,436
Interest expense	(80)	(105)	(165)	(203)
Other income (expense), net	143	33	186	(12)
Income before income tax (provision) benefit	(450)	1,292	(7,369)	2,221
Income tax (provision) benefit	148	(513)	655	(877)
Net income (loss)	$(302)	$779	$(6,714)	$1,344

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29)	76	(209)	(210)
Comprehensive income (loss)	$(331)	$855	$(6,923)	$1,134

Net income per share:
Basic and diluted:	$(0.01)	$0.03	$(0.25)	$0.05
Weighted average shares outstanding:
Basic	26,840	26,304	26,840	26,002
Diluted	26,840	28,101	26,840	27,888

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(in thousands, except par value amounts)
(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2008	27,688	$275	$249,875	$(50)	$(212,970)	$37,130
Stock-based Compensation expense	--	--	713	--	--	713
Issuance of restricted stock	50	2	(2)	--	--	--
Cumulative foreign currency translation adjustments	--	--	--	(209)	--	(209)
Net loss	--	--	--	--	(6,714)	(6,714)
Balances, June 30, 2009	27,738	$277	$250,586	$(259)	$(219,684)	$30,920

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Amounts in thousands)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,714)	$1,344
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	913	879
Amortization	172	308
Gain from asset disposition	(69)	--
Stock-based compensation	713	1,029
Deferred income taxes	(690)	817
Impairment charge	5,372	--
Imputed interest on note payable	29	34
Inventory write-off and scrap	127	333
Loss on abandonment of intangible assets	--	41

Changes in assets and liabilities:
Accounts receivable	2,748	(208)
Inventories	488	(1,873)
Accounts payable and accrued liabilities	(1,018)	(669)
Deferred revenue	(322)	(529)
Other	(398)	(55)
Net cash provided by operating activities	1,351	1,451

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,477)	(1,289)
Proceeds from insurance and sale of assets	87	--
Purchase of intellectual property	(37)	(21)
Net cash used in investing activities	(6,427)	(1,310)

Cash flows from financing activities:
Purchase of treasury stock	--	(54)
Principal payments on debt	(340)	(810)
Issuance of common stock	--	2,094
Proceeds from long-term and short-term obligations	557	--
Net cash provided by financing activities	217	1,230

Effect of foreign currency	(56)	38
Net increase (decrease) in cash and cash equivalents	(4,915)	1,409
Cash and cash equivalents, beginning of period	9,900	6,828
Cash and cash equivalents, end of period	$4,985	$8,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$167
Cash paid for income taxes	$59	$80
Amounts included in capital expenditures but not yet paid	$1,448	$373

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In December 2007, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.  The implementation of the GAAP provisions for business combinations did not materially impact the Company's consolidated financial statements.

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

On June 30, 2009, we adopted FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments."  This FSP, which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires publicly traded companies, as defined in APB Opinion No. 28, "Interim Financial Reporting," to provide disclosure on the fair value of financial instruments in interim financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of General Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS 168).  SFAS 168 replaced SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the "FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States.  All guidance contained in the Codification carries an equal level of authority.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We have evaluated this new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

NOTE 2.                 BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at June 30, 2009 and for the six months ended June 30, 2009 and 2008, and the audited consolidated financial statements at December 31, 2008 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").  We have adopted Statement of Financial Standards (SFAS) No. 165, "Subsequent Events" (SFAS 165) effective beginning the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up to August 4, the date of issuance of our financial statements.  The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our goodwill and intangible asset impairment tests, and the valuation of stock-based compensation.  The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of expected operating results for the full year.

NOTE 3.                 RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, the Company developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the current economic climate.  The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in the Company's workforce.  We also incurred charges in the quarter ended June 30, 2009 primarily relating to contract termination costs and other related costs associated with the closing of our Montreal design center.

The following table sets forth the accounting and balances of our restructuring expenses and expected charges for the duration of the plan:

(in thousands)	Termination Benefits	Contract Termination Costs	Other Costs	Total

Balance at December 31, 2008	$--	$--	$--	$--
Reserve recorded for period ended March 31, 2009	459	--	--	459
Cash payments	(187)	--	--	(187)
Balance at March 31, 2009	272	--	--	272

Reserve recorded for period ended June 30, 2009	35	269	23	327
Cash payments	(152)	--	(12)	(164)
Balance at June 30, 2009	$155	$269	$11	$435

Expected charges for six months ending December 31, 2009	--	--	40	40

NOTE 4.                 INVENTORIES:

Inventories consist of:

(in thousands)	June 30, 2009	December 31, 2008
	(unaudited)

Finished goods	$3,435	$3,409
Work in process	5,943	6,583
	$9,378	$9,992

NOTE 5.                 GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consist of:

(in thousands)	June 30, 2009	December 31, 2008
	(unaudited)

Goodwill	--	$5,914
Accumulated amortization	--	(3,943)
Goodwill, net	--	$1,971

Patents and core technology	$6,167	$10,603
Accumulated amortization	(3,262)	(4,133)
Intangible assets, net	$2,905	$6,470

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, including property and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable.  Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends.  Based upon economic conditions, which the Company expects to continue and the Company's decision to close its Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center.  The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005.  As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property.  If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value.  The Company determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management's assumptions in regards to future cash flows.  This was a Level III input as defined by SFAS No. 157, "Fair Value Measurements."  Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

(in thousands)

Intangible assets	$3,317
Property, plant and equipment	130
Total	$3,447

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

Based on the results of the first step of the goodwill analysis, it was determined that the Company's net book value exceeded its estimated fair value.  As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill.  Under step two, the difference between the estimated fair value of the Company and the sum of the estimated fair value of the identified net assets results in the residual value of goodwill.  Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets.  Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company recognized goodwill impairment charges of approximately $1.925 million in the first quarter of 2009.  This amount is not equal to the carrying value of goodwill at December 31, 2008 due to certain foreign currency translation adjustments with respect to goodwill recorded at our wholly owned subsidiary in Canada.

Fair value of our reporting unit was determined by our market capitalization, which was determined using Nasdaq quoted market values for Step 1 of the test.  This was a Level I input as defined by SFAS No. 157.

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

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 were $61,000 and $154,000, respectively.  Estimated amortization expense for intangible assets is $125,000 for the remainder of 2009, $250,000 annually for the years ending 2010 through 2013, and $1.8 million thereafter.

Expenditures incurred to renew or extend the life of intangible assets are expensed.

NOTE 6.                 SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2009, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

Percentage of Company Total

Sales	8%
Accounts receivable	23%
Inventory	16.7%

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

During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability accordingly.  The $790,000 liability was included in accrued liabilities and represents an amount within a range of a potential claim that can be reasonably estimated with current available information.  Therefore, the estimated cost of the charge could be materially different than the estimated cost the Company has recorded in the June 30, 2009 financial statements.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  A first hearing in the Finmek cases has been scheduled in early 2010, and we intend to vigorously contest the trustee's claims.  We are unable to estimate any costs that we may incur as result of the trustee's claims and have not recorded any costs or liability in the consolidated financial statements as of June 30, 2009.

The Company is involved in other legal matters in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.                 LONG-TERM DEBT:

(in thousands)	June 30, 2009	December 31, 2008
	(unaudited)

Long-term debt:
Capitalized lease	$531	$--
National Semiconductor promissory note	879	1,100
Mortgage note	3,795	3,859
	5,205	4,959

Long-term debt current maturities	(627)	(382)
Total	$4,578	$4,577

In September 2005, we entered into a loan agreement with Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares, which provides for a $4 million revolving secured credit facility.  Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter. At June 30, 2009, the interest rate was 6%.  As of June 30, 2009, no balance was outstanding on the revolving facility.  Security for the loan agreement includes all assets except for real estate and specific assets secured by our leases. The related borrowing base is comprised of the Company's trade receivables.  In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.  We were in compliance with all of our debt covenants as of June 30, 2009.

On June 24, 2009, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement, previously scheduled to terminate on June 27, 2009, during which period the Company intends to pursue negotiation of a new revolving secured credit facility with SVB.  Pursuant to the Amendment, the $4 million revolving secured credit facility will now expire on September 1, 2009.  The Amendment also permits the Company to enter into capital leases in an aggregate amount of no more than $3,000,000, provided that notice of such capital leases is given to SVB.  We have started negotiations to renew our revolving secured credit facility with Silicon Valley Bank, which will provide us access to funds past the current September 1, 2009 expiration date that may be needed for future capital expenditures or working capital, but there can be no assurances that the revolving credit facility will be renewed or that the terms will be acceptable to the Company.

The Company entered into a two-year capital lease in June 2009 totaling $557,000.  Minimum annual lease payments, including effective interest of 10.25%, are $179,000, $306,000 and $128,000 for the years 2009 through 2011.  The Company depreciates the related asset over the estimated economic life as the lease contains a bargain purchase option.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of June 30, 2009, the present value of this promissory note is $879,000.  The Company discounted the note at 5.75%.  The face value of this note as of June 30, 2009 was $1,000,000.

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

Maturities of the Company's outstanding promissory notes and leases are as follows as of June 30, 2009:

(in thousands)	2009	2010	2011	2012	2013	Thereafter

Long-term debt obligations	$197	$668	$523	$408	$418	$3,112

The carrying amounts and fair values of our long-term debt, which are our only material financial instruments, are as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Capitalized lease	$531	$531	$--	$--
National semiconductor promissory note	879	873	1,100	1,094
Mortgage note	3,795	3,853	3,859	3,921
	$5,205	$5,257	$4,959	$5,015

The above fair values were computed based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 9.                 STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has two active stock option plans: the 1999 Stock Option Plan (the "1999 Plan"), and the 2005 Incentive Award Plan (the "2005 Plan"), collectively, the "Plans."  The expired 1995 Stock Option plan, as amended, is only relevant to grants outstanding under that plan.  The Plans reserve a total of 5,700,000 shares of the Company's common stock for issuance and permit the issuance of non-qualified stock options.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in both the 1999 and 2005 Plans.  The maximum term of each grant is ten years under the Plans.  The 2005 Plan also permits the issuance of incentive stock options.  In addition, the 2005 Plan permits the issuance of restricted stock and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock.  As of June 30, 2009, the Company had not granted any incentive stock options.

The number of shares available for future grant under these plans was 250,087 as of June 30, 2009.

Total stock-based compensation recognized in our consolidated statement of income for the three months ended June 30, 2009 and 2008 are as follows:

(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Income Statement Classifications:
Cost of Sales	$22	$41	$27	$91
Research and development	70	94	150	209
Sales and marketing	55	89	107	164
General and administrative	223	248	429	565
Total	$370	$472	$713	$1,029

Stock Options

As of June 30, 2009, there was approximately $2.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 2.25 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The assumptions used to value option grants for the three and six months ended June 30, 2009 and 2008 are as follows:

(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Risk free interest rate	2.90%	3.70%	2.90%	3.35%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.0 yrs	6.25 yrs	6.0 yrs	6.25 yrs
Expected volatility	67%	67%	67%	67%

The weighted average fair value per share of shares granted during the six months ended June 30, 2009 and 2008 were $0.63 and $2.49, respectively.

The following table summarizes stock option activity related to the Company's Plans for the six months ended June 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2008	6,201	$3.24
Granted	10	$1.02
Exercised	--	--
Expired/Forfeited	(308)	$3.04
Outstanding at June 30, 2009	5,903	$3.25	5.66	1
Exercisable at June 30, 2009	4,425	$3.31	4.80	--

The intrinsic value was calculated as the difference between the market value as of June 30, 2009 and the exercise price of the shares.  The closing market value as of June 30, 2009 was $1.14 as reported by the Nasdaq Global Market.

Restricted Stock

As of June 30, 2009, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions, 50,000 shares of restricted stock outstanding that vest over a one year period based upon a service condition, and 273,250 shares outstanding that vest over a three year period based upon a service condition.  The Company is no longer accruing stock-based compensation expense related to the 575,000 shares with a performance condition, as we do not anticipate the achievement of the performance conditions.  As of June 30, 2009, there was approximately $369,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 2.2 years, excluding the performance-based awards.  These awards are valued based upon the market value of the common stock on the date of grant.

A summary of non-vested restricted shares during the six months ended June 30, 2009 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2008	848	$2.36
Granted	50	$1.85
Forfeited	--
Vested/Released	--
Outstanding at June 30, 2009	898	$2.33

Restricted Stock Units

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

A summary of the Company's restricted stock units as of June 30, 2009 are as follows:

	Number of Restricted Units	Aggregate Intrinsic Value
	(in thousands)	(in thousands)

Outstanding at December 31, 2008	118
Grants	--
Forfeited	(16)
Vested/Released	--
Outstanding at June 30, 2009	102	$116

As of June 30, 2009, there was approximately $109,000 remaining in unrecognized compensation costs.  The cost is expected to be recognized through 2011 with a weighted-average recognition period of 2.5 years.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.

For the six months ended June 30, 2009, the Company recorded a $655,000 income tax benefit.  The benefit recorded was a non-cash transaction.

For the six months ended June 30, 2009, the Company's effective rate was approximately 9%.  This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangibles where the Company did not have a tax basis.

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2009 and 2008:

(in thousands, except per share amounts)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net income (loss)	$(302)	$779	$(6,714)	$1,344

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,738	26,523	27,688	26,125
Less: Non-vested restricted stock at beginning of period	(898)	(575)	(848)	(655)
Weighted average common shares issued during period	--	356	--	532
Weighted average common shares at end of period - basic	26,840	26,304	26,840	26,002

Effect of other dilutive securities:
Options	--	1,460	--	1,394
Restricted stock	--	--	--	23
Warrants	--	337	--	469
Weighted average common shares at end of period - diluted	26,840	28,101	26,840	27,888
Net income (loss) per share:
- basic and diluted	$(0.01)	$0.03	$(0.25)	$0.05

As of June 30, 2009 and 2008, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company.  The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Warrants	100	--	100	--
Options	5,903	2,061	5,903	2,061
Restricted stock/units	1,001	--	1,001	--

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

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products.  This charge represents an amount within a range of a potential warranty claim that can be reasonably estimated with currently available information.  Future estimates and the final amount of the charge could change depending on various factors, including, among others, a change in contemplated remediation actions, the Company's potential to be liable for any of the customer's consequential losses, changes in the estimated time to complete remediation, and laws governing warranty and remediation requirements.  During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability accordingly.  The estimated cost of the charge could be materially different than the estimated liability of the Company has recorded in the June 30, 2009 financial statements.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We performed our annual goodwill impairment testing as of October 31, 2008, and determined that no impairment existed at that date. We tested goodwill for impairment again on March 1, 2009 and wrote the carrying value to zero.  This assessment required estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data.

Share-based Payment Assumptions.  We estimate volatility, forfeitures, and expected term of our options granted based upon historical data.  All of these variables have an effect on the estimated fair value of our share-based awards.

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

Business Highlights:

On June 24, 2009, Ramtron International Corporation ("Company") and Silicon Valley Bank, a subsidiary of Silicon Valley Bancshares ("SVB") entered into a Sixth Amendment ("Amendment") to the Company's Amended and Restated Loan and Security Agreement dated September 14, 2005, as amended ("Amended Loan Agreement").  The Amendment extends our revolving secured credit facility with SVB for the purposes permitted in the Amended Loan Agreement, previously scheduled to terminate on June 27, 2009, during which period the Company intends to pursue negotiation of a new revolving secured credit facility with SVB.  Pursuant to the Amendment, the $4 million revolving secured credit facility will now expire on September 1, 2009.  The Amendment also permits the Company to enter into capital leases in an aggregate amount of no more than $3,000,000, provided that notice of such capital leases is given to SVB.  Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6.00% per year.  We have started negotiations to renew our revolving secured credit facility with Silicon Valley Bank, which will provide us access to funds past the current September 1, 2009 expiration date that may be needed for future capital expenditures or working capital, but there can be no assurances that the revolving credit facility will be renewed or that the terms will be acceptable to the Company.

Three-Month Financial Highlights:

Total revenue in for the three months ended June 30, 2009 was $11 million, which was decrease of 29% from $15.5 million in 2008.

The Company booked restructuring charge of $327,000 during the three months ended June 30, 2009 related to restructuring and cost saving measures that were implemented in March 2009.

Net loss was $302,000, or $0.01 per share, for the three months ended June 30, 2009, compared with net income of $779,000, or $0.03 per share, for the three months ended June 30, 2008.  Results for the three months ended June 30, 2009 included restructuring expenses of $327,000.  No such charges were booked in 2008.

Product gross margin for the three months ended June 30, 2009 was 47%, which was 6% lower than the 53% gross margin for the three months ended June 30, 2008.

Six-Month Financial Highlights:

Total revenue in for the six months ended June 30, 2009 was $21.5 million, which was decrease of 28% from $29.8 million in 2008.

The Company booked restructuring expenses and impairment charges of $6.2 million during the six months ended June 30, 2009 primarily related to severance payments and accruals, and goodwill and intangible asset impairment charges.

Net loss was $6.7 million, or $0.25 per share, for the six months ended June 30, 2009, compared with net income of $1.3 million, or $0.05 per share, for the six months ended June 30, 2008.  Results for the six months ended June 30, 2009 included restructuring and impairment charges of $6.2 million.  No such charges were booked in 2008.

Product gross margin for the six months ended June 30, 2009 was 46%, which was 7% lower than the 53% gross margin for the six months ended June 30, 2008.

Product Revenue Highlights:

Product revenue was $10.4 million for the three months ended June 30, 2009, which was 31% lower than product revenue of $15.1 million for the three months ended June 30, 2008.

Integrated product revenue was $2.7 million, or 26% of F-RAM product revenue, during the second quarter of 2009, compared with $4.3 million, or 28% of F-RAM revenue, for the second quarter of 2008.

Product Highlights:

On July 15, 2009, we announced two new serial nonvolatile F-RAM products that offer high-speed read/write performance, low voltage operation, and optional device features. The 256-Kilobit (Kb) devices, which are part of our V-Family of F-RAM products, include the FM24V02, a two-wire (I2C) interface and the FM25V02 with serial peripheral interface (SPI). The serial I2C and SPI V-Family devices operate at a voltage range of 2.0 to 3.6-volts in an industry standard 8-pin SOIC package. The FM24V02 and FM25V02 feature fast access, NoDelay™ writes, virtually unlimited read/write cycles, and low power consumption. The devices are drop-in replacements for 256 Kb serial Flash and serial EEPROM memories in industrial controls, metering, medical, military, gaming, and computing applications, among others.

On June 30, 2009, we announced the availability of our 8-Megabit (Mb) F-RAM memory in a streamlined FBGA package.  The FM23MLD16 is an 8-Mbit, 3-volt, parallel nonvolatile RAM in a 48-pin Fine-Pitch Ball Grid Array (FBGA) package that features fast access, virtually unlimited read/write cycles and low power consumption.  Pin-compatible with asynchronous static RAM (SRAM), the FM23MLD16 targets industrial control systems such as robotics, network RAID storage solutions, multi-function printers, auto navigation systems, and a host of other SRAM-based system designs.

On June 23, 2009, we announced that our FM22L16 4-Mbit (Mb) F-RAM has been selected by SBS Science & Technology Co., Ltd. (SBS) for use in an innovative solid-state disk (SSD) data storage device.  Headquartered in Shenzhen, China, SBS specializes in the research, development, and manufacturing of international standards-based embedded hardware and software that targets industrial automation markets, such as railway transportation, electric power, medical equipment, and motion control applications.  The unique feature set, combined with 4-megabits of data storage capacity, makes the Company's FM22L16 a compelling solution for SBS in their industrial SSD product.

On June 16, 2009, we announced the FM24CL32, a serial nonvolatile RAM that offers high-speed read/write performance, low voltage operation, and superior data retention. The FM24CL32 features 32-Kilobit (Kb) nonvolatile memory, 2.7 to 3.6-volt operation in an 8-pin SOIC package that uses two-wire (I2C) protocol. The FM24CL32 features fast access, NoDelay™ writes, virtually unlimited read/write cycles (1E14), and low power consumption. The FM24CL32 is a direct hardware replacement for serial EEPROM memory used in industrial controls, metering, medical, military, gaming, and computing applications, among others.

On May 18, 2009, we announced that two of our nonvolatile state savers, the FM1105-GA and FM1106-GA, have received AEC-Q100 Grade 1 qualification.  The state saver device saves the state of signals on demand and restores them to the correct state automatically upon power up.  F-RAM technology uniquely enables this capability due to its fast write time, virtually unlimited write endurance, and low-power requirements.  The Grade 1 temperature qualification allows the FM1105-GA and FM1106-GA to operate over the entire automotive temperature range of -40 to +125 degrees C, enabling designers to benefit from F-RAM in systems throughout the car.

PERIOD COMPARISONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue
(in thousands, except average selling price)	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008

Product sales	$10,410		$15,132	$20,613		$28,998
% change compared to prior period		(31%)			(29%)
Units shipped	11,388		21,334	24,379		37,850
% change compared to prior period		(47%)			(36%)
Average selling price	$0.91		$0.71	$0.85		$0.77
% change compared to prior period		28%			10%
Other revenue	$622		$403	$908		$841
% change compared to prior period		54%			8%
Total revenue	$11,032		$15,535	$21,521		$29,839
% change compared to prior period		(29%)			(27%)

Three Months:

Average selling price (ASP) increased 28% compared to the three months ended June 30, 2008 and 15% compared to the prior quarter ended March 31, 2009.  This increase was due to lower unpackaged chip sales, which have a lower ASP and combined with increased sales of high density products, which have a higher ASP.  Product revenue was $10.4 million, which was a decrease of $4.7 million from 2008.  This decrease was due primarily to the poor world-wide economic conditions.

Other revenue, consisting of license and development fees, royalty income and customer-sponsored research and development was $622,000, which was an increase of $219,000 from 2008.  This increase was due primarily to settlement of past due royalties from one customer.  We accrued the royalties under the settlement during the quarter, and we expect future royalties to decrease significantly overall.

Six Months:

ASP increased compared to the six months ended June 30, 2008.  This increase was due to a lower percentage of total sales being unpackaged chip sales, which have a lower ASP and a higher percentage of sales being our high density products that have a higher ASP.  Product revenue was $20.6 million, which was a decrease of $8.4 million from 2008.  This decrease was due primarily to the poor world-wide economic conditions, which resulted in significantly lower unit sales compared to the prior six-month period.

Other revenue, consisting of license and development fees, royalty income and customer-sponsored research and development was $908,000, which was an increase of $67,000 from 2008.  This increase was due primarily to settlement of past due royalties from one customer.  We accrued the royalties under the settlement during the quarter ended June 30, 2009, and we expect future royalties to decrease significantly overall.

Cost of Product Sales
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cost of product sales	$5,515	$7,115	$11,050	$13,611
Gross margin percentage	47%	53%	46%	53%

Three Months:

Cost of product sales was $5.5 million, which was a decrease of $1.6 million from 2008.  This decrease was due to a $4.7 million decrease in product sales.  Gross product margin decreased by 6%.  The gross product margin decrease was due to higher raw material prices as result of the stronger Japanese Yen currency relative to the US Dollar and increased fixed overhead variances due to less production volume to absorb these costs.

Six Months:

Cost of product sales was $11 million, which was a decrease of $2.6 million from 2008.  This decrease was due to an $8.4 million decrease in product sales.  Gross product margin decreased by 7%.  The gross product margin decrease was due to higher raw material prices because of the stronger Japanese Yen currency compared to the US Dollar and increased fixed overhead variances due to less production volume to absorb these costs.

Research and Development Expense
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Research and development expense (including customer-sponsored research and development)	$2,351	$3,080	$5,033	$6,002
Percent of total revenue	21%	20%	23%	20%

Three Months:

Research and development expense, including customer-sponsored research and development expense, was $2.3 million, which was a decrease of $729,000 from 2008.  This decrease was due primarily to a $330,000 reduction in intellectual property amortization, depreciation and compensation expenses as a result of the closure of our Montreal design center during the first quarter of 2009.  The Company also reduced headcount at our corporate headquarters in the first quarter, which lowered expenses approximately $200,000 compared to the prior quarter.

Six Months:

Research and development expense, including customer-sponsored research and development expense, was $5 million, which was a decrease of $969,000 from 2008.  This decrease was due primarily to a $650,000 reduction in intellectual property amortization, depreciation and compensation expenses as a result of the first-quarter 2009 restructuring.

Sales and Marketing Expense
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Sales and marketing expense	$1,897	$2,296	$3,700	$4,233
Percent of total revenue	17%	15%	17%	14%

Three Months:

Sales and marketing expense was $1.9 million, which was a decrease of $399,000 from 2008.  This decrease was due primarily to a $200,000 decrease in internal commission and salary expenses and a $220,000 decrease in travel expense.  This decrease was offset by an increase in marketing salaries of $53,000 due to increased headcount compared to the three months ended June 30, 2008.

Six Months:

Sales and marketing expense was $3.7 million, which was a decrease of $533,000 from 2008.  This decrease was due primarily to a $479,000 decrease in commission expenses and travel and advertising related expenses.

General and Administrative Expense
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

General and administrative expense	$1,455	$1,680	$2,969	$3,557
Percent of total revenue	13%	11%	14%	12%

Three Months:

General and administrative expenses were $1.5 million, which was a decrease of $225,000 from 2008.  This decrease was due primarily to a $400,000 decrease in management and employee variable compensation accruals and stock-based compensation, offset by a $200,000 increase in outside services and fees, compared to the prior year quarter.

Six Months:

General and administrative expenses were $3 million, which was a decrease of $588,000 from 2008.  This decrease was due primarily to an $800,000 decrease in management and employee variable compensation accruals and stock-based compensation, offset by a $536,000 increase in outside services and fees, compared to the six months ended June 30, 2008.

Restructuring and Impairment
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Restructuring expense	$327	--	$787	--
Impairment charge	--	--	$5,372	--

Three Months:

We incurred $327,000 in charges relating to contract terminations for the building lease at our Montreal design center.  All restructuring charges are expected to be completed by December 31, 2009.

Six Months:

Restructuring expenses of $787,000 for the six months ended June 30, 2009 resulted from the termination benefits paid to employees as part of our 14% reduction in the Company's workforce combined with contract termination costs associated with our building lease at our Montreal design center.

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

Other Non-Operating Income (Expenses)
(in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Interest expense	$(80)	$(105)	$(165)	$(203)
Other income (expense)	$143	$33	$186	$(12)
Income tax benefit (provision)	$148	$(513)	$655	$(877)

Three Months:

Interest expense was $80,000, which was a decrease of $25,000 from 2008, as we no longer have our term loan outstanding and our principal balances were lowered on the remaining loans.

Other income was $143,000, which compared to $33,000 of other income for the same period in 2008.  This increase was due primarily to increased interest income of $44,000 due to the settlement of past due royalty payments combined with a gain related to a favorable insurance settlement for a water damaged asset of $60,000.

For the three months ended June 30, 2009, the Company recorded a $148,000 income tax benefit.  This benefit was a non-cash transaction and our effective tax rate was approximately 33%.  During the three months ended June 30, 2008, the Company recorded a $513,000 non-cash tax provision as the Company generated taxable income.

Six Months:

Interest expense was $165,000 for the six months ended June 30, 2009, which was a decrease of $38,000 from 2008, as we no longer have our term loan outstanding and principal balances were lower on our remaining loans.

Other (expense) income was $186,000 of income for the six months ended June 30, 2009, which compared to a $12,000 expense in the same period in 2008.  This increase was due primarily to increased foreign exchange transaction gains of $3,000 for the six months ended June 30, 2009, compared to $126,000 of losses during the same period in 2008.

For the six months ended June 30, 2009, the Company recorded a $655,000 income tax benefit.  This benefit was a non-cash transaction and our effective tax rate was approximately 9%.  This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangible assets in which the Company did not have a tax basis.  During the six months ended June 30, 2008, the Company recorded a $877,000 non-cash tax provision as the Company generated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended June 30, 2009 and 2008, are summarized as follows:

(in thousands)	2009	2008

Cash provided by (used for):
Operating activities	$1,351	$1,451
Investing activities	(6,427)	(1,310)
Financing activities	217	1,230
Effect of exchange rate changes on cash	(56)	38
Net (decrease) increase in cash and cash equivalents	$(4,915)	$1,409

Cash provided by operating activities was $1.35 million for the six months ended June 30, 2009, which was a decrease of $100,000 compared to the six months ended June 30, 2009.  This decrease was due to a net loss of $6.7 million during the first half of 2009, offset by a non-cash impairment charge of $5.4 million compared to net income of $1.3 million during the first half of 2008.  This net decrease in cash of $2.6 million was offset by the positive impact of our working capital, primarily net increases in our accounts receivable collections year over year.

Cash used for investing activities was $6.4 million for the six months ended June 30, 2009, which was an increase of $5.1 million from 2008.  This increase was primarily due to increased expenditures relating to property, plant and equipment, which was comprised of primarily tools for our new foundry project with IBM described below.

Cash provided by financing activities was $217,000 for the six months ended June 30, 2009, compared with $1.2 million in the same period in 2008.  This decrease was due to no exercises of stock options and warrants during the six months ended June 30, 2009, compared to $2.1 million for the same period in 2008.  The decrease was partially offset by increased payments on debt during 2008.  Our term loan was paid in full during August 2008.

Liquidity

We had $5 million in cash and cash equivalents at June 30, 2009, which included $3.9 million in our money market account.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $3.5 million available to us under the $4 million revolving secured credit facility.  This revolving secured credit facility expires on September 1, 2009.  We have no assurance that the revolving credit facility will be renewed or that the terms will be acceptable to the Company.  As of June 30, 2009, no balance was outstanding on the revolving credit facility.  We have given extended payment terms to our largest customer.  Progress payments have been paid in accordance with such commitment; however, the receivable would not presently be eligible for the existing borrowing base under the terms of the loan agreement governing our revolving credit facility.  This could have an adverse effect on the amount of funds we could borrow on the revolving credit facility.  We believe we have sufficient resources to fund current operations through at least the end of 2009, but not enough to fund the previously announced IBM foundry project unless our line of credit is extended or another source of financing is obtained.

IBM provides us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide its F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support for our IBM foundry project paid to date are approximately $6 million and we estimate an additional $6 million will be needed over the next year.  If we do not renew our line of credit or secure other equipment leases, the IBM foundry project could be delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain.  We may, however, be required to seek additional equity or debt financing.  Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders' interests.

Debt Instruments.  In September 2005, we entered into a loan agreement with Silicon Valley Bank, which provides for a $4 million revolving secured credit facility.  On June 24, 2009, our loan agreement with Silicon Valley Bank was amended to extend our revolving secured credit facility for the purposes permitted in the Amended Loan Agreement until September 1, 2009, during which period the Company intends to pursue negotiations of a new revolving secured credit facility with Silicon Valley Bank.  Interest on the revolving facility is set at a floating rate equal to the prime lending rate plus 0.50% per year, with a minimum interest rate of 6% per year and a commitment fee of $3,750 per quarter.  At June 30, 2009, the interest rate was 6%.  As of June 30, 2009, no balance was outstanding on the revolving facility.  Security for the loan agreement includes all assets except for real estate and specific assets secured by our leases. In addition, we entered into an intellectual property security agreement with Silicon Valley Bank that secures our obligations under the loan agreement by granting Silicon Valley Bank a security interest in our intellectual property. We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.  We were in compliance with all of debt covenants as of June 30, 2009.

We have started negotiations to renew our revolving secured credit facility with Silicon Valley Bank, which will provide us access to funds past the current September 1, 2009 expiration date that may be needed for future capital expenditures or working capital.  We have no assurance that the revolving credit facility will be renewed or that the terms will be acceptable to the Company.

The Company is also using equipment leasing for the required equipment to support our IBM foundry project.  Subsequent to June 20, 2009, we have obtained $700,000 of additional lease financing secured by specific equipment with a three year term.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of June 30, 2009, approximately $3.8 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling our headquarters or leasing a portion of our headquarters that we do not currently use.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to invest in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates.  Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect of approximately $2,000 of decreased interest income on our financial position, results of operations and cash flows.  If the yen strengthens against the dollar by 10%, the Company could have foreign currency transaction losses in amounts of up to $200,000.

The interest rate on our current revolving line of credit is set as a floating rate equal to the prime lending rate plus 0.5% per year, with a minimum interest rate of 6%.  If we had outstanding borrowings of $4 million under our existing revolving credit facility, the current credit limit, a 10% move in the interest rate over a one-year period would have no effect on income on our financial position, results of operations and cash flows, as we would not pay over the minimum interest charge of 6%.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu Limited in Japanese Yen and have limited accounts payable transactions in Canadian dollars.  However, payments from Japanese customers provide Yen currency for approximately 33% of our Fujitsu wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations.  We will continue to evaluate during 2009 our decision not to engage in currency hedging and may adjust our policy if deemed warranted.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  A first hearing in the Finmek cases has been scheduled in early 2010, and we intend to vigorously contest the trustee's claims.  We are unable to estimate any costs that we may incur as result of the trustee's claims and have not recorded any costs or liability in the consolidated financial statements as of June 30, 2009.

ITEM 1A.                      RISK FACTORS

As previously discussed under Part I, Item 2 of this quarterly report, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Our achievement of sustained profitability is uncertain.

We incurred a net loss during the six months ended June 30, 2009 of $6.7 million, of which $5.4 million was related to non-cash related impairment charges.  We recognized net income of $3.6 million for the year ended December 31, 2008.  Our ability to continue to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At June 30, 2009, our accumulated deficit was $220 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support for our IBM foundry project are estimated to be an additional $6 million over the next year.  If we do not renew our line of credit or secure other equipment leasing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data, and could prevent us from fulfilling our customers' orders.  We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

One of our customers has requested payment for losses resulting from in-field failures of one of our semiconductor memory products.  A charge of $815,000 was recorded in the quarter ended December 31, 2008 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from in-field failures of the products, which represents an amount within a range of the potential warranty claim that can be reasonably estimated with currently available information. Future estimates of this contingency and the final amount of the charge are subject to change. Negotiations are ongoing between the Company, its insurance carrier and the customer regarding the previously announced request for payment for losses resulting from in-field failures of one of our semiconductor memory products.  We do not have a basis for any change in the previously recorded loss contingency estimate at this time.  While we have insurance that applies to the customer's claim, we might be responsible for damages, fees and expenses, if any, should those amounts exceed, or not be covered by, the Company's product liability coverage, which would result in a significant cash expense to us and adversely affect our operating results.

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

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours.  In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers.  These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share.  Our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu, Texas Instruments, and NXP, as well as specialized product companies such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, excluding customer-sponsored research and development expenses, for the six months ended June 30, 2009, was $5 million, or 23% of our total revenue for the six months ended June 30, 2009.

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

We complete in certain markets with some of our F-RAM technology licensees, which may reduce our product sales.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the six months ended June 30, 2009, approximately 38% of our product sales revenue was generated by five major, direct sales and distributor, customers.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

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

If our amortized intangible assets become impaired, we may be required to record a significant charge to earnings.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile.  A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	or anticipated variations in our operating results;
•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share
•	announcements of technological innovations or new products by us or our competitors;
•	competition, including pricing pressures and the potential impact of competitors' products on our sales;
•	conditions or trends in the semiconductor memory products industry;
•	unexpected design or manufacturing difficulties;
•	any announcement of potential design or manufacturing defects in our products;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting was held in Colorado Springs, Colorado, on May 29, 2009.  Proxies for the meeting were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the 2009 Annual Meeting, the Company's stockholders elected the following seven persons as directors of the Company:

Name	Votes For	Votes Withheld

William G. Howard	21,460,681	2,459,080
William W. Staunton, III	21,461,176	2,458,585
Eric A. Balzer	21,457,889	2,461,872
William L. George	21,459,120	2,460,641
Jack L. Saltich	21,288,458	2,631,303
Theodore J. Coburn	21,618,627	2,301,134
Eric Kuo	20,887,633	3,032,128

The Company's stockholders also approved the ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC as independent auditors of the Company for the fiscal year ending December 31, 2009 by the following votes:

Votes For	Votes Against	Abstained

23,100,512	536,315	282,934

The items to be voted upon and ratified at the 2009 Annual Meeting were routine items (Directors and Auditor).  Brokers had discretionary authority to vote for both of these items if they did not receive voting instructions from the beneficial holders.  As a result, there were no broker non-votes for the 2009 Annual Meeting.

ITEM 6.                 EXHIBITS

(a)  Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION
(Registrant)

/s/   Eric A. Balzer
Eric A. Balzer
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date:  August 5, 2009