Form 10-Q
period 2009-09-30
RAMTRON INTERNATIONAL CORP
filed 2009-11-04
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Non-accelerated filer ☐                                                                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

27,166,551 shares	As of November 2, 2009
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,736	$9,900
Accounts receivable, less allowances of $1,103 and $811, respectively	8,670	11,274
Inventories	8,262	9,992
Deferred income taxes, net	207	266
Other current assets	1,144	1,110
Total current assets	23,019	32,542

Property, plant and equipment, net	14,871	5,635
Goodwill, net	--	1,971
Intangible assets, net	2,852	6,470
Deferred income taxes, net	5,823	5,174
Other assets	179	212
Total assets	$46,744	$52,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,709	$4,930
Accrued liabilities	1,508	3,131
Deferred revenue	645	645
Current portion of long-term debt	846	382
Total current liabilities	8,708	9,088
Deferred revenue	726	1,209
Long-term debt, less current portion	5,899	4,577
Total liabilities	15,333	14,874

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,741,551 and 27,687,927 shares issued and outstanding, respectively	277	275
Additional paid-in capital	250,969	249,875
Accumulated other comprehensive loss	(283)	(50)
Accumulated deficit	(219,552)	(212,970)
Total stockholders' equity	31,411	37,130
Total liabilities and stockholders' equity	$46,744	$52,004

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenue:
Product sales	$11,297	$17,095	$31,910	$46,093
License and development fees	179	179	538	537
Royalties	70	120	570	513
Customer-sponsored research and development	50	--	100	90
	11,596	17,394	33,118	47,233
Costs and expenses:
Cost of product sales	5,297	7,781	16,346	21,392
Research and development	2,982	3,235	7,955	9,191
Customer-sponsored research and development	52	--	112	47
General and administrative	1,213	1,716	4,182	5,273
Sales and marketing	1,733	2,408	5,433	6,641
Restructuring charge	40	--	827	--
Impairment charge	--	--	5,372	--
	11,317	15,140	40,227	42,544
Operating income (loss)	279	2,254	(7,109)	4,689
Interest expense	(92)	(78)	(257)	(281)
Other income (expense), net	51	(55)	237	(67)
Income (loss) before income tax (provision) benefit	238	2,121	(7,129)	4,341
Income tax (provision) benefit	(107)	(719)	547	(1,596)
Net income (loss)	$131	$1,402	$(6,582)	$2,745

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(24)	(188)	(233)	(399)
Comprehensive income (loss)	$107	$1,214	$(6,815)	$2,346

Net income (loss) per common share:
Basic and diluted:	$0.01	$0.05	$(0.24)	$0.10
Weighted average common shares outstanding:
Basic	26,841	26,563	26,840	26,190
Diluted	26,975	27,726	26,840	27,789

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands, except par value amounts)
(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2008	27,688	$275	$249,875	$(50)	$(212,970)	$37,130
Exercise of options	4	--	6	--	--	6
Stock-based Compensation expense	--	--	1,090	--	--	1,090
Issuance of restricted stock	50	2	(2)	--	--	--
Cumulative foreign currency translation adjustments	--	--	--	(233)	--	(233)
Net loss	--	--	--	--	(6,582)	(6,582)
Balances, September 30, 2009	27,742	$277	$250,969	$(283)	$(219,552)	$31,411

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Amounts in thousands)

	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net income (loss)	$(6,582)	$2,745
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	1,374	1,401
Amortization	233	459
Gain from asset disposition	(69)	--
Stock-based compensation	1,090	1,271
Deferred income taxes	(590)	1,528
Impairment charge	5,372	--
Imputed interest on note payable	42	50
Provision for inventory write-off, warranty charge, and scrap	456	366
Loss on abandonment of intangible assets	--	41

Changes in assets and liabilities:
Accounts receivable	2,604	(869)
Inventories	1,274	(2,845)
Accounts payable and accrued liabilities	(2,127)	1,015
Deferred revenue	(483)	(738)
Other	(1)	(146)
Net cash provided by operating activities	2,593	4,278

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,269)	(2,103)
Proceeds from insurance and sale of assets	87	--
Purchase of intellectual property	(45)	(24)
Net cash used in investing activities	(7,227)	(2,127)

Cash flows from financing activities:
Purchase of treasury stock	--	(42)
Principal payments on debt	(457)	(1,009)
Issuance of common stock	6	2,621
Net cash (used) provided by financing activities	(451)	1,570

Effect of foreign currency	(79)	(26)
Net increase (decrease) in cash and cash equivalents	(5,085)	3,721
Cash and cash equivalents, beginning of period	9,900	6,828
Cash and cash equivalents, end of period	$4,736	$10,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$264	$232
Cash paid for income taxes	$66	$182
Capital expenditures not yet paid	$1,673	$234
Net non-cash investing and financing activities:
Property, plant and equipment financed by capital leases	$2,201	--

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1.                 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Standards.  On September 30, 2009, we adopted changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial positions; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures (see Note 8), the adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB that specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders' equity is not considered a derivative instrument.  It further provides guidance in requiring that both an instrument's contingency exercise provisions and its settlement provisions be evaluated for determining whether the instrument (or embedded feature) is indexed solely to an entity's own stock.  This adoption did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by FASB to accounting for business combinations.  These changes require acquired assets and assumed liabilities to be re-measured at fair value as of the acquisition date, liabilities related to contingent consideration to be measured at fair value in each subsequent reporting period, and all acquisition-related costs in pre-acquisition periods to be expensed.  We will apply these standards to any business combination beginning in 2009 and therefore, adoption of these standards did not have an effect on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by FASB regarding consolidation accounting and reporting.  Under these changes, non-controlling interests (e.g., minority interests) in subsidiaries are measured initially at fair value and classified as a separate component of equity and the amount of net income attributable to non-controlling interests is included in consolidated net income.  These changes also require entities to apply the measurement requirements prospectively and to apply the presentation and disclosure requirements retrospectively to comparative financial statements.  The adoption of these provisions did not impact our consolidated financial statements.

NOTE 2.                 BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at September 30, 2009 and for the nine months ended September 30, 2009 and 2008, and the audited balance sheet at December 31, 2008 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as "subsequent events."  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact our consolidated financial statements.  We evaluated for disclosure subsequent events that have occurred up to November 4, 2009, the date of issuance of our financial statements.  The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our goodwill and intangible asset impairment tests, and the valuation of stock-based compensation.  The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008, which includes all disclosures required by GAAP.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of expected operating results for the full year.

NOTE 3.                 RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, the Company developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the current economic climate.  The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in the Company's workforce.  We also incurred charges in the quarter ended September 30, 2009 primarily relating to employee relocation costs associated with the closing of our Montreal design center.

The following table sets forth the accounting and balances of our restructuring expenses and expected charges for the duration of the plan:

(in thousands)	Termination Benefits	Contract Termination Costs	Other Costs	Total

Balance at December 31, 2008	$--	$--	$--	$--
Provision recorded for six months ended June 30, 2009	494	269	24	787
Cash payments	(339)	--	(12)	(351)
Balance at June 30, 2009	155	269	12	436

Provision/(Adjustments) recorded for period ended September 30, 2009	(32)	--	72	40
Cash payments	(112)	(14)	(51)	(177)
Balance at September 30, 2009	$11	$255	$33	$299

Expected charges for three months ending December 31, 2009	62	--	$33	$95

NOTE 4.                 INVENTORIES

Inventories consist of:

(in thousands)	September 30, 2009	December 31, 2008
	(unaudited)

Finished goods	$3,048	$3,409
Work in process	5,214	6,583
	$8,262	$9,992

NOTE 5.                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

(in thousands)	September 30, 2009	December 31, 2008
	(unaudited)

Goodwill	--	$5,914
Accumulated amortization	--	(3,943)
Goodwill, net	--	$1,971

Patents and core technology	$6,176	$10,603
Accumulated amortization	(3,324)	(4,133)
Intangible assets, net	$2,852	$6,470

Long-lived assets, including property and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable.  Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends.  Based upon economic conditions, which the Company expects to continue and the Company's decision to close its Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center.  The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005.  As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property.  If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value.  The Company determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management's assumptions in regards to future cash flows.  This was a Level III input as defined by the FASB.  Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

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

Fair value of our reporting unit was determined by our market capitalization, which was determined using Nasdaq quoted market values for Step 1 of the test.  This was a Level I input.

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

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 were $61,000 and $151,000, respectively.  Estimated amortization expense for intangible assets is $62,000 for the remainder of 2009, $250,000 annually for the years ending 2010 through 2013, and $1.8 million thereafter.

Expenditures incurred to renew or extend the life of intangible assets are expensed.

NOTE 6.                 SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2009, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

Percentage of Company Total

Sales	8%
Accounts receivable	18%
Inventory	16%

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

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products.  This charge represented an amount within a range of a potential warranty claim that could be reasonably estimated with currently available information at this time.

During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability to $790,000.  On September 4, 2009, we entered into a settlement agreement and mutual release that resolved all matters related to this warranty issue.  As a result of the settlement and related insurance reimbursement, we recorded a $132,000 credit against cost of sales during the quarter ended September 30, 2009.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  A first hearing in the Finmek cases has been scheduled in early 2010, and we intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee's claims and have not recorded any expense or liability in the consolidated financial statements as of September 30, 2009.

The Company is involved in other legal matters in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.                 LONG-TERM DEBT

(in thousands)	September 30, 2009	December 31, 2008
	(unaudited)

Long-term debt:
Capitalized lease	$2,092	$--
National Semiconductor promissory note	892	1,100
Mortgage note	3,761	3,859
	6,745	4,959

Long-term debt current maturities	(846)	(382)
Total	$5,899	$4,577

On August 18, 2009, the Company executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a ..375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  The Company plans to draw upon loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of September 30, 2009 was $1.4 million reflecting the $1.1 million of letters of credit outstanding.

We are required to comply with certain covenants under the loan agreement, including minimum EBITDA measured quarterly and minimum quick ratio measured monthly.  We were in compliance with all of our debt covenants as of September 30, 2009.

On August 18, 2009, the Company also entered into an Amended and Restated Intellectual Property Security Agreement ("Amended IP Security Agreement") with SVB that secures the Company's obligations under the Amended Loan Agreement by granting SVB a security interest in all of the Company's right, title and interest in, to and under its intellectual property.

The Company entered into a two-year capital lease in June 2009 totaling $557,000.  Minimum annual lease payments, including effective interest of 10.25%, are $179,000, $306,000 and $128,000 for the years 2009 through 2011.  The Company depreciates the related asset over the estimated economic life as the lease contains a bargain purchase option.  To protect the capital lessor in case of default, the Company obtained a standby letter of credit in favor of the lessor for $278,000 expiring June 20, 2010.

As of September 30, 2009, the Company entered into a three-year capital lease agreement totaling $700,000.  Minimum annual lease payments, including effective interest of 10.11%, are $82,000, $247,000, $247,000 and $165,000 for the years 2009 through 2012.  The Company depreciates the related assets over the estimated economic life as the lease contains a bargain purchase option.

The Company also secured a commitment on 30-month capital lease totaling $1,620,000.  The effective interest rate is 10.25% and will become effective on November 1, 2009.  The Company obtained a standby letter of credit of $800,000 in favor of the lessor expiring June 15, 2012.  The amount of the letter of credit decreases proportionately to the reduction of the principal balance each year.  The Company received an advance of $945,000 in September 2009, which was used to pay for progress payments made on the related leased equipment.

In April 2004, the Company entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of September 30, 2009, the present value of this promissory note is $892,000.  The Company discounted the note at 5.75%.  The face value of this note as of September 30, 2009 was $1,000,000.

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

Maturities of the Company's outstanding promissory notes and leases are as follows as of September 30, 2009:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt obligations	$173	$1,259	$1,089	$964	$418	$3,112	$7,015
Less amount representing interest							(270)
Total debt							$6,745

The carrying amounts and fair values of our long-term debt, which are our only material financial instruments, are as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

National semiconductor promissory note	$892	$874	$1,100	$1,094
Mortgage note	3,761	3,690	3,859	3,921
	$4,653	$4,564	$4,959	$5,015

The above fair values were computed based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 9.                 STOCK-BASED COMPENSATION

Stock-based Compensation Plans

The Company has one active stock option plan: the 2005 Incentive Award Plan (the "2005 Plan").  The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan.  The Plan reserves a total of 5,000,000 shares of the Company's common stock for issuance, plus the number of shares available from the 1995 Stock Option Plan that were not granted thereunder or which have or may become available as a result of forfeitures or cancellations of grants under that plan and permits the issuance of non-qualified stock options.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans.  The maximum term of each grant is ten years under the Plan.  The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock.  As of September 30, 2009, the Company had not granted any incentive stock options.

The number of shares available for future grant under the 2005 plan was 188,698 as of September 30, 2009.

Total stock-based compensation recognized in our consolidated statement of income for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Income Statement Classifications:
Cost of Sales	$23	$40	$50	$118
Research and development	80	118	230	279
Sales and marketing	54	111	161	201
General and administrative	219	377	649	673
Total	$376	$646	$1,090	$1,271

Stock Options

As of September 30, 2009, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized over a weighted-average period of 2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The assumptions used to value option grants for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Risk free interest rate	2.5%	3.5%	2.7%	3.4%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6 yrs	6.25 yrs	6 yrs	6.25 yrs
Expected volatility	68%	66%	68%	67%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2009 and 2008 were $0.98 and $2.42, respectively.

The following table summarizes stock option activity related to the Company's Plans for the nine months ended September 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Outstanding at December 31, 2008	6,201	$3.24
Granted	42	$1.57
Exercised	(4)	$1.88
Expired/Forfeited	(464)	$2.82
Outstanding at September 30, 2009	5,775	$3.26	5.59	1,176
Exercisable at September 30, 2009	4,275	$3.34	4.73	677

The intrinsic value was calculated as the difference between the market value as of September 30, 2009 and the exercise price of the shares.  The closing market value as of September 30, 2009 was $2.53 as reported by the Nasdaq Global Market.

Restricted Stock

As of September 30, 2009, the Company had 575,000 shares of restricted stock outstanding that vest over a three year period based upon service and performance conditions, 50,000 shares of restricted stock outstanding that vest over a one year period based upon a service condition, and 273,250 shares outstanding that vest over a three year period based upon a service condition.  The Company is no longer accruing stock-based compensation expense related to the 575,000 shares with a performance condition, as we do not anticipate the achievement of the performance conditions.  On October 20, 2009, the Compensation Committee of the Board of Directors cancelled the 575,000 shares and the shares returned to the status of authorized but unissued shares available for future issuance under the 2005 Plan.  As of September 30, 2009, there was approximately $312,000 of unrecognized compensation costs related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.91 years, excluding the performance-based awards.  These awards were valued based upon the market value of the common stock on the date of grant.

A summary of non-vested restricted shares during the nine months ended September 30, 2009 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2008	848	$2.36
Granted	50	$1.85
Forfeited	--	--
Vested/Released	--	--
Outstanding at September 30, 2009	898	$2.33

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

A summary of the Company's restricted stock units as of September 30, 2009 are as follows:

(in thousands)	Number of Restricted Units	Aggregate Intrinsic Value

Outstanding at December 31, 2008	118
Grants	--
Forfeited	(16)
Vested/Released	--
Outstanding at September 30, 2009	102	$256

As of September 30, 2009, there was approximately $97,000 remaining in unrecognized compensation costs.  The cost is expected to be recognized through 2011 with a weighted-average recognition period of 2.2 years.

NOTE 10.                      INCOME TAXES

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.

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

For the nine months ended September 30, 2009, the Company recorded a $547,000 income tax benefit.  The benefit recorded was a non-cash transaction.

For the nine months ended September 30, 2009, the Company's effective rate was approximately 8%.  This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangibles where the Company did not have a tax basis.

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

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2009 and 2008:

(in thousands, except per share amounts)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net income (loss)	$131	$1,402	$(6,582)	$2,745

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,738	27,125	27,688	26,125
Less: Non-vested restricted stock at beginning of period	(898)	(575)	(848)	(655)
Weighted average common shares issued during period	1	13	--	720
Weighted average common shares at end of period - basic	26,841	26,563	26,840	26,190

Effect of other dilutive securities:
Options	--	994	--	1,226
Restricted stock	134	--	--	16
Warrants	--	169	--	357
Weighted average common shares at end of period - diluted	26,975	27,726	26,840	27,789
Net income (loss) per share:
- basic and diluted	$0.01	$0.05	$(0.24)	$0.10

As of September 30, 2009 and 2008, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company.  The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Options	5,775	3,123	5,775	2,056
Restricted stock/units	866	--	953	--

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

Results for the quarter ended December 31, 2008 included a charge of $815,000 against cost of product sales as an estimate of a loss contingency to cover anticipated customer warranty and associated costs arising from previously announced in-field failures of one of our products.  This charge represented an amount within a range of a potential warranty claim that could be reasonably estimated with currently available information at this time.

During the three months ended March 31, 2009, the Company paid $25,000 to our insurance company for our deductible and reduced our liability to $790,000.  On September 4, 2009, we entered into a settlement agreement and mutual release that resolved all matters related to this warranty issue.  As a result of the settlement and related insurance reimbursement, we recorded a $132,000 credit against cost of sales during the quarter ended September 30, 2009.

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

Business Highlights:

On August 18, 2009, the Company executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a ..375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  The Company plans to draw upon loan facility for working capital purposes as required.

On August 18, 2009, the Company also entered into an Amended and Restated Intellectual Property Security Agreement ("Amended IP Security Agreement") with SVB that secures the Company's obligations under the Amended Loan Agreement by granting SVB a security interest in all of the Company's right, title and interest in, to and under its intellectual property.

On September 4, 2009, we has entered into a settlement agreement and mutual release with one of our customers that resolves all matters related to the previously announced in-field failures of one of the Company's semiconductor memory products.  As a result of the settlement, and after an insurance reimbursement and a credit for future product deliveries, we recognized a benefit of approximately $132,000 on our third-quarter income statement. We had previously recorded a charge of $815,000 in connection with the matter.

Three-Month Financial Highlights:

Total revenue for the three months ended September 30, 2009 was $11.6 million, which was a decrease of 34% from $17.4 million for the same period in 2008.

The Company recorded a restructuring charge of $40,000 during the three months ended September 30, 2009 related to restructuring and cost saving measures that were implemented in March 2009.

Net income was $131,000, or $0.01 per share, for the three months ended September 30, 2009, compared with net income of $1.4 million, or $0.05 per share, for the three months ended September 30, 2008.  Results for the three months ended September 30, 2009 included a restructuring charge of $40,000; no such charges were booked in 2008.

Product gross margin for the three months ended September 30, 2009 was 53%, compared with 54% for the three months ended September 30, 2008.

Nine-Month Financial Highlights:

Total revenue for the nine months ended September 30, 2009 was $33.1 million, which was decrease of 30% from $47.2 million for the same period in 2008.

The Company recorded restructuring expenses and impairment charges of $6.2 million during the nine months ended September 30, 2009, primarily due to severance payments and accruals, and goodwill and intangible asset impairment charges.

Net loss was $6.6 million, or $(0.24) per share, for the nine months ended September 30, 2009, compared with net income of $2.3 million, or $0.10 per share, for the nine months ended September 30, 2008.  Results for the nine months ended September 30, 2009 included restructuring and impairment charges of $6.2 million; no such charges were recorded in 2008.

Product gross margin for the nine months ended September 30, 2009 was 49%, compared with 54% for the nine months ended September 30, 2008.

Product Revenue Highlights:

Product revenue was $11.2 million for the three months ended September 30, 2009, which was 34% lower than product revenue of $17 million for the three months ended September 30, 2008.

Integrated product revenue was $2.6 million, or 23% of F-RAM product revenue, compared with $5.1 million, or 30% of F-RAM revenue, for the third quarter of 2008.

Product Highlights:

On July 29, 2009, we launched our second parallel device in a family of new parallel and serial F-RAM products that offer higher-speed read/write performance and lower voltage operation. The latest device in our V-Family of F-RAM products is the FM28V020, a 256-Kilobit (Kb), 2.0 to 3.6-volt, parallel nonvolatile RAM in an industry standard 28-pin SOIC package that features fast access, NoDelay™ writes, virtually unlimited read/write cycles, and low power consumption.  The FM28V020 may be used as a drop-in replacement for battery-backed SRAM in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others.

On September 1, 2009, we expanded our line of AEC-Q100-specified F-RAM memory devices, qualifying the FM25L16-GA, a 16-Kilobit (Kb) serial F-RAM to operate over the Grade 1 automotive temperature range of -40 to +125 degrees Celsius.  The FM25L16-GA is part of Ramtron’s growing family of Grade 1 and Grade 3 AEC-Q100-qualified automotive memory products.

On October 6, 2009, we began beta sampling our first MaxArias™ wireless memory product to customers across several industries.  Our MaxArias wireless memory combines the low power, high speed, and high endurance features of our nonvolatile F-RAM memory technology with wireless access to enable innovative data collection capabilities for a broad range of applications.  The Company's first family of wireless memory devices, named the MaxArias WM710xx product line, features F-RAM memory with passive UHF EPCglobal Class-1 Generation-2 wireless access in a transponder IC with 4-, 8-, and 16-Kilobit user memory densities.  The WM710xx family is ideal for applications spanning many industries including aircraft/industrial manufacturing, inventory control, maintenance tracking, building security, electronic toll collection, pharmaceutical tracking, and product authentication, among others.

PERIOD COMPARISONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenue
(in thousands, except average selling price)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Product sales	$11,297	$17,095	$31,910	$46,093
% change compared to prior period	(34%)		(31%)
Units shipped	14,167	24,700	38,546	62,600
% change compared to prior period	(43%)		(38%)
Average selling price	$0.80	$0.71	$0.83	$0.74
% change compared to prior period	13%		12%
Other revenue	$299	$299	$1,208	$1,140
% change compared to prior period	0%		1%
Total revenue	$11,596	$17,394	$33,118	$47,233
% change compared to prior period	(33%)		(30%)

Three Months:

Average selling price (ASP) increased 13% compared to the three months ended September 30, 2008.  This increase was due to lower unpackaged chip sales, which have a lower ASP, combined with increased sales of high density products, which have a higher ASP.  Product revenue was $11.3 million, which was a decrease of $5.8 million from 2008.  This decrease was due primarily to the poor world-wide economic conditions, combined with our distributors reducing their inventory levels.

Other revenue, consisting of license and development fees, royalty income, and customer-sponsored research and development was $299,000.  There was no change from the prior nine-month period.

Nine Months:

ASP increased 12% compared to the nine months ended September 30, 2009.  This increase was due to a lower percentage of total sales being unpackaged chip sales, which have a lower ASP and a higher percentage of sales being our high density products that have a higher ASP.  Product revenue was $31.9 million, which was a decrease of $14.1 million from 2008.  This decrease was due primarily to the poor world-wide economic conditions combined with our distributors reducing their overall inventory levels, which resulted in significantly lower unit sales compared to the prior nine-month period.

Other revenue, consisting of license and development fees, royalty income, and customer-sponsored research and development was $1.2 million, which was an increase of $68,000 from 2008.  This increase was due primarily to settlement of past due royalties from one customer.

Cost of Product Sales
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cost of product sales	$5,297	$7,781	$16,346	$21,392
Gross margin percentage	53%	54%	49%	54%

Three Months:

Cost of product sales was $5.3 million, which was a decrease of $2.5 million from 2008.  This decrease was due to a $5.8 million decrease in product sales.  Gross product margin decreased to 53%.  The gross product margin decrease was due to higher raw material prices as result of the stronger Japanese Yen currency relative to the US Dollar.

Nine Months:

Cost of product sales was $16.4 million, which was a decrease of $5 million from 2008.  This decrease was due to a $14.1 million decrease in product sales.  Gross product margin decreased to 49%.  The gross product margin decrease was due to higher raw material prices because of the stronger Japanese Yen currency compared to the US Dollar and increased fixed overhead variances due to less production volume to absorb these costs.

Research and Development Expense
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Research and development expense (including customer-sponsored research and development)	$3,034	$3,235	$8,067	$9,238
Percent of total revenue	26%	19%	24%	20%

Three Months:

Research and development expense, including customer-sponsored research and development expense, was $3 million, which was a decrease of $200,000 from 2008.  This decrease was due primarily to a $500,000 reduction in intellectual property amortization, depreciation, rent and compensation expenses as a result of the closure of our Montreal design center during the first quarter of 2009.  The Company also reduced headcount at our corporate headquarters in the first quarter coupled with an overall salary reduction initiative, which lowered expenses approximately $100,000 compared to the prior quarter.  These amounts were offset by processing expenses of $400,000 relating to our IBM foundry project.

Nine Months:

Research and development expense, including customer-sponsored research and development expense, was $8.1 million, which was a decrease of $1.1 million from 2008.  This decrease was due primarily to a $950,000 reduction in intellectual property amortization, depreciation, rent and compensation expenses as a result of the first-quarter 2009 restructuring, combined with less overall salary expense due to headcount, and salary reductions of $300,000 offset by processing expenses of $400,000 related to our IBM foundry project.

Sales and Marketing Expense
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Sales and marketing expense	$1,733	$2,408	$5,433	$6,641
Percent of total revenue	15%	14%	16%	14%

Three Months

Sales and marketing expense was $1.7 million, which was a decrease of $675,000 from 2008.  This decrease was due primarily to a $100,000 reduction in sales salaries related to our cost reduction initiative coupled with reduced outside rep commissions and travel expenses of $250,000, which were related to reduced sales and cost reductions.  Also, we had major trade show expenditures in the three-month period September 30, 2008 of $150,000 compared to no corresponding expense in 2009.

Nine Months

Sales and marketing expense was $5.4 million, which was a decrease of $1.2 million from 2008.  This decrease was due primarily to a $720,000 decrease in commission and salary expenses combined with a $350,000 reduction in travel expenses compared to the prior year period.

General and Administrative Expense
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

General and administrative expense	$1,213	$1,716	$4,182	$5,273
Percent of total revenue	10%	10%	13%	11%

Three Months

General and administrative expenses were $1.2 million, which was a decrease of $503,000 from 2008.  This decrease was due primarily to a $350,000 decrease in management and employee variable compensation accruals, salary, and stock-based compensation, combined with a $200,000 reduction in outside services and fees compared to the year-ago quarter.

Nine Months

General and administrative expenses were $4.1 million, which was a decrease of $1.1 million from 2008.  This decrease was due primarily to a $1.1 million decrease in management and employee variable compensation accruals compared to the nine months ended September 30, 2008.

Restructuring and Impairment
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Restructuring expense	$40	--	$827	--
Impairment charge	--	--	$5,372	--

Three Months

We incurred $40,000 in charges relating to employee relocation expenses as part of the closing of our Montreal design center.  All restructuring charges are expected to be fully recorded by December 31, 2009.

Nine Months

Restructuring expenses of $827,000 for the nine months ended September 30, 2009 resulted from the termination of benefits paid to employees as part of our 14% reduction in our workforce, combined with contract termination costs associated with our building lease at our Montreal design center, and certain employee relocation charges.

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

Other Non-Operating Income (Expenses)
(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Interest expense	$(92)	$(78)	$(257)	$(281)
Other income (expense)	$51	$(55)	$237	$(67)
Income tax benefit (provision)	$(107)	$(719)	$547	$(1,596)

Three Months

Interest expense was $92,000, which was an increase of $14,000 from 2008.  This was primarily due to interest on our capital leases that were obtained during the quarter ended September 30, 2009.

Other income for the three months ended September 30, 2009 was $51,000 compared to $55,000 of other expense for the same period in 2008.  This change of $106,000 was due primarily gains on Japanese currency of $42,000 compared to a $109,000 loss in the prior year period due to timing of our Yen purchases and related payments during the quarter.

For the three months ended September 30, 2009, the Company recorded a $107,000 income tax provision.  This provision was a non-cash transaction and our effective tax rate was approximately 45%.  The effective tax rate is impacted by non-deductable permanent tax differences and foreign and state tax provisions, combined with a small pre-tax income amount for the quarter.  During the three months ended September 30, 2008, the Company recorded a $719,000 non-cash tax provision based upon pre-tax income of $2.1 million.

Nine Months

Interest expense was $257,000 for the nine months ended September 30, 2009, which was a decrease of $24,000 from 2008.  We no longer have our term loan outstanding and principal balances were lower on our remaining loans offset by increased interest on our capital leases.

Other income was $237,000 for the nine months ended September 30, 2009 compared to a $67,000 expense in the same period in 2008.  This change was due primarily to increased foreign exchange transaction gains of $46,000 compared to $235,000 of foreign currency losses during the same period in 2008.

For the nine months ended September 30, 2009, the Company recorded a $547,000 income tax benefit.  This benefit was primarily a non-cash transaction and our effective tax rate was approximately 8%.  This lower effective rate is due to the write-off of approximately $5.4 million in goodwill and other intangible assets in which the Company did not have a tax basis.  During the nine months ended September 30, 2008, the Company recorded a $1.6 million non-cash tax provision as the Company generated pre-tax income of $4.3 million compared to a pre-tax loss of $7.1 million for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are summarized as follows:

(in thousands)	2009	2008

Cash provided by (used for):
Operating activities	$2,593	$4,278
Investing activities	(7,227)	(2,127)
Financing activities	(451)	1,570
Effect of exchange rate changes on cash	(79)	(26)
Net (decrease) increase in cash and cash equivalents	$(5,164)	$3,695

Cash provided by operating activities was $2.6 million for the nine months ended September 30, 2009, which was a decrease of $1.7 million compared to the nine months ended September 30, 2008.  This net decrease from net income, compared to the prior nine month period after taking into account the non-cash impairment charge and other non-cash charges were $6.5 million.  This net decrease was offset by the positive effect of our working capital, primarily net increases in our accounts receivable collections and a net inventory reduction year over year, offset by net reduction in our accounts payable.  The net positive cash flow effects of our working capital changes year over year were $4.8 million.

Cash used for investing activities was $8.5 million for the nine months ended September 30, 2009, which was an increase of $6.4 million from 2008.  This increase was due to increased expenditures relating to property, plant and equipment, which was primarily comprised of tools for our new foundry project with IBM described below.

Cash used by financing activities was $451,000 for the nine months ended September 30, 2009, compared with a cash provision of $1.5 million in the same period in 2008.  This decrease was due to minimal exercises of stock options and warrants during the nine months ended September 30, 2009, compared to $2.6 million for the same period in 2008.  The decrease was partially offset by increased payments on debt during 2008.  Our term loan was paid in full during August 2008.

Liquidity

We had $4.7 million in cash and cash equivalents at September 30, 2009, which included $2.3 million in our money market account.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $1.4 million available to us under the $6 million secured line of credit facility.  This secured line of credit facility expires on August 18, 2011.  As of September 30, 2009, no balance was outstanding on the secured line of credit facility.  We have given extended payment terms to our largest customer.  Progress payments have been paid in accordance with such commitment; however, the receivable would not presently be fully eligible for the existing borrowing base under the terms of the loan agreement governing our secured line of credit facility.  This could have an adverse effect on the amount of funds we could borrow on the secured line of credit facility.  We believe we have sufficient resources to fund current operations through at least the end of 2010.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support for our IBM foundry project paid to date are approximately $8 million and we estimate an additional $5 million will be needed over the next year.  If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain.  We may, however, be required to seek additional equity or debt financing.  Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders' interests.

Debt Instruments.  On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of September 30, 2009 was $1.4 million reflecting the $1.1 million of letters of credit outstanding.  An insufficient amount of funds available under our secured line of credit facility could cause of us to delay or cancel the IBM foundry project.

We are using equipment leases for the required equipment to support our IBM foundry project.  We have obtained $2.9 million of lease financing secured by specific equipment with terms averaging 30 months.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of September 30, 2009, approximately $3.8 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling our headquarters or leasing a portion of our headquarters that we do not currently use.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to invest in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates.  Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates over a one-year period would have an immaterial effect of approximately $2,000 of decreased interest income on our financial position, results of operations and cash flows.  If the yen strengthens against the dollar by 10%, the Company could have foreign currency transaction losses in amounts of up to $100,000.

The interest rate on our current secured line of credit facility is set as a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per year.  If we had outstanding borrowings of $6 million under our existing secured line of credit facility, the current credit limit, a 10% move in the interest rate over a one-year period would have an approximate $36,000 effect on our results of operations and cash flow.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are transacted in U.S. dollars. We purchase wafers from Fujitsu Limited in Japanese Yen and have limited accounts payable transactions in Canadian dollars.  However, payments from Japanese customers provide Yen currency for approximately 36% of our Fujitsu wafer purchase costs. We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations.  Not only do we get paid in Yen from our Japanese vendors, we also have established a Yen multi-currency account and at various times throughout the year we purchase Yen to offset our payable balances in Yen.  This effectively reduces our net exposure to Yen fluctuation against the U.S. Dollar.  We will continue to evaluate during 2009 our decision not to engage in foreign currency hedging and may adjust our policy if deemed warranted.

Interest payable on the Company's mortgage note is fixed at 6.17% over the term of the loan.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls over Financial Reporting.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

During the quarter ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  A first hearing in the Finmek cases has been scheduled in early 2010, and we intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible liability that we may incur as result of the trustee's claims and have not recorded any costs or liability in the consolidated financial statements as of September 30, 2009.

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

We incurred a net loss during the nine months ended September 30, 2009 of $6.6 million, of which $5.4 million was related to non-cash impairment charges.  We recognized net income of $3.7 million for the year ended December 31, 2008.  Our ability to continue to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At September 30, 2009, our accumulated deficit was $220 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support for our IBM foundry project are estimated to be an additional $5 million over the next twelve months.  If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

The worldwide economic slowdown and tightening of credit in the financial markets may impact the businesses of our customers, which could have an adverse effect on our business, financial condition or results of operations.  During the first three quarters of 2009, we have experienced a slowdown in overall order flow, particularly from automotive customers as the production of high-end navigation and entertainment systems softened and from our distributors reducing their overall inventory levels.  We anticipate that this trend may continue throughout the year-end 2009 as economic conditions tighten for semiconductor products.

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

We currently rely on foundry services from Fujitsu and Texas Instruments to manufacture our F-RAM products.  In addition, we will rely on foundry services we expect to be available from IBM in 2010 for the manufacture of our products.   These foundry agreements may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable and the engagement of other foundry services will become necessary and may require capital investment and related cash funding.  In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products.  Reliance on limited foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.  Although we continuously evaluate sources of supply and may seek to add additional foundry capacity, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. We are also subject to the risks of service disruptions and raw material shortages affecting our foundry suppliers, which could also result in additional costs or charges to us.  We also rely on domestic and international subcontractors for packaging and testing of products, and are subject to risks of disruption of these services and possible quality problems.  The occurrence of any supply or other problem resulting from these risks could have a material adverse effect on our revenue and results of operations.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, including customer-sponsored research and development expenses, for the nine months ended September 30, 2009, was $8.1 million, or 24% of our total revenue for the nine months ended September 30, 2009.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the nine months ended September 30, 2009, approximately 38% of our product sales revenue was generated by five major, direct sales and distributor, customers.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars.  At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers provide yen currency for approximately 36% of our wafer purchase costs.  We do not use financial derivatives to hedge our prices; therefore, we have some exposure to foreign currency price fluctuations.  As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile.  A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;
•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share
•	announcements of technological innovations or new products by us or our competitors;
•	competition, including pricing pressures and the potential impact of competitors' products on our sales;
•	conditions or trends in the semiconductor memory products industry;
•	unexpected design or manufacturing difficulties;
•	any announcement of potential design or manufacturing defects in our products;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management.

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

We also entered into a preferred shares rights agreement with Citicorp N.A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors.  On July 1, 2007, Computershare Trust Company, N.A. assumed these duties as rights agents.

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

Date:  November 4, 2009