Form 10-K
period 2009-12-31
RAMTRON INTERNATIONAL CORP
filed 2010-02-18
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  0-17739

RAMTRON INTERNATIONAL CORPORATION
____________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	84-0962308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Ramtron Drive, Colorado Springs, CO	80921
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code:                                                                                     (719) 481-7000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	Nasdaq Global Market
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act of 1934.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act).  Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was $30,570,411 based on the closing price of our common stock as reported on the Nasdaq Global Market.

As of February 16, 2010,  27,269,087 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Item 1.   BUSINESS

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM).  F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. For many of our customers, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for higher-margin sales.

We also integrate wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection into our devices. This has enabled new classes of products that address the growing market need for more functional, efficient and cost effective semiconductor products.

2009 Product Highlights and Other Achievements

We announced the FM24CL32 and FM24L256, which are 32-Kilobit (Kb) and 256Kb, 2.7- to 3.6-volt nonvolatile F-RAM memory devices with a high-speed serial I2C memory interface. The devices provide high-performance data collection memory in a small, 8-pin package, that cuts costs and reduces board space in a range of applications from multi-function printers to industrial motor controllers.

We announced the availability of our 4-megabit (Mb) and 8Mb F-RAM memories in a streamlined FBGA package.  The FM22LD16 and FM23MLD16 are 4Mb and 8Mb, 3-volt, parallel nonvolatile RAMs in 48-pin ball grid array (FBGA) packages that target battery-backed SRAM replacement in industrial control systems such as robotics, network and data storage applications, multi-function printers, auto navigation systems and a host of other SRAM-based system designs.

Our FM22L16 4-Mbit (Mb) F-RAM was been selected by SBS Science & Technology Co., Ltd. (SBS) for use in an innovative solid-state disk (SSD) data storage device.  Headquartered in Shenzhen, China, SBS specializes in the research, development, and manufacturing of international standards-based embedded hardware and software that targets industrial automation markets, such as railway transportation, electric power, medical equipment, and motion control applications.  The unique feature set, combined with 4-megabits of data storage capacity, makes the Company's FM22L16 a compelling solution for SBS in their industrial SSD product.

We launched several new devices in our family of parallel and serial F-RAM products that offer higher-speed read/write performance, lower voltage operation, and optional device features. The newest serial devices in our V-Family of F-RAM products are the 256Kb FM24V02 and FM25V02, the 512Kb FM24V05, and the 1Mb FM24V10. The devices are drop-in replacements for 256Kb, 512Kb and 1Mb serial Flash and serial EEPROM memories in industrial controls, metering, medical, military, gaming, and computing applications, among others. We also launched our second parallel V-Family F-RAM device. The FM28V020 is a 256-Kilobit (Kb), 2.0 to 3.6-volt, parallel nonvolatile RAM in an industry standard 28-pin SOIC package that may be used as a drop-in replacement for battery-backed SRAM in industrial control, metering, medical, automotive, military, gaming, and computing applications, among others.

We announced that two of our nonvolatile state savers, the FM1105-GA and FM1106-GA, have received AEC-Q100 Grade 1 qualification.  The state saver device saves the state of signals on demand and restores them to the correct state automatically upon power up.  F-RAM technology uniquely enables this capability due to its fast write time, virtually unlimited write endurance, and low-power requirements.  The Grade 1 temperature qualification allows the FM1105-GA and FM1106-GA to operate over the entire automotive temperature range of -40 to +125 degrees C, enabling designers to benefit from those F-RAM products in systems throughout the car.

We expanded our line of AEC-Q100-specified F-RAM memory devices, qualifying the FM25L16-GA, a 16Kb serial F-RAM to operate over the Grade 1 automotive temperature range of -40 to +125 degrees Celsius.  The FM25L16-GA is part of the Company's growing family of Grade 1 and Grade 3 AEC-Q100-qualified automotive memory products.

We began beta sampling our first MaxArias™ wireless memory product to customers across several industries.  Our MaxArias wireless memory combines the low power, high speed, and high endurance features of our nonvolatile F-RAM memory technology with wireless access to enable innovative data collection capabilities for a broad range of applications.  The Company's first family of wireless memory devices, named the MaxArias WM710xx product line, features F-RAM memory with passive UHF EPCglobal Class-1 Generation-2 wireless access in a transponder IC with 4-, 8-, and 16-Kb user memory densities.  We believe the WM710xx family will be ideal for applications spanning many industries including aircraft/industrial manufacturing, inventory control, maintenance tracking, building security, electronic toll collection, pharmaceutical tracking, and product authentication, among others.

Financial Information by Segment

Our operations are conducted through one business segment, our semiconductor business.  Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

2009 Overview of Business

On February 9, 2009, the Company entered into a foundry services agreement with International Business Machines Corporation ("IBM"). Pursuant to the agreement, our F-RAM semiconductor process technology will be installed in IBM's Burlington, Vermont, advanced wafer manufacturing facility to produce our products on IBM's standard 180-nanometer CMOS wafer process. We expect the new foundry supply from IBM to enable the Company to produce its existing products more cost-effectively and expedite the introduction of new F-RAM semiconductor products. The first commercial production of our F-RAM products from the IBM foundry is anticipated in the second half of 2010 or early in 2011.  The term of the Custom Sales Agreement extends through December 31, 2016, subject to extension upon mutual agreement or earlier termination under certain conditions.

IBM is providing us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We are providing certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. We are funding the capital equipment and development costs for the IBM foundry operations from our capital, leases, and current loan facility with Silicon Valley Bank.

On December 31, 2009, the Company entered into a Semiconductor Services Attachment No. 4 ("Attachment No. 4"), with IBM supplementing the foundry services agreement described above.  Attachment No. 4 provides for the supply of equipment and services to be provided respectively by IBM and Ramtron in connection with IBM’s manufacture of products for Ramtron in future periods and schedules Ramtron’s payments for equipment Ramtron is to supply and for IBM’s manufacturing services. Attachment No. 4 also provides for ownership and certain license rights of the parties with respect to their intellectual properties to be used and developed in connection with such manufacture and supply.

On March 11, 2009, the Company implemented certain cost reduction measures to restructure operations to align its operations with anticipated revenue and reduce costs in light of the then-current economic conditions.  As a result of the restructuring and cost reduction measures, the Company reduced its previously projected 2009 costs and operating expenses, excluding impairment related charges, by approximately $5.1  million.  As part of the restructuring, the workforce of the Company's United States headquarters and its wholly owned subsidiary, Ramtron Canada Inc., were reduced by 17 employees, or 14%, on March 12, 2009.  The functional areas affected by the reduction included operations, engineering, and administrative support functions.

As a result of the restructuring, the Company incurred total charges of approximately $6.2 million, primarily for severance costs and asset impairment charges, as well as other exit-related costs, most of which were incurred in the first half of 2009. Non-cash charges related to asset impairments, primarily to goodwill and purchased intellectual property, were $5.4 million and were recorded in the quarter ended March 31, 2009.  Severance costs were approximately $500,000, substantially all of which consisted of cash expenditures.  Other exit-related costs, which were approximately $350,000, consisted substantially of cash expenditures, related to closure activities and contract termination costs.

Also, as a part of the restructuring, the Company reduced salaries for all employees from 5% to 12%, with reductions scaling up for higher paid personnel.  The salary reductions were effective as of March 15, 2009.  As a result of the salary reductions, the annual base salaries of each of the Company's CEO, Mr. Staunton; the Company's CFO, Mr. Balzer; and the Company's COO, Mr. Djokovich, were reduced by 12%.

We are in the process of transiting the manufacture of our products from Fujitsu's foundry located in Iwate, Japan to our foundry at Texas Instruments in Dallas, Texas and to our newest foundry at IBM Corporation in Essex Junction, Vermont. The transition will allow us to enhance our competitive market position and allow for the design and development of a wider array of products that leverage our F-RAM technology advantage. We have established a transition plan with Fujitsu that is designed to meet customer delivery requirements and ensure an orderly transition of products to the new facilities.

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for eligible foreign accounts receivables and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary of the Agreement.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon loan facility for working capital purposes as required.

On August 18, 2009, the Company also entered into an Amended and Restated Intellectual Property Security Agreement ("Amended IP Security Agreement") with SVB that secures the Company's obligations under the Amended Loan Agreement by granting SVB a security interest in all of the Company's right, title and interest in, to and under its intellectual property.

On September 4, 2009, we entered into a settlement agreement and mutual release with one of our customers that resolves all matters related to the previously announced in-field failures of one of the Company's semiconductor memory products.  As a result of the settlement, and after an insurance reimbursement and a credit for future product deliveries, we recognized a benefit of approximately $132,000 on our third-quarter 2009 income statement. We had previously recorded a charge of $815,000 in connection with the matter.

In 2009, we had direct and indirect product sales to over 2,000 customers and distributors worldwide.  We sell products through a direct sales force and a global network of manufacturer's representatives and distributors.  Our distributors sell our products to numerous end customers.  Principal markets include metering, computing, automotive, industrial, scientific and medical. We outsource the manufacturing and testing of our products to foundries and packaging and test companies, allowing us to focus our efforts on product definition, design, marketing and sales.

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

EEPROM, FLASH, and BBSRAMs, are widely used by system designers and are more or less standardized. As is the case with most commodities, price is the main differentiator. While these products are widely produced and incorporated in many applications, technical limitations such as write speed, power consumption, endurance and ease of use prevent one or more of these nonvolatile memory devices from being implemented in certain situations.

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

Microcontroller Products

Microcontrollers (MCUs) are highly integrated devices that typically include a central processing unit (CPU), memory, input/output (I/O) ports and timers.  Unlike a general-purpose computer, which also includes all of these components, an MCU is designed to control or perform a very specific task within a system. As a result, the parts can be simplified and shrunk to reduce production costs.

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

Wireless RFID Connectivity

RFID (Radio Frequency Identification) is used mainly for automated data collection. RFID is easily integrated with other technologies to optimize data capture and exchange.  RFID uses radio frequency waves to transfer data between a reader and a tag. As the tag enters the RF field, the RF signal powers the tag or turns it on. The tag then transmits the ID and data that has been programmed to the reader. RFID readers (also called Interrogators) translate the radio frequency information into digital information that can be read by software on the host computer. The computer determines the required actions and instructs the reader, which in turn transmits data back to the tag. RFID technologies are quickly expanding in logistics, supply chain, and asset tracking applications in almost every conceivable area around the globe.

Our Products

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

Memory Products

Our serial and parallel memories contain industry-standard interfaces that are widely used in electronic applications. System designers use serial memories to collect data due to their relative low cost. Serial memories require fewer connections to the host system, and because they have a small package footprint, occupy less space on a circuit board. They are slower than other types of memory because they deliver data serially through a single port, which can require a system's processor to wait longer for the data from the memory.  Our serial F-RAM devices are faster than serial EEPROM devices because the fast write speed of F-RAM allows more frequent data transfers over the serial bus to the processor in a given period of time.

Our parallel F-RAM products are drop-in replacements for battery-backed SRAM products (BBSRAM). F-RAM parallel products offer features and data retention comparable to BBSRAMs, but without the requirement of a battery, which increases system reliability, reduces board space and avoids the adverse environmental effects of batteries.  Parallel memory devices transfer data faster than serial memories because they can deliver data through several ports simultaneously. Although parallel memory devices are larger and more costly than serial memory devices, they are well suited for high-performance applications due to their inherent high read and write speed capability.

Integrated Mixed-Signal Products

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

Microcontroller Products

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

Wireless Memory and RFID Products

Our wireless memory products can be read from and written to via wireless connections to the host system.  We surveyed the current broad market for semiconductor products that use memory and concluded that a new class of F-RAM enabled wireless memories could capitalize on the emerging need for high-performance mobile data collection and storage. One method of enabling wireless access to F-RAM memory is to add standardized wireless protocols such as those commonly used for radio frequency identification (RFID) applications.

As the range and sensitivity of RFID technologies has dramatically improved, the technology has rapidly expanded into logistics, supply chain, and asset tracking applications. Along with this expansion has come the requirement for more data to be stored on the mobile tags within the system. Thus far, only a few suppliers have offered tags that offer higher memory capabilities. Most of these solutions are limited to only a few hundred more bits of data storage than the traditional RFID tags provide. A few tags may have up to a few thousand bits of memory but suffer from the slow performance of EEPROM memory technology. Due to the slow nature of reading and writing to EEPROM-based tags, which can range up to tens of seconds, tag users and vendors have not developed and marketed such higher memory tags using standard EEPROM.

Markets

Select Nonvolatile Memory and Integrated Semiconductor Applications

Meters	Computing and Information Systems
Electric, Gas, Waste	RAID systems
Taxi	Printers and copiers
Flow	Printer cartridges
Postage	Servers
Automated Meter Reading	Network attached storage
Storage area networks

Automotive	Industrial, Scientific and Medical
Restraint systems	Medical instruments
Smart airbag systems	Test equipment
Auto Body controls	Motor controls
Car radio/DVD/Navigation systems	Home automation
Instrumentation clusters	RFID data logging

Our engineering team has helped many customers develop leading-edge products that benefit from our F-RAM products' unique technological characteristics, such as fast write speeds, high write endurance, low power, and accelerated time-to-market. The following application examples illustrate the use of our products in certain markets.

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

Industrial, Scientific and Medical - The industrial, scientific and medical market provides a large opportunity for F-RAM products because it is characterized by applications that are subject to unique and demanding operating environments. F-RAM products are well suited for these applications due to their inherent high reliability features like high endurance and their low power consumption.

Wireless - To answer the need for higher performance wireless memory devices, we have developed a family of products, named the MaxArias WM710xx product line, which features F-RAM memory with wireless RFID access using a standard UHF EPCglobal Class-1 Generation-2 protocol.  The WM710xx family is ideal for applications spanning many industries including aircraft/industrial manufacturing, inventory control, maintenance tracking, building security, electronic toll collection, pharmaceutical tracking, and product authentication, among others.

Manufacturing

We are a fabless semiconductor manufacturer that designs and develops new products for production by foundries.  Outsourcing manufacturing and our foundry relationships enables us to avoid the large capital expenditures that would otherwise be required to manufacture our products in commercial volumes.

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon Technologies AG and Texas Instruments that provide for the potential development and manufacture of F-RAM products, Fujitsu and Texas Instruments are currently the only manufacturers of our F-RAM products.  In 1999, the Company entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products with an initial term of five years with automatic one-year renewals. The agreement requires Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us.  In October 2009, Fujitsu notified the Company of their intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory to satisfy the Company's product delivery requirements through the first quarter of 2011.  As a result, we placed wafer purchase orders of approximately $15 million to meet anticipated product delivery requirements. The purchase orders expire during the first quarter of 2011 and are currently outstanding and non-cancellable. The products covered by the purchase orders will be supplied to the Company at prices to be negotiated based on then-current market conditions.

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

In February 2009, the Company and IBM entered into a Custom Sales Agreement for foundry services agreement.  IBM will provide the Company with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide tools, peripheral equipment, technology and specifications required for IBM's manufacture of our products.  We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  The term of the Custom Sales Agreement extends through December 31, 2016, subject to earlier termination under certain conditions.  On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM.  This agreement provides for the supply of equipment and services to be provided respectively by IBM and the Company in connection with IBM’s manufacture of products for Ramtron in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. It  also provides for ownership and certain license rights of the parties with respect to their intellectual properties to be used and developed in connection with such manufacture and supply.  We do not expect IBM to provide us products in commercial volumes until the second half of 2010 or early in 2011.

We believe that manufacturing capabilities and capacity for our existing products, as well as those we may develop, will be readily available for the foreseeable future.  If the demand for the Company's Fujitsu-supplied products exceeds the inventory held by Fujitsu and the Company is unable to obtain products from alternate sources of supply, we will not be able to fill orders from our customers, which may adversely affect our business.

We subcontract with non-U.S. companies to assemble, package and test our manufactured products. Assembly and testing services performed by such subcontractors are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

The raw materials and packaging required for the manufacture of our products are readily available from multiple sources.

Patents and Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 74 United States patents covering key aspects of our products and technology. These patents will expire at various times between May 2010 and August 2026.  We have applied for 5 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 4 non-U.S. issued patents and have 3 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

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

Our sales have been relatively balanced across our major sales regions including the Americas, Europe, Asia/Pacific and Japan. As a result, we believe that we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2009 and 2008, based upon product shipment destination, international sales comprised approximately 84% and 86%, respectively, of our net revenue.

For the year ended December 31, 2009, approximately 41% of our total product sales revenue was generated by five, direct sales and distributor, customers.  One customer represented 11% of our total product sales revenue and no other customers contributed more than 10% of our total product sales revenue.

Sales and Marketing

We use a regionally-based manufacturing representative sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2009, approximately 65% of our product sales were to our distributor network, while direct customers accounted for approximately 35% of our revenue.

In addition to our Colorado Springs, Colorado, headquarters facility and our California design and engineering facility, we maintain full-time sales and customer service personnel in Canada, Japan, United Kingdom, Hong Kong, South Korea, Singapore, Taiwan and China.  We have distribution and/or manufacturers representative relationships with approximately 60 companies worldwide, including the Americas, Europe, Japan and Asia/Pacific. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

Competition

The semiconductor industry and, in particular, the semiconductor memory products business is intensely competitive. We compete with numerous domestic and foreign companies.  Our products primarily compete on the basis of product price in relation to product functionality.  We may be at a disadvantage in competing with many of our competitors, which have significantly greater financial, technical, manufacturing and marketing resources, as well as more diverse product lines that can provide cash flow during downturns in the semiconductor industry.

We consider our F-RAM products to be competitive with other nonvolatile memory devices such as EEPROM and BBSRAM products.  Although FLASH memory products are a class of nonvolatile memory, we do not compete with FLASH due to its relatively higher storage capacity than F-RAM. Nonvolatile memory products are manufactured and marketed by major corporations possessing wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, Cypress Semiconductor Corporation, and by specialized product companies, such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

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

We continue to make additional investments in research and development for technologies and products. Current research and development activities are focused on expanding our product offerings and securing additional foundry capacity and technology nodes to meet our future needs.

We seek to maintain our leadership role in F-RAM technology development by working in cooperation with the world's leading semiconductor manufacturers to further the development of our proprietary F-RAM technology.

Research and development expenses, including customer-sponsored research and development, were $11.3 million in 2009 and $12 million in 2008.

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

Employees

We have approximately 109 full-time employees and 2 part-time employees.  None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage.  None of our non-executive employees currently have employment contracts or post-employment non-competition agreements.  We believe that our employee relations are good.

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

We incurred a net loss during the year ended December 31, 2009 of $5.8 million, of which $5.4 million was related to non-cash impairment charges.  We recognized net income of $3.7 million for the year ended December 31, 2008.  Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if and as may be necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At December 31, 2009, our accumulated deficit was $219 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support for our IBM foundry project are estimated to be an additional $2.8 million over the next twelve months.  If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

Our future success depends in part on a relatively small number of key employees.

Our future success depends, among other factors, on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees. We are particularly dependent on the highly skilled design, process, materials and testing engineers involved in the development and oversight of the manufacture of our semiconductor products and processes.  The competition for these personnel is intense, and the loss of key employees, including our executive officers, or our inability to attract additional qualified personnel in the future, could have both an immediate and a long-term adverse effect on us.  In addition, the substantial breadth of demands on our relatively small number of key management employees, including new product development, managing supplier and customer relationships, and seeking new capital sources and other business development activities are significant, and could divert our management’s attention from our business operations.

General economic trends and other factors, including the effects of the recent worldwide credit crisis, may negatively affect our business.

The worldwide economic slowdown and tightening of credit in the financial markets may impact the businesses of our customers, which could have an adverse effect on our business, financial condition or results of operations.  During fiscal year 2009, we experienced a slowdown in overall order flow, particularly from automotive customers as the production of high-end navigation and entertainment systems softened and from our distributors reducing their overall inventory levels.  We anticipate that this trend may continue throughout 2010 as economic conditions tighten for semiconductor products.

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

We currently rely on foundry services from Fujitsu and Texas Instruments to manufacture our F-RAM products. Although Fujitsu has discontinued manufacturing our products, they have provided us with an inventory of products to meet our anticipated delivery requirements until our new supply of products from IBM commences. We believe that Fujitsu's inventory, in addition to the products we acquire from Texas Instruments, will be sufficient to meet our supply requirements until IBM’s supply of products commences. We do not expect IBM to provide us products in commercial volumes until the second half of 2010 or early in 2011 and some products supplied by Fujitsu are not currently available from Texas Instruments at this time. If IBM’s supply of products is delayed or if our customers require more products than Fujitsu has inventoried for us, and we are not able to obtain qualified replacement products from Texas Instruments in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. If customer demand for products to be supplied from the Fujitsu inventory falls short of the wafers we have committed to purchase, the Company may be required to obsolete excess inventory, which may adversely affect our business.

If customer demand for products to be supplied from the Fujitsu' inventory falls short from the wafers we have committed to purchase, the Company may be required to obsolete excess inventory, which may adversely affect our business.

Our foundry agreements with Texas Instruments and IBM may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable and the engagement of other foundry services will become necessary, which would require capital investment and related cash funding, and would likely result in our inability to fill our customers’ orders. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on a limited number of foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.

Although we continuously evaluate sources of supply and may seek to add additional foundry capacity in the future, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all.  Because our products require the foundries to make specified modifications to their standard process technologies and integrate our ferroelectric materials into their processes, transitioning the manufacturing of our products to other foundries or other facilities of an existing foundry may requires process design changes and requires substantial lead time. Any delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs.

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

We cannot provide any assurance that foundry or packaging and testing services will be available to us on terms and conditions, and at the times, acceptable to us. If we are unable to obtain foundry and packaging and testing services meeting our needs, we may be unable to produce products at the times and for the costs we anticipate and our relationships with our customers may be harmed and financial condition and results of operations may be adversely affected.

We are a relatively small company with limited resources, compared to some of our current and potential competitors, and we may not be able to compete effectively and increase our market share.

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours.  In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers.  These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share, any of which could have a material adverse affect on our revenues and results of operations.  Our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Freescale Semiconductor, Inc., Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu, Texas Instruments, and NXP, as well as specialized product companies such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.  Our ability to compete with these and other competitors will depend on a number of factors, including our ability to continue to recruit and retain qualified engineers and other employees, our ability to introduce new and competitive products in a timely manner, the availability of foundry, packaging and testing services for our products to meet our customers’ demands, effective utilization and protection of our intellectual property rights, and general economic and regulatory conditions.

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

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, including customer-sponsored research and development expenses, for the year ended December 31, 2009, was $11.3 million, or 24% of our total revenue.

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

Our expansion into new products and markets may be unsuccessful.

We plan to introduce new products into new markets in 2010. We do not have experience in the markets our new products will address and these products may not achieve acceptance in those markets because they do not solve a substantial market need or are not competitively priced.  Even if our new products achieve substantial market penetration, we may not be able to produce them in sufficient quantities or at prices that will enable us to generate profits for several years.  The introduction of new products into new markets also increases the demands on our management and key employees, who may fail to manage those demands successfully.

We will depend on IBM and Texas Instruments, our two primary contract manufacturers, to supply components of the new products, and, if the new products are ordered in substantial quantities, or, if for any other reason, those contract manufacturers are not able timely to supply sufficient components for the new products, our new products may be unsuccessful in the markets, which would result in our not achieving expected revenue from the new products.

We compete in certain markets with some of our F-RAM technology licensees, which may reduce our product sales.

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we currently depend on for our F-RAM wafer supply, market certain F-RAM memory products that compete with certain of our F-RAM products.  Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a portion of the licensee's F-RAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own F-RAM products a higher priority than ours.  Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

We may not be able to replace our expected revenue from significant customers, which could adversely affect our business.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the year ended December 31, 2009, approximately 41% of our total product sales revenue was generated by five, direct sales and distributor, customers.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

We expect that international sales will continue to represent a significant portion of our product sales in the future.  As a result, we are subject to a number of risks resulting from such operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.  Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws.  Competitors based in the countries where we have substantial sales, such as Japan, may be able to supply products to customers in those countries more efficiently and at lower prices than we are able to do.  There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen and have limited accounts payable transactions in Canadian dollars.  At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers and the Company's purchase of Yen on the open market for payment of our Yen invoices provides Yen currency for approximately 60% of our wafer purchase costs.  As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

Our business operations are also subject to strict environmental regulations and legal uncertainties, which could impose unanticipated requirements on our business in the future and subject us to liabilities.

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

Under GAAP, we review the carrying value of amortized intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets is determined, resulting in an impact on our results of operations.  We recorded such an impairment charge during 2009.

Our stock price is extremely volatile and you may not be able to resell your shares at or above the price you paid.

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile.  A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;
•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;
•	announcements of technological innovations or new products by us or our competitors;
•	competition, including pricing pressures and the potential impact of competitors' products on our sales;
•	conditions or trends in the semiconductor memory products industry;
•	unexpected design or manufacturing difficulties;
•	any announcement of potential design or manufacturing defects in our products;
•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and
•	one shareholder owning 6% of our outstanding common stock, the sale of which could affect the stock price.

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

We are subject to certain covenants related to our bank loan and such covenants may be challenging to the Company.

We are required to comply with certain covenants under the loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank.  If we are not able to comply with such covenants at a point of time in the future, the Company's outstanding loan balance will be due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed.

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

Our leased space within the United States is located in California.

Our leased space outside the United States is located in United Kingdom, Japan, Canada, China/Hong Kong, Thailand, Taiwan, Korea and Singapore.

We believe that our existing facilities are adequate for our needs in the foreseeable future.  If additional leased space is required in the future, such leased space is readily available.

Item 3.   LEGAL PROCEEDINGS

On September 4, 2009, we entered into a settlement agreement and mutual release with one of our customers that resolved all matters related to the previously announced in-field failures of one of the Company's semiconductor memory products.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011.  We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee's claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2009.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol "RMTR." The following table sets forth the 2009 and 2008 quarterly ranges of the high and low closing sales prices for the common stock as reported on the Nasdaq Global Market.

2009	High	Low
First Quarter	$2.24	$0.91
Second Quarter	$1.37	$1.00
Third Quarter	$2.53	$1.08
Fourth Quarter	$2.55	$1.63

2008	High	Low
First Quarter	$4.81	$3.54
Second Quarter	$4.57	$3.98
Third Quarter	$4.29	$2.75
Fourth Quarter	$2.60	$1.42

Record Holders

As of February 16, 2010, there were approximately 1,046  record holders of our common stock.

Dividend Policy

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future.  We intend to retain any earnings to finance operations.

Pursuant to our Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended, with Silicon Valley Bank, we will not pay any dividends without Silicon Valley Bank's prior written consent for so long as the bank has an obligation to lend and there are any outstanding obligations by the Company.

Item 6.   SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein.  Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties.  You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part I - Item 1A "Risk Factors," elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Significant Estimates.  The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets (including goodwill), income taxes, accrued expenses, stock compensation accruals, and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition and operating results.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. During the quarter ended March 31, 2009, we concluded an impairment had occurred and recorded an impairment charge of $5.4 million.  This assessment required estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data.

Share-based Payment Assumptions.  We estimate volatility, forfeitures, and expected term of our options granted based upon historical data.  All of these variables have an effect on the estimated fair value of our share-based awards.

RESULTS OF OPERATIONS

Overview

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions, used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM).  F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for higher-margin sales.

We also integrate wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection into our devices. This has enabled a new classes of products that address the growing market need for more functional, efficient and cost effective semiconductor products.

In 2009, we introduced 12 new products, which included stand-alone memory, integrated, and custom devices.

Our total revenue for the year ended December 31, 2009 was $47.5 million. In 2009, 95% of our revenue was derived from sales of our products and 5% of our revenue was derived from customer-sponsored research and development programs, royalties and other income.

Financial Highlights for the Year Ended December 31, 2009

•	Total revenue in 2009 was $47.5 million, a decrease of 25% from $63.6 million in 2008.
•	Total product revenue in 2009 was $45.2 million, a decrease of 27% from $62.1 million in 2008.
•	Integrated product revenue in 2009 was $12.7 million, a decrease of 29% from $17.9 million in 2008.
•	Product gross margin in 2009 was 48%, compared to 52% in 2008.
•
On September 4, 2009, we entered into a settlement agreement and mutual release with one of our customers that resolved all matters related to the previously announced in-field failures of one of our semiconductor memory products.  As a result of the settlement and related insurance reimbursement, we recorded a $132,000 credit against cost of sales during the quarter ended September 30, 2009.

•
By region, sales in 2009 were as follows: Asia Pacific (35% of sales), Americas (28% of sales), Japan (15% of sales), and Europe (22% of sales).  These sales are based on the location of the design program that uses the Company's devices.

•
The $846,000 of other revenue on the income statement reflects a reimbursement to Ramtron in the DRAM Antitrust Litigation. In December of 2009, the fund paid to Defendants, of which Ramtron was part of the Class, for direct purchases of DRAM from the Defendants in the litigation during the period of April 1, 1999 through June 30, 2002.

•
Due to a change in economic conditions, the Company performed impairment tests of its goodwill, intangible assets and long-lived assets associated with our subsidiary in Canada.  Based upon that testing, the Company incurred non-cash impairment charges of $5.4 million during the first quarter of 2009.

•
During the first quarter of 2009, the Company implemented a restructure plan, which entailed a 14% reduction in the Company's workforce and the closure of our Montreal design center.  Restructuring charges for the year were $844,000.

2010 Financial Outlook

The following statements are based on the Company's financial targets for full-year 2010. These statements are forward looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

For the full-year 2010, management is currently targeting:

•	Total revenue between $60 and $65 million, representing growth of 25% to 37% over 2009 respectively.
•	GAAP net income between 2% and 3% of total revenue.
•	Gross margin of 49%
•
Total operating expenses of 45% of total revenue. By expense line item, sales and marketing to be 13% of total revenue, research and development to be 23% of total revenue, and general and administrative to be 9% of total revenue.

•	Stock-based compensation expense of approximately 2.4% of total revenue and non-cash tax expense of approximately 1.5% of total revenue.

2010 Business Outlook

With distributor inventories back to desired levels across all regions, strong demand for our products, and current booking activity considerably ahead of last year, we expect a rebound in revenue in 2010.

During 2010 management plans to:

•	Execute our cost-reduction initiative, which is already driving increased market share.
•
Begin selling the first production devices in our family of MaxArias wireless memory products. We believe MaxArias devices are poised to revolutionize the RFID industry by enabling previously unachievable applications with their symmetric read and write performance over longer distances and with less power.

•	Introduce groundbreaking ultra low-power devices that will use a fraction of the active energy used by products of our competitors.
•	New product initiatives intended to accelerate new product development and enlarge the market opportunities that leverage our manufacturing process know-how and product design expertise.

RESULTS OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

Revenue
(in thousands, except average selling price)	2009	2008

Product sales	$45,182	$62,101
% change compared to prior period	(27%)
Units shipped	56,667	87,927
% change compared to prior period	(35%)
Average selling price	$0.80	$0.71
% change compared to prior period	13%
Other revenue	$2,335	$1,453
% change compared to prior period	61%
Total revenue	$47,517	$63,554
% change compared to prior period	(25%)

2009 to 2008:

Average Selling Price (ASP) increased 13% in 2009 compared to the year ended December 31, 2008.  This increase was due to a lower percentage of total sales being unpackaged chip sales, which have a lower ASP and a higher percentage of sales being our high density products that have a higher ASP.  Product revenue was $45.2 million, which was a decrease of $16.9 million from 2008.  This decrease was due primarily to the poor world-wide economic conditions combined with our distributors reducing their overall inventory levels, which resulted in significantly lower unit sales compared to the prior year ended December 31, 2008.

Other revenue, consisting of license and development fees, royalty income, customer-sponsored research and development, and other revenue was $2.3 million, which was an increase of $882,000 from 2008.  The $846,000 of other revenue, which was the primary reason for the increase, reflects a reimbursement paid to Ramtron in the DRAM Antitrust Litigation. In December of 2009, the fund paid to Defendants, of which Ramtron was part of the Class, for direct purchases of DRAM from the Defendants in the litigation during the period of April 1, 1999 through June 30, 2002.  We do not anticipate any further significant reimbursement relating to this settlement or other non-recurring income items.

Cost of Product Sales
(in thousands)	December 31, 2009	December 31, 2008

Cost of product sales	$23,277	$29,583
Gross margin percentage	48%	52%

2009 to 2008:

Cost of product sales was $23.3 million, which was a decrease of $6.3 million from 2008.  This decrease was due to a $16.9 million decrease in product sales.  Gross product margin decreased to 48%.  The gross product margin decrease was due to higher raw material prices because of the stronger Japanese Yen currency compared to the US Dollar and increased fixed overhead variances due to less production volume to absorb these costs.  The year 2008 also included a $815,000 charge for product defects, and 2009 included a $132,000 credit as an adjustment to this estimate.

Research and Development Expense
(in thousands)	December 31, 2009	December 31, 2008

Research and development expense (including customer-sponsored research and development)	$11,320	$11,959
Percent of total revenue	24%	19%

2009 to 2008:

Research and development expense, including customer-sponsored research and development expense, was $11.3 million, which was a decrease of $639,000 from 2008.  This decrease was due primarily to a $1.2 million reduction in intellectual property amortization, depreciation, rent and compensation expenses as a result of the first-quarter 2009 restructuring,  reduction in variable compensation accruals of $333,000, combined with less overall salary expense due to headcount, and salary reductions of $325,000, offset by processing support expenses of $1.2 million related to our IBM foundry project.

Sales and Marketing Expense
(in thousands)	December 31, 2009	December 31, 2008

Sales and marketing expense	$7,458	$8,804
Percent of total revenue	16%	14%

2009 to 2008:

Sales and marketing expense was $7.5 million, which was a decrease of $1.3 million from 2008.  This decrease was due primarily to a $300,000 decrease in commission and salary expenses combined with a $400,000 reduction in travel expenses, and a $400,000 reduction in tradeshow and promotion expenses, compared to the prior year period.  The commission and salary expense reduction were the result of lower sales in 2009 combined with salary reductions initiated during the first quarter of 2009.

General and Administrative Expense
(in thousands)	December 31, 2009	December 31, 2008

General and administrative expense	$5,518	$6,578
Percent of total revenue	12%	10%

2009 to 2008:

General and administrative expenses were $5.5 million, which was a decrease of $1 million from 2008.  This decrease was due primarily to a $1.1 million decrease in management and employee variable compensation accruals compared to the year ended December 31, 2008, due to the obligations of the variable compensation plan not being met.

Restructuring and Impairment
(in thousands)	December 31, 2009	December 31, 2008

Restructuring expense	$844	--
Impairment charge	$5,372	--

2009 to 2008:

Restructuring expenses of $844,000 for the year ended December 31, 2009 resulted from the termination benefits paid to employees as part of our 14% reduction in our workforce, combined with contract termination costs associated with our building lease at our Montreal design center, and certain employee relocation charges.

Due to the economic conditions during the fourth quarter of 2008 and the first quarter of 2009 and the decision to close our Montreal design center, we tested for impairment our purchased intellectual property associated with our Montreal design center, certain long-lived assets located at the design center, and the carrying amount of goodwill during the first quarter of 2009.  We tested these assets for impairment using discounted and undiscounted cash flow analysis combined with a market approach and wrote-off the carrying value of these assets to zero, which resulted in the non-cash impairment charge of $5.4 million recorded in the first quarter of 2009.

Other Non-Operating Income (Expenses)
(in thousands)	December 31, 2009	December 31, 2008

Interest expense	$(384)	$(368)
Other income (expense)	$208	$(358)
Income tax benefit (provision)	$621	$(2,244)

2009 to 2008:

Interest expense was $384,000 for the year ended December 31, 2009, which was an increase of $16,000 from 2008.  We no longer have our term loan outstanding and principal balances were lower on our remaining loans offset by increased interest on our capital leases.

Other income was $208,000 for the year ended December 31, 2009 compared to a $358,000 expense in the same period in 2008.  This change was due primarily to foreign exchange transaction gains of $6,000 compared to $577,000 of foreign currency losses during the same period in 2008.

For the year ended December 31, 2009, the Company recorded a $621,000 income tax benefit.  This benefit was primarily a non-cash transaction and our effective tax rate was approximately 10%.  This lower effective rate was due to the write-off of approximately $5.4 million in goodwill and other intangible assets in which the Company did not have a tax basis.  During the year ended December 31, 2008, the Company recorded a $2.2 million non-cash tax provision as the Company generated pre-tax income of $5.9 million compared to a pre-tax loss of $6.4 million for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the year ended December 31, 2009 and 2008, are summarized as follows:

(in thousands)	2009	2008

Cash provided by (used for):
Operating activities	$5,476	$4,188
Investing activities	(7,019)	(2,637)
Financing activities	(717)	1,555
Effect of exchange rate changes on cash	(99)	(34)
Net (decrease) increase in cash and cash equivalents	$(2,359)	$3,072

Cash Flow from Operating Activities

The net amount of cash provided by operating activities during 2009 was $5.5 million and was primarily due to earnings from operations after adjusting for non-cash items, and reductions in inventory and accounts receivable.  This was offset in part by a decrease in account payable and accrued liabilities.

The net amount of cash provided by operating activities during 2008 was $4.2 million and was primarily due to the earnings from operations after adjusting for non-cash items and an increase in accounts payable.  This was offset in part by an increase in accounts receivable supporting the increased sales and an increase in inventory.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2009 was $7 million, which was primarily relating to capital purchases associated with our IBM foundry initiative.

The net amount of cash used for investing activities during 2008 was $2.6 million relating to capital expenditures.  Included in capital expenditures was approximately $1 million relating to test equipment.

Cash Flow from Financing Activities

The net amount of cash used by financing activities during 2009 was $717,000.  The primary use of cash for financing activities was principal payments on our outstanding debt.

The net amount of cash provided by financing activities during 2008 was $1.5 million.  The primary source of cash was the exercise of stock options and warrants.  This was offset by principal payments on our outstanding debt.

Liquidity

We had $7.5 million in cash and cash equivalents at December 31, 2009, which included $2.3 million in our money market account.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $2.5 million available to us under the $6 million secured line of credit facility.  This secured line of credit facility expires on August 18, 2011.  As of December 31, 2009, no balance was outstanding on the secured line of credit facility.

We have given extended payment terms to our largest customer.  Progress payments have been paid in accordance with such commitment; however, the receivable is not presently fully eligible for the existing borrowing base under the terms of the loan agreement governing our secured line of credit facility.  This could have an adverse effect on the amount of funds we could borrow on the secured line of credit facility, unless that customer's receivables becomes fully eligible to include in our borrowing base.

At the time we agreed to extend payment terms, we reviewed the criteria for revenue recognition.  Based on the following facts, we determined that we were able continue to recognize revenue in accordance with our existing policy.

We have been selling to this customer for over five years.  During the latter half of 2008, we extended their payment terms to net 60 days.  While our standard payment terms are net 30, we agreed to extended payment terms due to our customer’s underlying customer base paying at greater terms.  Thus it was in our best interest to work with a loyal customer to assist them with their cash flow.

As part of granting extended payment terms, we have established a thorough monitoring program to ensure that collectability is reasonably assured at the time of sale.  This program includes a weekly review of the customers balance by the controller and staff accountant in charge of accounts receivable.  In addition, we have semi-monthly teleconferences between the Company's controller and the customer’s CFO.  The purpose of the teleconference is to agree on the payment schedule for the following month.  Weekly wire payments have been made since January 2009 in accordance with the agreed upon plan and the customer has never missed a promised payment.  Last, we obtained and reviewed recent financial statements from the non-public customer to assess their liquidity and have noted no deterioration in their working capital.

Our sales price to our customer is both fixed and determinable with no right of return.  We obtain purchase orders and/or confirmation of quotes from this customer that state that the product is both non-cancellable and non-returnable as the parts are built specifically for this customer.

The manufactured parts are direct sales to our largest customer and are not sold through a distribution channel.

We believe we have sufficient resources to fund current operations through at least the end of 2010.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support for our IBM foundry project paid to date are approximately $11.9 million and we estimate an additional $2.8 million will be needed over the next year.  Engineering wafers and additional capital that we have not committed to could increase the requirements to an additional $2.3 million.  If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain.  We may, however, be required to seek additional equity or debt financing.  Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders' interests.

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of December 31, 2009 was $2.5 million reflecting the $1.1 million of letters of credit outstanding.  An insufficient amount of funds available under our secured line of credit facility could cause of us to delay or cancel the IBM foundry project.

We are using equipment leases for the required equipment to support our IBM foundry project.  We have obtained $2.9 million of lease financing secured by specific equipment with terms averaging 30 months.  Additionally, we are currently in the process of obtaining an additional 30-month lease totaling approximately $1.4 million, which we expect to close during the first quarter of 2010.  We expect to issue a letter of credit for the benefit of the lessor of approximately $1.4 million.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of December 31, 2009, approximately $3.8 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ramtron International Corporation
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramtron International Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

February 17, 2010
Denver, Colorado

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
For the years ended December 31, 2009 and 2008
(in thousands, except share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,541	$9,900
Accounts receivable, less allowances of $1,069 and $811, respectively	7,979	11,274
Inventories	6,838	9,992
Deferred income taxes, net	294	266
Other current assets	1,360	1,110
Total current assets	24,012	32,542

Property, plant and equipment, net	15,341	5,635
Goodwill, net	--	1,971
Intangible assets, net	2,800	6,470
Deferred income taxes, net	5,499	5,174
Other assets	263	212
Total assets	$47,915	$52,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,275	$4,930
Accrued liabilities	1,759	3,131
Deferred revenue	645	645
Current portion of long-term debt	1,341	382
Total current liabilities	9,020	9,088
Deferred revenue	564	1,209
Long-term debt, less current portion	5,873	4,577
Total liabilities	15,457	14,874

Commitments and contingencies (Notes 10 and 15)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,190,152 and 27,687,927 shares issued, respectively and 27,169,587 and 27,687,927 shares outstanding, respectively	272	275
Additional paid-in capital	251,287	249,875
Accumulated other comprehensive loss	(304)	(50)
Accumulated deficit	(218,797)	(212,970)
Total stockholders' equity	32,458	37,130
Total liabilities and stockholders' equity	$47,915	$52,004
See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009 and 2008
(in thousands, except per share amounts)

	2009	2008
Revenue:
Product sales	$45,182	$62,101
License and development fees	717	717
Royalties	672	646
Customer-sponsored research and development	100	90
Other revenue	846	--
	47,517	63,554
Costs and expenses:
Cost of product sales	23,409	28,768
Provision for loss contingency	(132)	815
Research and development	11,207	11,912
Customer-sponsored research and development	113	47
General and administrative	5,518	6,578
Sales and marketing	7,458	8,804
Restructuring charge	844	--
Impairment charge	5,372	--
	53,789	56,924
Operating income (loss)	(6,272)	6,630
Interest expense	(384)	(368)
Other income (expense), net	208	(358)
Income (loss) before income tax (provision) benefit	(6,448)	5,904
Income tax (provision) benefit	621	(2,244)
Net income (loss)	$(5,827)	$3,660

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(254)	(1,351)
Comprehensive income (loss)	$(6,081)	$2,309

Net income (loss) per common share:
Basic	$(0.22)	$0.14
Diluted	$(0.22)	$0.13
Weighted average common shares outstanding:
Basic	26,845	26,353
Diluted	26,845	27,551

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009 and 2008
(in thousands, except par value amounts)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2007	26,125	$262	$246,272	$1,301	$(216,630)	$31,205
Exercise of options	143	1	306	--	--	307
Exercise of warrants	1,153	10	2,304	--	--	2,314
Repurchase of common stock	(15)	--	(55)	--	--	(55)
Common stock issued from treasury	--	--	29	--	--	29
Stock-based compensation expense	--	--	1,021	--	--	1,021
Issuance of restricted stock	282	2	(2)	--	--	--
Cumulative foreign currency translation adjustments	--	--	--	(1,351)	--	(1,351)
Net income	--	--	--	--	3,660	3,660
Balances, December 31, 2008	27,688	275	249,875	(50)	(212,970)	37,130
Exercise of options	4	--	7	--	--	7
Repurchase of common stock	(20)	--	(35)	--	--	(35)
Stock-based compensation expense	--	--	1,451	--	--	1,451
Cancellation of restricted stock	(575)	(5)	5	--	--	--
Shares and cash issued for restricted stock and restricted stock units	73	2	(16)	--	--	(14)
Cumulative foreign currency translation adjustments	--	--	--	(254)	--	(254)
Net loss	--	--	--	--	(5,827)	(5,827)
Balances, December 31, 2009	27,170	$272	$251,287	$(304)	$(218,797)	$32,458

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(5,827)	$3,660
Adjustments used to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,851	1,864
Amortization	294	598
Gain from asset disposition	(69)	--
Provision for bad debts	96	17
Stock-based compensation	1,451	1,021
Deferred income taxes	(353)	2,146
Impairment charge	5,372	--
Imputed interest on note payable	54	65
Provision for inventory write-off, warranty charge, and scrap	536	442
Loss on abandonment of intangible assets	--	43

Changes in assets and liabilities:
Accounts receivable	3,199	(1,801)
Inventories	2,618	(4,092)
Accounts payable and accrued liabilities	(2,800)	1,477
Deferred revenue	(645)	(949)
Other	(301)	(303)
Net cash provided by operating activities	5,476	4,188

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,051)	(2,608)
Proceeds from insurance and sale of assets	87	--
Purchase of intellectual property	(55)	(29)
Net cash used in investing activities	(7,019)	(2,637)

Cash flows from financing activities:
Net purchase of treasury stock	(48)	(55)
Principal payments on debt	(675)	(1,040)
Issuance of common stock	6	2,650
Net cash (used) provided by financing activities	(717)	1,555

Effect of foreign currency	(99)	(34)
Net increase (decrease) in cash and cash equivalents	(2,359)	3,072
Cash and cash equivalents, beginning of period	9,900	6,828
Cash and cash equivalents, end of period	$7,541	$9,900

Supplemental information:
Property, plant and equipment financed by capital leases	$2,876	$--
Amounts included in capital expenditures but not yet paid	$2,163	$390

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Our revenue is derived from the sale of our products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers involving the development of specific applications of the Company's technologies.  Other revenue is generated from customer-sponsored research and development and for the year ended 2009, the settlement to the Company from the DRAM anti-trust litigation relating to direct purchase of DRAM during the period from April 1999 through June 2002.  Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Significant items subject to such estimates and assumptions include the carrying amounts of property, plant and equipment, and intangibles;  valuation of allowances for receivables, inventories, returns associated primarily with our sales to distributors,  and deferred income taxes; product liability accruals; and valuation of share-based payment arrangements, and fair value estimates used in our goodwill and intangible asset impairment tests.  When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued.  Actual results could differ from those estimates.

Principles of Consolidation.  The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiaries, Ramtron LLC, Ramtron Canada, Inc., Ramtron Kabushiki Kaisha (Ramtron K.K.), Ramtron UK Limited, Ramtron Asia Ltd., and Ramtron Asia Pte. Ltd.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  We consider all cash and highly liquid investments purchased with an average maturity of three months or less to be cash equivalents.

Accounts Receivable.  Accounts receivable consists of amounts billed and currently due from customers.  We extend credit to customers in the normal course of business and maintains an allowance for bad debts and an allowance for returns and discounts.  The bad debt allowance is based upon specific customer collection issues.  The allowance for returns and discounts is based primarily on historical experience.

Inventories. Inventories are stated at the lower of cost or market value.  Cost is determined using average costs.  We provide for an allowance for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Deferred Income Taxes.  Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis and operating loss and tax credit carry forwards.  Refer to Note 14 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  We record a valuation allowance to reduce deferred tax assets to an a amount we believe is more likely than not expected to be realized.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use.  Leased assets will be depreciated over the shorter of their estimated useful lives or the lease term.  Leases that contain a bargain purchase option are depreciated over the estimated useful life.  Assets are initially charged to construction in progress until they are ready for their intended use.  Maintenance and repairs are expensed as incurred and improvements are capitalized.

Goodwill and Intangible Assets.  Goodwill represents the excess of the costs over the fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Due to change in circumstances, the Company performed goodwill impairment testing and intangible asset impairment testing as of March 1, 2009 and recorded an impairment charge for all of our recorded goodwill and certain intangible and long-term assets.  See Note 7 for additional information.  Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment when events or changes in circumstances indicate that the intangible asset may be impaired.  The amounts capitalized for patents are primarily the cost of acquiring the patent.    Expenditures incurred to renew or extend the life of intangible assets are expensed.

Impairment of Long-Lived Assets.  Long-lived assets held and used us and intangible assets subject to amortization are reviewed for impairment, whenever events or changes in circumstances indicate that carrying amounts of assets may not be recoverable.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the estimated fair value of the asset calculated using a future discounted cash flow analysis.  Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.

Accrued Liabilities.  Accrued liabilities consist of the following:

(in thousands)	December 31, 2009	December 31, 2008

Restructuring liability	$242	$--
Accrued property taxes	196	176
Compensation related	555	1,853
Product liability warranty	144	815
Other	622	287
Total	$1,759	$3,131

Revenue Recognition.  We recognize revenue from product sales when title transfers, the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is generally at the time of shipment.  In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied.  We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information.  The revenue recorded is dependent upon estimates of expected customer returns and sales discounts based upon both historical data and management estimates.

Revenue from licensing programs is recognized over the period we are required to provide services under the terms of the agreement.  Revenue from research and development activities that are funded by customers are recognized as the services are performed.

At the time we enter into technology licensing agreements where we receive cash at the time of signing, we credit deferred revenue, a liability account. We will then recognize revenue over the term of the agreement on a straight-line basis.  There are no deferred costs associated with our present agreement.  The deferred revenue shown on our balance sheet at December 31, 2009 relates to a licensing agreement entered into during 2001 in which we received $6.5 million during 2001 through 2003 and subsequently amortized the deferred revenue balance over 10 years, the term of this agreement.  At December 31, 2009, there were two more years remaining on this agreement.

Revenue from royalties is recognized upon the notification to us of shipment of product from our technology license partners to direct customers.

Shipping and Handling Fees and Costs.  The majority of our customers pay their freight charges.  Freight charges billed are offset against selling expenses; the category where the freight expenses are charged.  These charges are immaterial.

Warranty Costs.  We make periodic provisions for expected warranty costs.  Historically warranty costs have been insignificant.

Advertising.  We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2009 and 2008 were $171,000 and $246,000, respectively.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is computed by dividing reported income (loss) available to common stockholders by weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.  In periods where we record a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted loss per share.

The following table sets forth the calculation of net income (loss) per common share:

(in thousands, except per share amounts)	December 31, 2009	December 31, 2008

Net income (loss) applicable to common shares	$(5,827)	$3,660

Common and common equivalent shares outstanding:

Historical common shares outstanding at beginning of year (not including unreleased restricted stock)	26,840	25,469
Weighted average common equivalent shares issued during year	5	884
Weighted average common shares-basic	26,845	26,353
Weighted average common equivalent shares outstanding during year	--	1,198
Weighted average common shares-diluted	26,845	27,551

Net income (loss) per basic share	$(0.22)	$0.14
Net income (loss) per diluted share	$(0.22)	$0.13

For the years ended December 31, 2009 and 2008, we had several equity instruments or obligations that could cause future dilution to our common stockholders and which were not classified as outstanding common shares of the Company.  The following table details the various equity awards that were excluded from the earnings per common share calculation because their inclusion would have been anti-dilutive.  These various equity awards could become dilutive in the future if the average share price increases or we generate net income:

(in thousands)	December 31, 2009	December 31, 2008

Options	5,864	3,077
Restricted stock	465	575

Stock-Based Compensation.  At December 31, 2009, we had one stock-based compensation plan, which is more fully described in Note 11 of these Notes of Consolidated Financial Statements below.

The estimated value of our stock-based option and award plans, less expected forfeitures, is amortized over the awards' respective vesting period on a straight-line basis.

We granted restricted stock awards with a vesting period of one year and a condition of service.  Restricted stock awards are valued using the fair market value of our common stock as of the grant date.  We also granted restricted stock units, restricted by a service condition and a vesting period of three years.  The units vest in three equal annual installments, commencing on the anniversary date of the grant. One unit equals one share of stock upon vesting, and the units have a contractual term of ten years.  Restricted stock units are valued using the fair market value of our common stock as of the grant date.  We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period.  Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings.  The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer up until the vest date.

We also granted nonqualified stock options at an exercise price equal to the fair market value of our common stock on the grant date.  We applied the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date.  Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a contractual term of ten years.

Treasury Stock.  The Company uses the cost method when it acquires stock for treasury.  Since the ultimate disposition of treasury stock has not been decided, the cost has been reflected as a reduction to additional paid-in capital.

Fair Value of Financial Instruments.  The fair value of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period.  Our financial instruments consist of cash and cash equivalents, short-term trade receivables, payables and long-term debt.  The carrying values of cash and cash equivalents, and short-term trade receivables and payables approximate fair value due to their short-term nature.

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

On June 30, 2009, we adopted changes issued by the FASB related to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial positions; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures (see Note 9), the adoption of these changes had no impact on our consolidated financial statements.

NOTE 2.   BASIS OF PRESENTATION

The accompanying audited consolidated financial statements for the years ended December 31, 2009 and 2008 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as "subsequent events."  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  As of January 28, 2010, our bank increased our eligible foreign accounts receivable sublimit, which will serve to increase our borrowing base on our line of credit.  See Note 9 for further information. We evaluated for disclosure subsequent events that have occurred up to February 18, 2010, the date of issuance of our financial statements.  The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States.

Certain amounts reporting in prior periods have been reclassified to conform to the current presentation.

NOTE 3.   CHANGE IN ESTIMATE

During the year ended December 31, 2008, we adjusted our estimate relating to the total compensation charge for the management performance based challenge awards.  The awards represented 575,000 shares relating to a performance condition of satisfying both a minimum sales goal and a minimum percentage of sales by December 31, 2009.  We reversed all prior accruals and did not accrue any further expense for this performance-based restricted stock award effective for the quarter ended December 31, 2008.  This adjustment was due to the estimate that we would not meet the minimum net income target compared to the target net income for the year ending December 31, 2009 required for any portion of the award to vest.  Based upon the revised estimate, we made a cumulative adjustment of $892,000 for the year ended December 31, 2008.  The effect of this adjustment was to reduce expense as follows:

(in thousands)	Year Ended December 31, 2008

General and administrative expense	$(512)
Sales and marketing	(211)
Research and development	(169)
Total	$(892)

This change also reduced our additional paid-in capital by $892,000 for the year ended December 31, 2008 and increased operating income by $892,000 and net income by $580,000.  This change in estimate also increased net income per basic and diluted shares by $0.02 for the year ended December 31, 2008.

NOTE 4.   RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, we developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the current economic climate.  The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in our workforce.  We also incurred charges in the quarter ended September 30, 2009 primarily relating to employee relocation costs and contract termination costs related to our building lease associated with the closing of our Montreal design center.

During the quarter ended December 31, 2009, we incurred additional termination benefit charges associated with the final reduction in force at our Montreal design center, which was offset by the present value of the partial sublease obtained at our leased facility in Montreal.  Our lease and sublease continue until the first quarter of March 2012.

The following table sets forth the accounting and balances of our restructuring expenses and expected charges for the duration of the plan:

(in thousands)	Termination Benefits	Contract Termination Costs	Other Costs	Total

Balance at December 31, 2008	$--	$--	$--	$--
Provision/(Adjustments) recorded for year ended December 31, 2009	517	215	112	844
Cash payments	(462)	(28)	(112)	(602)
Balance at December 31, 2009	$55	$187	$--	$242

NOTE 5.   INVENTORIES

Inventories consist of:

(in thousands)	December 31, 2009	December 31, 2008

Finished goods	$2,147	$3,409
Work in process	4,691	6,583
	$6,838	$9,992

NOTE 6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	December 31,
		2009	2008

Land	--	$668	$668
Buildings and improvements	18 and 7	9,212	8,924
Equipment	3 and 5	14,397	14,003
Office furniture and equipment	5 and 7	739	789
Construction in progress (1)	--	10,807	610
		35,823	24,994
Less accumulated depreciation		(20,482)	(19,359)
		$15,341	$5,635

(1) Property under capital leases of $2.9 million is included in construction in progress.

Depreciation expense for property, plant and equipment was $1,851,000 and $1,864,000 for 2009 and 2008, respectively. Maintenance and repairs expense was $2,180,000 and $2,031,000 for 2009 and 2008, respectively.  Included in maintenance are software maintenance contracts.

NOTE 7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of:

(in thousands)	December 31, 2009	December 31, 2008

Goodwill	--	$5,914
Accumulated amortization	--	(3,943)
Goodwill, net	--	$1,971

Patents and core technology	$6,185	$10,603
Accumulated amortization	(3,385)	(4,133)
Intangible assets, net	$2,800	$6,470

Long-lived assets, including property, plant and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable.  Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends.  Based upon economic conditions during the fourth quarter of 2008 and the first quarter of 2009, and our decision to close its Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center.  The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005.  As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property.  If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value.  We determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management's assumptions in regards to future cash flows.  This was a Level III input as defined in the Codification.  Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

(in thousands)

Intangible assets	$3,317
Property, plant and equipment	130
Total	$3,447

We do not amortize goodwill, but test for impairment on an annual basis.  Our tests are typically completed during the fourth quarter of each year.  Due to the change of circumstances, as mentioned above and a sustained and significant decline in our stock price, we tested goodwill for impairment on March 1, 2009. Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  We have only one reportable operating segment and the goodwill impairment testing was performed at the reporting unit level, which was defined as the consolidated company.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined by comparing the estimated fair value of our assets and liabilities as of the date of the impairment testing to the carrying amount of the net assets, after taking into account the impairment of the long-lived assets noted above.

Based on the results of the first step of the goodwill analysis, it was determined that our net book value exceeded our estimated fair value.  As a result, we performed the second step of the impairment test to determine the implied fair value of goodwill.  Under step two, the difference between the estimated fair value of the Company and the sum of the estimated fair value of the identified net assets results in the residual value of goodwill.  Specifically, we allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets.  Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, we recognized goodwill impairment charges of approximately $1.925 million in the first quarter of 2009.  This amount is not equal to the carrying value of goodwill at December 31, 2008 due to certain foreign currency translation adjustments with respect to goodwill recorded at our wholly owned subsidiary in Canada.

Fair value of our reporting unit was determined by our market capitalization, which was determined using Nasdaq quoted market values for Step 1 of the test.  This was a Level I input.

We assigned fair value to our long-lived assets and liabilities using Level II and Level III inputs.  Level II inputs, which include inputs that are derived principally from or corroborated by observable market data or other means, were used to value our land and building.  Level III inputs were used to estimate the fair value for our patents and our contingent liability concerning product warranty for in-field failures.  All other assets and liabilities were valued at their current book value.

(in thousands)
Description	Carrying Value as of March 1, 2009 (date our impairment testing performed)	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total Impairment Charges for Year Ended December 31, 20X2

Intangible assets	$3,317			x	$3,317
Net Property, Plant and Equipment	130		x	x	130
Goodwill	1,925	x	x	x	1,925
Total					$5,372
______________
x = Inputs used in the Company's fair value analysis

Amortization expense for intangible assets was $294,000 and $598,000 in 2009 and 2008, respectively.  Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2010 through 2014 and a total of $1.6 million thereafter.

NOTE 8.   SIGNIFICANT CUSTOMERS

For the years ended December 31, 2009 and 2008, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

	Percentage of Company Total
	2009	2008

Sales	11%	15%
Accounts receivable	28%	34%
Inventory	19%	9%

NOTE 9.   LONG-TERM DEBT

(in thousands)	December 31, 2009	December 31, 2008

Long-term debt:
Capitalized lease	$2,582	$--
National Semiconductor promissory note	904	1,100
Mortgage note	3,728	3,859
	7,214	4,959

Long-term debt current maturities	(1,341)	(382)
Total	$5,873	$4,577

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a ..375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  The Company plans to draw upon loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of December 31, 2009 was $2.5 million reflecting the $1.1 million of letters of credit outstanding.

On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based upon us obtaining foreign account receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.

We are required to comply with certain covenants under the loan agreement, including minimum EBITDA measured quarterly and minimum quick ratio measured monthly.  We were in compliance with all of our debt covenants as of December 31, 2009.

On August 18, 2009, we also entered into an Amended and Restated Intellectual Property Security Agreement with SVB that secures our obligations under the Amended Loan Agreement by granting SVB a security interest in all of our right, title and interest in, to and under its intellectual property.

We have entered into three capital leases during 2009 totaling approximately $2.9 million with terms between two and three years with effective interest rates of approximately 10%.  We have obtained standby letter of credit in favor of two of the three lessors for approximately $1.1 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of December 31, 2009, the present value of this promissory note is $904,000.  We discounted the note at 5.75%.  The face value of this note as of December 31, 2009 was $1,000,000.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which Ramtron International Corporation serves as sole member and sole manager, closed on its mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%.  We are obligated to make monthly principal and interest payments of $30,500 until January 2016 and a balloon payment of $2,757,000 in January 2016.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing our real estate as collateral for the mortgage loan facility.

Payments of our outstanding promissory notes and leases are as follows as of December 31, 2009:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Promissory notes	$390	$325	$390	$414	$179	$2,934	$4,632
Capital leases	1,167	988	792	--	--	--	2,947
Less amount representing interest on the capital leases							(365)
Total debt							$7,214

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Capital leases	$2,582	$2,582	$--	$--
National semiconductor promissory note	904	879	1,100	1,094
Mortgage note	3,728	3,571	3,859	3,921
	$7,214	$7,032	$4,959	$5,015

The above fair values were estimated based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 10.   COMMITMENTS

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2013 for various equipment, software, and facilities.  Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2009 are as follows:

(in thousands)

2010	$1,778
2011	1,631
2012	705
2013	17
Total	$4,131

Total rent expense on all operating leases was $1.9 million, and $1.7 million for 2009 and 2008, respectively.

Manufacturing Alliances

In 1999, we entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products with an initial term of five years with automatic one-year renewals. The agreement requires Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us.  In October 2009, Fujitsu notified us of their intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory to satisfy our product delivery requirements through the first quarter of 2011.  As a result, we placed wafer purchase orders of approximately $15 million to meet anticipated product delivery requirements.  The purchase orders expire during the first quarter of 2011 and are currently outstanding and non-cancellable.  The product will be supplied to us at prices negotiated based on current market conditions.  If the demand for our Fujitsu-supplied products exceeds the inventory held by Fujitsu and we are unable to obtain products from alternate sources of supply, our business could be adversely affected.

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

In February 2009, the Company and IBM entered into an agreement in which IBM will provide ferroelectric RAM (F-RAM) manufacturing services to us on a purchase order basis.  The Company and IBM also entered into Inbound Equipment and Program Loan Agreement, pursuant to which we will loan specialized equipment to IBM to use in manufacturing products for us.  IBM will provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide tools, peripheral equipment, technology and specifications required for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  The term of the agreement extends through December 31, 2016, subject to earlier termination under certain conditions.  On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM.  This agreement provides for the supply of equipment and services to be provided respectively by IBM and the Company in connection with IBM’s manufacture of products for Ramtron in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. As of December 31, 2009, we have outstanding commitments relating to process support of $2.8 million, including amounts accrued but not yet paid.

NOTE 11.   STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We has one active stock option plan: the 2005 Incentive Award Plan (the "2005 Plan").  The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan.  The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance.  In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock.  The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for  issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans.  The maximum term of each grant is ten years under the Plan.  The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock.  As of December 31, 2009, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 plan was 2,102,822 as of December 31, 2009.

Total stock-based compensation recognized in our consolidated statement of income are as follows:

Income Statement Classifications
(in thousands)	December 31, 2009	December 31, 2008

Income Statement Classifications:
Cost of product sales	$73	$161
Research and development	308	235
Sales and marketing	213	91
General and administrative	857	534
Total	$1,451	$1,021

During the year ended December 31, 2008, we reduced our compensation expense by $892,000 due to a change in estimate relating to performance-based restricted stock awards.  See Note 3 for additional information.

Stock Options

As of December 31, 2009, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2009, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which was the calculated expected term of our options over the past ten years, a period we considered a fair indicator of future exercises.  We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options.  Forfeitures are estimated at the time of grant based upon historical experience.  We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the years ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

Risk free interest rate	2.8%	3.03%
Expected dividend yield	0%	0%
Expected term (in years)	6 yrs	6.25 yrs
Expected volatility	68%	67%

The weighted average fair value per share of shares granted during the years ended December 31, 2009 and 2008 were $1.04 and $1.27, respectively.

The following table summarizes stock option activity related to our Plans for the year ended December 31, 2009:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)

Outstanding at December 31, 2008	6,201
Granted	142	$1.65
Forfeited	(48)	$3.21
Exercised	(4)	$1.88
Expired	(427)	$2.89
Outstanding at December 31, 2009	5,864

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the years December 31, 2009 and 2008 was $1,000 and $239,000, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

			Weighted Average
Exercise Price Range		Number of Options Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
		(in thousands)			(in thousands)

$1.02	$2.22	1,052	$1.71	6.47
$2.29	$2.29	1,274	$2.29	5.91
$2.32	$3.71	1,244	$3.09	4.68
$3.72	$4.07	1,694	$3.88	6.39
$4.15	$17.81	600	$6.31	1.26
Ending outstanding		5,864	$3.23	5.41	$136
Ending vested and expected to vest		5,832	$3.23	5.39	$131
Ending exercisable		4,810	$3.31	4.79	$30

Exercise Price Range		Number of Options Exercisable	Weighted Average Exercise Price
		(in thousands)

$1.02	$2.22	579	$1.82
$2.29	$2.29	1,273	$2.29
$2.32	$3.71	1,184	$3.08
$3.72	$4.07	1,203	$3.85
$4.15	$17.81	571	$6.41
		4,810	$3.31

The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of the options.  The closing market value as of December 31, 2009 was $1.77 as reported by the Nasdaq Global Market.

Cash received from option exercises for the year ended December 31, 2009 was $7,000.  The actual tax benefit realized for the tax deduction from option exercises was $1,000.

Restricted Stock

In 2009, we granted 50,000 shares of restricted stock at an average market value of $1.85 per share.  These awards vest in one year based on continued service.  As of December 31, 2009, there was approximately $257,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.55 years.

A summary of non-vested restricted shares during the year ended December 31, 2009 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2008	848	$2.36
Granted	50	$1.85
Forfeited	(575)	$2.81
Vested/Released	(91)	$1.42
Outstanding at December 31, 2009	232	$1.51

The forfeited restricted stock awards of 575,000 shares related to a performance condition of satisfying both a minimum sales goal and a minimum percentage of sales by December 31, 2009.  The goals were not achieved and the Company stopped accruing stock-based compensation expense relating to these awards during the year ended December 31, 2008.

Restricted Stock Units

On December 15, 2009, the Company granted 166,500 restricted stock units that vest over a three year period in three equal annual installments.  Restricted stock units represent rights to receive shares of common stock at a future date.  There is no exercise price and no cash payment is required for receipt of restricted stock units on the shares issued in settlement of the award.  The fair market value of the Company's common stock at the time of the grant, which was $1.68 at the effective date of these grants, is amortized to expense on a straight-line basis over the vesting period.

A summary of the Company's restricted stock units as of December 31, 2009 are as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	118
Grants	166
Forfeited	(17)
Vested/Released	(34)
Outstanding at December 31, 2009	233	1.82	$412
Vested and expected to vest	220	1.81	$389

As of December 31, 2009, there was approximately $326,000 remaining in unrecognized compensation costs.  The cost is expected to be recognized through 2012 with a weighted-average recognition period of 2.67 years.

Warrants

Warrants to purchase shares of the Company's common stock are as follows:

	Number of Shares	Exercise Price Per Share
	(in thousands)

Outstanding and exercisable at December 31, 2008	100	$1.42
Cancelled	(100)
Outstanding balance at December 31, 2009	--

NOTE 12.   RELATED PARTY TRANSACTIONS

The National Electrical Benefit Fund (the "Fund") is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company's common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund's investment in the Company.  During 2009 and 2008, the Company was obligated to pay to the Fund approximately $60,000 per year in payment of such fees and expenses.  The amounts of $210,000 and $150,000 related to this obligation were included in accrued liabilities as of December 31, 2009 and 2008, respectively.

NOTE 13.   SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	2009	2008

Cash paid for interest	$372	$368
Cash paid for income taxes	$70	$230

NOTE 14.   INCOME TAXES

The sources of income (loss) before income taxes and after discontinued operations were as follows:

(in thousands)	2009	2008

United States	$(1,952)	$5,642
Foreign	(4,496)	262
Income (loss) before income taxes	$(6,448)	$5,904

Income tax expense (benefit) attributable to income (loss) before income taxes consisted of:

Current:

(in thousands)	2009	2008
Current:

Federal	$(289)	$28
State	(5)	24
Foreign	29	46
	(265)	98
Deferred:

Federal	(336)	1,764
State	(20)	382
Foreign	--	--
	(356)	2,146
Income Tax expense (benefit)	$(621)	$2,244

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes.  The reasons for this difference for the years ended December 31, were as follows:

(in thousands)	2009	2008

Computed expected tax expense (benefit)	$(2,257)	$2,060
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal impact	(129)	118
Non-deductible differences	45	51
Foreign operations	(7)	(13)
Refundable credits	(78)	(102)
Non-deductable impairment charges	2,016	--
Alternative minimum tax	(211)	130
Impact of change in income tax rates on deferred taxes	--	1,756
Impact of change in income tax rates on valuation allowance	--	(1,756)
Income tax expense (benefit)	$(621)	$2,244

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $5.8 million will be realized as of December 31, 2009.

The components of deferred income taxes are as follows:

(in thousands)	2009	2008

Current:
Deferred revenue	$239	$239
Accrued liabilities, not deducted until paid for tax purposes	690	734
U.S. net operating loss carryovers	512	895
	1,441	1,868
Less valuation allowance	(1,147)	(1,602)
	294	266
Non-current:
U.S. net operating loss carryovers	22,394	30,344
Foreign net operating loss carryovers	1,442	1,617
Deferred revenue	209	447
Fixed assets	1,141	1,117
Share-based payments	1,618	1,140
Alternative minimum tax credit	119	323
Other	59	113
	26,982	35,101
Less valuation allowance	(21,483)	(29,927)
	5,499	5,174
Net deferred tax assets	$5,793	$5,440

As of December 31, 2008, the Company had a valuation allowance against its deferred tax assets of $31.5 million.  As of December 31, 2009, the valuation allowance decreased to $22.6 million.  This decrease of $8.9 million is primarily due to expiring net operating losses.

As of December 31, 2009, the Company had unrestricted federal net operating loss carryforwards of approximately $62 million to reduce future taxable income, which expire as follows:

Expiration Date	Regular Tax Net Operating Losses

2011	$3,749
2012	9,287
2013	12,264
2014 through 2029	36,606
$61,906

During 2009 and 2008, net operating loss carryovers of approximately $20 million and $17 million,  respectively, expired.

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties.

During 2008, we recognized approximately $1.26 million decrease in the deferred tax asset for unrecognized tax benefits.  A reconciliation of the beginning and ending amounts of unrecognized tax liability were as follows:

(in thousands)	2009	2008

Balance at January 1, 2009	$1,260	$--
Additions based on tax positions related to current year	--
Additions for tax positions of prior years	--	1,260
Reductions for tax positions of prior years	(238)
Settlements	--
Balance at December 31, 2008	$1,022	$1,260

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense.  There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of California, Colorado, Texas and Vermont and in several foreign countries.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, including 2005 in California.

NOTE 15.   CONTINGENCIES

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights.  We cannot be certain that third parties will not make a claim of infringement against us or against its semiconductor company licensees in connection with their use of our technology.  Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.  A successful claim of infringement against us or one of its semiconductor manufacturing licensees in connection with use of our technology could materially impact the Company's results of operations.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was held in January 2010 and at the request of both parties, the hearing was moved to April 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee's claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2009.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm under temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" to be included in our 2010 Proxy Statement for the 2010 Annual Meeting of Stockholders.  Information  regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption "Audit Committee Members" to be included in our 2010 proxy statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption "Executive Officers of the Registrant" to be included in our 2010 Proxy Statement for the 2010 Annual Meeting of Stockholders.  Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" to be included in our 2010 Proxy Statement.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com.  Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions "Executive Compensation" and  Director Compensation" to be included in our 2010 Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" to be included in our 2010 Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" and "Director  Independence" to be included in our 2010 Proxy Statement.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption "Ratification of Appointment of Independent Auditors" to be included in our 2010 Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements:

See index to financial statements contained in Item 8 - Financial Statements and Supplementary Data

(2)  Financial Statement Schedules:

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

INDEX TO EXHIBITS
Exhibit Number
3.1	Certificate of Incorporation of Registrant, as amended.(4)
3.2	Bylaws of Registrant, as amended.(15)

4.2	Amended and Restated Warrant to purchase 100,000 shares of common stock issued by the Registrant to the National Electrical Fund dated August 6, 1999.(3)
4.5	Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(6)

10.3	1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.6	Amendment No. 1 to Registrant's 1995 Stock Option Plan dated October 24, 1996.(1)
10.7*	Second Amendment to F-RAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.(4)
10.8	Amendment No. 2 to Registrant's 1995 Stock Option Plan dated December 22, 1999.(4)
10.9	Registrant's 1999 Stock Option Plan.(4)
10.17	Amendment No. 3 to Registrant's 1995 Stock Option Plan, as amended, dated July 25, 2000.(5)
10.18	Amendment No. 1 to Registrant's 1999 Stock Option Plan, as amended, dated July 25, 2000.(5)
10.19*	Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(5)
10.21*	Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(7)
10.22*	F-RAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(8)
10.31*	Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (9)
10.32	Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(9)
10.36	Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(11)
10.37	Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(11)
10.39	Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(12)
10.48	Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(10)
10.49	Intellectual Property Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(10)
10.50	Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.(13)
10.51	Fourth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank.(14)
10.53*	Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.(16)
10.54	Amendment No. 2 to Registrant's 1999 Stock Option Plan. (17)

10.55	Amended and Restated 2005 Incentive Award Plan.(17)
10.56	Form of Amended and Restated Change in Control Agreement Between Registrant and its executive officers dated December 23, 2008.(17)
10.57	Fifth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated March 13, 2009.(18)
10.58*	Custom Sales Agreement between Registrant and International Business Machines Corporation dated February 9, 2009. (19)
10.59	Sixth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated June 24, 2009. (20)
10.60	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(21)
10.61	Amended and Restated Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(21)
10.62	Loan and Security Agreement (EX-IM Loan Facility) between the Registrant and Silicon Valley Bank dated August 18, 2009.(21)
10.63	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(21)
10.64*	Semiconductor Services Attachment No. 4 to Custom Sales Agreement between Registrant and International Business Machines Corporation dated December 31, 2009.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(10)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.
(11)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.
(12)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 21, 2007.
(14)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2007.
(15)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 1, 2007.
(16)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007.
(17)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 2, 2009.
(18)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 17, 2009.
(19)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.
(20)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on June 29, 2009.
(21)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2010.

RAMTRON INTERNATIONAL CORPORATION

By: /s/ William W. Staunton, III
William W. Staunton, III
Director and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints William W. Staunton, III and Eric A. Balzer, his true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William G. Howard, Jr.	Chairman of the Board	2-18-2010
William G. Howard, Jr.

/s/ William L. George	Director	2-18-2010
William L. George

/s/ Jack L. Saltich	Director	2-18-2010
Jack L. Saltich

/s/ Theodore J. Coburn	Director	2-18-2010
Theodore J. Coburn

/s/ Eric Kuo	Director	2-18-2010
Eric Kuo

/s/ William W. Staunton, III	Director and Chief Executive Officer (Principal Executive Officer)	2-18-2010
William W. Staunton, III

/s/ Eric A. Balzer	Director and Chief Financial Officer (Principal Accounting Officer)	2-18-2010
Eric A. Balzer