Form 10-Q
period 2010-03-31
RAMTRON INTERNATIONAL CORP
filed 2010-05-10
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer ☐                                                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

27,357,084 shares	As of May 6, 2010
Common Stock, $0.01 par value

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1-	Legal Proceedings	24

Item 1A -	Risk Factors	24

Item 6 -	Exhibits	33

PART I - FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Amounts in thousands, except par value and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,675	$7,541
Accounts receivable, less allowances of $900 and $811, respectively	9,744	7,979
Inventories	6,803	6,838
Deferred income taxes, net	280	294
Other current assets	1,675	1,360
Total current assets	27,177	24,012

Property, plant and equipment, net	16,709	15,341
Intangible assets, net	2,796	2,800
Long-term deferred income taxes, net	5,253	5,499
Other assets	305	263
Total assets	$52,240	$47,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,000	$--
Accounts payable	5,032	5,275
Accrued liabilities	2,344	1,759
Deferred revenue	650	645
Current portion of long-term debt	1,851	1,341
Total current liabilities	11,877	9,020
Deferred revenue	408	564
Long-term debt, less current portion	6,513	5,873
Total liabilities	18,798	15,457

Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,343,869 and 27,190,152 shares issued, respectively and 27,343,869 and 27,169,587 shares outstanding, respectively	273	272
Additional paid-in capital	251,867	251,287
Accumulated other comprehensive loss	(316)	(304)
Accumulated deficit	(218,382)	(218,797)
Total stockholders' equity	33,442	32,458
Total liabilities and stockholders' equity	$52,240	$47,915

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue:
Product sales	$15,646	$10,204
License and development fees	179	179
Royalties	23	107
	15,848	10,490
Costs and expenses:
Cost of product sales	7,566	5,535
Research and development	3,523	2,682
Sales and marketing	2,048	1,803
General and administrative	1,805	1,513
Restructuring expense	--	459
Impairment charge	--	5,372
	14,942	17,364
Operating income (loss)	906	(6,874)
Interest expense	(155)	(86)
Other income (expense), net	(66)	43
Income (loss) before income tax (provision) benefit	685	(6,917)
Income tax (provision) benefit	(270)	506
Net income (loss)	$415	$(6,411)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12)	(180)
Comprehensive income (loss)	$403	$(6,591)

Net income (loss) per common share:
Basic and diluted:	$0.02	$(0.24)
Weighted average common shares outstanding:
Basic	26,997	26,840
Diluted	27,293	26,840

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands, except par value amounts)
(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2009	27,170	$272	$251,287	$(304)	$(218,797)	$32,458
Exercise of options	75	1	169	--	--	170
Stock-based compensation expense	--	--	411	--	--	411
Issuance of restricted stock	99	--	--	--	--	--
Foreign currency translation adjustments	--	--	--	(12)	--	(12)
Net income	--	--	--	--	415	415
Balances, March 31, 2010	27,344	$273	$251,867	$(316)	$(218,382)	$33,442

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Amounts in thousands)

	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net income (loss)	$415	$(6,411)
Adjustments used to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	447	460
Amortization	62	111
Bad debt recovery	(104)	(2)
Stock-based compensation	411	342
Deferred income taxes	260	(534)
Impairment charge	--	5,372
Imputed interest on note payable	13	16
Provision for inventory write-off, warranty charge, and scrap	167	16

Changes in assets and liabilities:
Accounts receivable	(1,661)	1,234
Inventories	(132)	28
Accounts payable and accrued liabilities	1,103	(3,508)
Deferred revenue	(151)	(161)
Other	(358)	(83)
Net cash provided by (used in) operating activities	472	(3,120)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,175)	(1,922)
Purchase of intellectual property	(58)	(15)
Net cash used in investing activities	(1,233)	(1,937)

Cash flows from financing activities:
Proceeds from line of credit	2,000	--
Principal payments on debt	(263)	(32)
Issuance of common stock	170	--
Net cash provided by (used in) financing activities	1,907	(32)

Effect of foreign currency	(12)	(13)
Net increase (decrease) in cash and cash equivalents	1,134	(5,102)
Cash and cash equivalents, beginning of period	7,541	9,900
Cash and cash equivalents, end of period	$8,675	$4,798

Supplemental information:
Cash paid for interest	$131	$67
Cash paid for income taxes	$17	$50
Amounts included in capital expenditures but not yet paid	$1,403	$20
Property, plant and equipment financed by capital leases	$1,400	--

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Our revenue is derived from the sale of our products and from license and development arrangements entered into with a limited number of established semiconductor manufacturers involving the development of specific applications of the Company's technologies.  Other revenue is generated from customer-sponsored research and development.  Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

Fair Value Measurements.  On January 1, 2010, the Company adopted new accounting guidance that is included in ASC Topic 820, "Fair Value Measurements and Disclosures."  This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy.  In addition, the guidance clarifies certain existing disclosure requirements.  The adoption of this standard had no impact on our consolidated financial statements.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the audited balance sheet at December 31, 2009 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our intangible asset impairment tests, and the valuation of stock-based compensation.  The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009, which includes all disclosures required by GAAP.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 3.   RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, we developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the then current economic climate.  The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in our workforce.  Throughout the remaining quarters of 2009, we also incurred additional charges for termination benefits and contract termination charges associated with our building lease of our design facility in Montreal, which we closed during the second quarter of 2009.

The following table sets forth the accounting and balances of our restructuring liability.  We do not expect any further charges associated with this restructuring:

(in thousands)	Termination Benefits	Contract Termination Costs	Total

Balance at December 31, 2009	$55	$187	$242
Cash payments	(26)	(76)	(102)
Balance at March 31, 2010	$29	$111	$140

NOTE 4.   INVENTORIES

Inventories consist of:

(in thousands)	March 31, 2010	December 31, 2009

Finished goods	$1,745	$2,147
Work in process	5,058	4,691
	$6,803	$6,838

NOTE 5.   INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	March 31, 2010	December 31, 2009

Patents	$6,243	$6,185
Accumulated amortization	(3,447)	(3,385)
Intangible assets, net	$2,796	$2,800

Long-lived assets, including property, plant and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable.  Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends.  Based upon economic conditions during the fourth quarter of 2008 and the first quarter of 2009, and our decision to close our Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center.  The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005.  As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property.  If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value.  We determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management's assumptions in regards to future cash flows.  This was a Level III input as defined by GAAP.  Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

(in thousands)

Intangible assets	$3,317
Property, plant and equipment	130
Total	$3,447

Due to the change of circumstances mentioned above and a sustained and significant decline in our stock price, we tested goodwill for impairment on March 1, 2009. Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  We have only one reportable operating segment and the goodwill impairment testing was performed at the reporting unit level, which was defined as the consolidated company.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined by comparing the estimated fair value of our assets and liabilities as of the date of the impairment testing to the carrying amount of the net assets, after taking into account the impairment of the long-lived assets noted above.

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

(in thousands)
Description	Carrying Value as of March 1, 2009 (date our impairment testing performed)	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total Impairment Charges for Year Ended December 31, 2009

Intangible assets	$3,317			x	$3,317
Net Property, Plant and Equipment	130		x	x	130
Goodwill	1,925	x	x	x	1,925
Total					$5,372
______________
x = Inputs used in the Company's fair value analysis

Amortization expense for intangible assets was $62,000 and $111,000 for the quarter ended March 31, 2010 and 2009, respectively.  Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2010 through 2014 and a total of $1.6 million thereafter.

NOTE 6.   SIGNIFICANT CUSTOMERS

For the quarters ended March 31, 2010 and December 31, 2009, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

	Percentage of Company Total
	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009

Sales	11%	17%
Accounts receivable	16%	29%
Inventory	13%	19%

NOTE 7.   CONTINGENCIES

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights.  We cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees in connection with their use of our technology.  Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.  A successful claim of infringement against us or one of its semiconductor manufacturing licensees in connection with use of our technology could materially impact the Company's results of operations.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of March 31, 2010.

The Company is involved in other legal matters in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.   LONG-TERM DEBT

(in thousands)	March 31, 2010	December 31, 2009

Long-term debt:
Capital leases	$3,753	$2,582
National Semiconductor promissory note	917	904
Mortgage note	3,694	3,728
	8,364	7,214

Long-term debt current maturities	(1,851)	(1,341)
Total	$6,513	$5,873

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a ..375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  The Company plans to draw upon loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of March 31, 2010 was $3.7 million reflecting letters of credit outstanding, cash management services sub limits, and ineligible accounts.

On August 18, 2009, we also entered into an Amended and Restated Intellectual Property Security Agreement with SVB that secures our obligations under the Amended Loan Agreement by granting SVB a security interest in all of our right, title and interest in, to and under its intellectual property.

On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based on our obtaining foreign account receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.

We are required to comply with certain covenants under the loan agreement, including minimum EBITDA measured quarterly and minimum quick ratio measured monthly.  We were in compliance with all of our debt covenants under the loan agreement as of March 31, 2010.

We entered into three capital leases during 2009 totaling approximately $2.9 million with terms between two and three years with effective interest rates of approximately 10%.  We have obtained standby letter of credit in favor of two of the three lessors for approximately $1.2 million.

In March 2010, we entered into a capital lease for $1.4 million with a 30-month term and an effective interest rate of 9%.  We obtained a standby letter of credit in favor of the lessor for $700,000.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of March 31, 2010, the present value of this promissory note is $917,000.  We discounted the note at 5.75%.

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

Payments of our outstanding promissory notes and leases are as follows as of March 31, 2010:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Promissory notes	$326	$368	$390	$414	$179	$2,934	$4,611
Capital leases	1,317	1,578	1,339	--	--	--	4,234
Less amount representing interest on the capital leases							(481)
Total debt							$8,364

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Capital leases	$3,753	$3,753	$2,582	$2,582
National semiconductor promissory note	917	896	904	879
Mortgage note	3,694	3,544	3,728	3,571
	$8,364	$8,193	$7,214	$7,032

The above fair values were estimated based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 9.   STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We have one active stock option plan: the 2005 Incentive Award Plan (the "2005 Plan").  The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan.  The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance.  In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock.  The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans.  The maximum term of each grant is ten years under the Plan.  The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  No exercise price or cash payment is required for the release of the restricted stock.  The fair market value of the Company's common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  Restricted stock units represent rights to receive shares of common stock at a future date.  No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award.  The fair market value of the Company's common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.  The exercise of stock options and issue of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock.  As of March 31, 2010, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,533,722 as of March 31, 2010.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

Income Statement Classifications

(in thousands)	March 31, 2010	March 31, 2009

Cost of product sales	$25	$5
Research and development	90	80
Sales and marketing	61	52
General and administrative	235	205
Total	$411	$342

Stock Options

As of March 31, 2010, there was approximately $2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2.5 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2010, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which was the calculated expected term of our options over the past 10 years, a period we considered a fair indicator of future exercises.  We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options.  Forfeitures are estimated at the time of grant based upon historical experience.  We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the quarter ended March 31, 2010 are as follows:

March 31, 2010

Risk free interest rate	3.0%
Expected dividend yield	--
Expected term (in years)	6.0
Expected volatility	69%

No grants were given during the three months ended March 31, 2009.  The weighted average fair value per share of shares granted during the quarter ended March 31, 2010 was $1.25.

The following table summarizes stock option activity related to our Plans for the quarter ended March 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)

Outstanding at December 31, 2009	5,864
Granted	471	$1.98
Forfeited	--	--
Exercised	(75)	$2.27
Expired	(159)	$7.29
Outstanding at March 31, 2010	6,101

The intrinsic value of $2.4 million was calculated as the difference between the market value as of March 31, 2010 and the exercise price of the options.  The closing market value as of March 31, 2010 was $2.80 as reported by the Nasdaq Global Market.

Cash received from option exercises for the quarter ended March 31, 2010 was $170,000.  The actual tax benefit realized for the tax deduction from option exercises was $47,000.

Restricted Stock

As of March 31, 2010, there was approximately $404,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 2 years.

A summary of non-vested restricted shares during the quarter ended March 31, 2010 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2009	232	$1.51
Granted	99	$1.97
Forfeited	--	--
Vested/Released	(49)	$1.85
Outstanding at March 31, 2010	282	$1.61

Restricted Stock Units

A summary of the Company's restricted stock units as of March 31, 2010 are as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	232
Grants	--
Forfeited	--
Vested/Released	--
Outstanding at March 31, 2010	232	1.57	$652

As of March 31, 2010, there was approximately $304,000 remaining in unrecognized compensation costs related to unvested outstanding restricted stock units with a weighted-average recognition period of 2.42 years.

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

For the three months ended March 31, 2010, the Company recorded a $270,000 income tax provision.  The provision recorded was a non-cash transaction.

For the three months ended March 31, 2010, the Company's effective rate was approximately 39%.  This higher effective rate is due to non-deductible items.

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

The following table sets forth the calculation of net income (loss) per common share for the three months ended March 31, 2010 and 2009:

(in thousands, except per share amounts)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income (loss)	$415	$(6,411)

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,170	27,688
Less: Non-vested restricted stock at beginning of period	(232)	(848)
Weighted average common shares issued during period	59	--
Weighted average common shares at end of period - basic	26,997	26,840

Effect of other dilutive securities:
Options	119	--
Restricted stock awards and units	177	--
Weighted average common shares at end of period - diluted	27,293	26,840
Net income (loss) per share:
- basic and diluted	$0.02	$(0.24)

As of March 31, 2010 and 2009, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company.  The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Warrants	--	100
Options	5,204	6,158
Restricted stock/units	--	1,006

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein.  Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties.  You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part II- Item 1A "Risk Factors," and elsewhere in our Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements may be identified by the use of forward-looking words or phrases such as "will," "may," "believe," "expect," "intend," "anticipate," "could," "should," "plan," "estimate," and "potential," or other similar words.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Significant Estimates.  The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets, income taxes, accrued expenses, stock compensation accruals, and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition and operating results.

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

Deferred Income Taxes. As part of the process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to estimate our income taxes on a consolidated basis. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards.  Realization of the recorded deferred tax assets depends upon the generation of sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment up or down in future periods if estimates of future taxable income are changed. Future adjustments could materially affect our financial results as reported in conformity with accounting principles generally accepted in the United States of America and, among other effects, could cause us not to achieve our projected results.

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

Business Highlights for the Quarter Ended March 31, 2010

We were issued U.S. Patent No. 7,672,151 entitled Method for Reading Non-volatile Ferroelectric Capacitor Memory Cell. The patent materially expands our intellectual property portfolio. This new patent covers methods of reading and restoring a 1T/1C F-RAM memory cell. The patent claims fundamental technology for the basic reading and restoring of a 1T/1C F-RAM memory cell including a word line, bit line, a drive line, an access transistor and a ferroelectric capacitor having two different polarization states.

We announced the expansion of our global sales reach through Montreal-based Future Electronics to include key markets in Europe, Japan, and Asia. The agreement authorizes Future Electronics to globally distribute our full line of F-RAM memory devices and integrated products.

Product Highlights for the Quarter Ended March 31, 2010

In March 2010, we received the first lot of production silicon of our MaxArias wireless memory product.  Although the device performed well to most device specifications, an adjustment to the power circuitry was required to ensure that the device operates to full specification.  We expect the next lot of production silicon for that product during the second quarter of 2010.

Financial Highlights for the Quarter Ended March 31, 2010

•	Total revenue in for the three months ended March 31, 2010 was $15.8 million, an increase of 51% from $10.5 million in the three months ended March 31, 2009.
•	Net income was $415,000, or $0.02 per share, for the three months ended March 31, 2010, compared with net loss of $6.4 million, or $(0.24) per share, for the three months ended March 31, 2009.
•	Product gross margin for the three months ended March 31, 2010 was 52%, which was 6% higher than a gross margin of 46% for the three months ended March 31, 2009.
•	Product revenue was $15.6 million for the three months ended March 31, 2010, which was 53% higher than product revenue of $10.2 million for the three months ended March 31, 2009.
•	Integrated product revenue grew to $3.5 million, or 22% of F-RAM product revenue, during the first quarter of 2010, compared with $3.4 million, or 33% of F-RAM revenue, for the first quarter of 2009.

Business Outlook for 2010

We expect that the increase in orders that we have experienced in the most recent two quarters will continue for the balance of 2010, unless worldwide financial and business activity slows substantially.  If customer demand continues to increase, and the available supply of wafers from our inventory and foundries cannot be increased to meet the increased orders, we may need to allocate products.  We are focused on supplying customers by using our existing inventory of wafers and increasing our supply of products from our foundry partners.  Based on our current assessment of our markets and product supply, we still expect to achieve our previously announced 2010 financial outlook as set forth in our Annual Report on Form 10-K.

During the remainder of 2010, our management intends to:

•	Execute our cost-reduction initiative.
•
Begin selling the first production devices in our family of MaxArias wireless memory products. We believe MaxArias devices are poised to revolutionize the high-memory RFID industry by enabling previously unachievable applications with their symmetric read and write performance over longer distances and with less power.

•
Introduce groundbreaking ultra low-power devices that will use a fraction of the active energy used by products of our competitors.  We believe that our innovative low-power product development platforms combined with ongoing R&D and new foundry investments will usher in a new phase of growth for us.

With low-power products that align with industry trends, we remain enthusiastic about the opportunities over the long term to accelerate growth and enlarge our addressable market and we are intensely committed to taking a leadership position in the low power nonvolatile semiconductor space.

•	New product initiatives intended to accelerate new product development and enlarge the market opportunities that leverage our manufacturing process know-how and product design expertise.
•
Work continues on the integration of our ferroelectric memory technology into IBM's advanced CMOS interconnect process to achieve consistent results.  Work continues to achieve full product level functionality and the yields required for commercial production.  Based on our current progress, we anticipate the delivery of commercial product by the end of this year.

PERIOD COMPARISONS FOR THE
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenue	Three Months Ended March 31,
(in thousands, except average selling price)	2010	2009

Product sales	$15,646	$10,204
% change compared to prior period	53%
Units shipped	19,411	12,990
% change compared to prior period	49%
Average selling price	$0.81	$0.79
% change compared to prior period	3%
Other revenue	$202	$286
% change compared to prior period	29%
Total revenue	$15,848	$10,490
% change compared to prior period	51%

Product revenue was $15.6 million for the three months ended March 31, 2010, which was an increase of $5.4 million from 2009.  This increase was due to continued strong demand for our F-RAM memory products.

Other revenue, consisting of license and development fees and royalty income was $202,000 for the quarter ended March 31, 2010, which was a decrease of $84,000 from 2009.  This decrease was attributed to a decline in royalties on certain technologies that expired in 2009.  We expect royalty revenue to continue to decline over time.

Cost of Product Sales	Three Months Ended March 31,
(in thousands)	2010	2009

Cost of product sales	$7,566	$5,535
Gross margin percentage	52%	46%

Cost of product sales was $7.6 million, which was an increase of $2 million from the same period in 2009.  This increase was due to a $5.4 million increase in product sales.  Gross product margin increased to 52%.  The gross product margin increase was due primarily to favorable fixed overhead variances compared to the prior quarter in connection with a 49% increase in unit sales volume over the prior quarter period.

Research and Development Expense	Three Months Ended March 31,
(in thousands)	2010	2009

Research and development expense	$3,523	$2,682
Percent of total revenue	22%	26%

Research and development expense was $3.5 million, which was an increase of $841,000 from the same period in 2009.  This increase was due primarily to engineering processing support expenses in connection with our IBM foundry project.  Salary related expenses also increased due to new product development efforts, which resulted in increased headcount and the use of outside contractors.  These expenses were offset by approximately $400,000 of reduced expenses relating to our Montreal design center that we closed, compared to the same period in 2009.

Sales and Marketing Expense	Three Months Ended March 31,
(in thousands)	2010	2009

Sales and marketing expense	$2,048	$1,803
Percent of total revenue	13%	17%

Sales and marketing expense was $2 million, which was an increase of $200,000 from the same period in 2009.  This increase was due primarily to a $300,000 increase in commission and salary related expenses in connection with increased sales compared to the prior quarter period.  This was offset by a $104,000 bad debt recovery during the quarter ended March 31, 2010.

General and Administrative Expense	Three Months Ended March 31,
(in thousands)	2010	2009

General and administrative expense	$1,805	$1,513
Percent of total revenue	11%	14%

General and administrative expenses were $1.8 million, which was an increase of $300,000 from the same period in 2009.  This increase was due primarily to a $300,000 increase in management and employee variable compensation accruals compared to the quarter ended March 31, 2009.

Restructuring and Impairment	Three Months Ended March 31,
(in thousands)	2010	2009

Restructuring expense	--	$459
Impairment charge	--	$5,372

Restructuring expense primarily relates to termination benefits paid to employees as part of a 14% reduction in the Company's workforce associated primarily with the closing of our Montreal design center during the quarter ended March 31, 2009.  We do not expect any further expenses relating to this restructuring.

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

Other Non-Operating Income (Expenses)	Three Months Ended March 31,
(in thousands)	2010	2009

Interest expense	$(155)	$(86)
Other income (expense)	$(66)	$43
Income tax benefit (provision)	$(270)	$506

Interest expense was $155,000 for the three months ended March 31, 2010, which was an increase of $69,000 from 2009.  This increase was due to the capital leases we initiated during the last six months of 2009.

Other expense was $66,000 for the three months ended March 31, 2010, compared with other income of $43,000 for the same period in 2009.  The increase in expense was due primarily to foreign exchange transaction losses of $74,000 in three months ended March 31, 2010, compared to gains of $22,000 during the same period in 2009.

For the three months ended March 31, 2010, the Company recorded a $270,000 income tax provision.  The provision was a non-cash transaction and our effective tax rate was approximately 39%.  This higher effective tax rate was due to non-deductible items.  During the three months ended March 31, 2009, the Company recorded a $506,000 non-cash tax benefit since the Company generated an operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended March 31, 2010 and 2009, are summarized as follows:

(in thousands)	2010	2009

Cash provided by (used for):
Operating activities	$472	$(3,120)
Investing activities	(1,233)	(1,937)
Financing activities	1,907	(32)
Effect of exchange rate changes on cash	(12)	(13)
Net increase (decrease) in cash and cash equivalents	$1,134	$(5,102)

Cash Flow from Operating Activities

The net amount of cash provided by operating activities during the quarter ended March 31, 2010 was $472,000, which was primarily due to earnings from operations after adjusting for non-cash items, increases in accounts payable, and accrued liabilities due to a variable compensation accrual.  This was offset in part by an increase in accounts receivable due to the sales increase from the prior quarter period.

The net amount of cash used in operating activities during 2009 was $3.1 million, which was primarily related to losses from operations after adjusting for non-cash items and a decrease in accounts payable and accrued liabilities due to timing of raw materials and variable compensation payments.  This was offset in part by a decrease in accounts receivable due to decreased sales.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the quarter ended March 31, 2010 and 2009 was $1.2 million and $1.9 million, respectively, which was primarily related to capital purchases associated with our IBM foundry initiative.

Cash Flow from Financing Activities

The net amount of cash generated by financing activities during the quarter ended March 31, 2010 was $1.9 million.  The primary source of cash for financing activities was a $2 million draw on our line of credit.

We also financed $1.4 million of capital expenditures with a capital lease during the quarter ended March 31, 2010, which we reported as supplemental information on the cash flow statement.

Liquidity

We had $8.7 million in cash and cash equivalents at March 31, 2010.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $3.7 million available to us under the $6 million secured line of credit facility.  This secured line of credit facility expires on August 18, 2011.  As of March 31, 2010, $2 million was outstanding on the secured line of credit facility.  We have certain covenants under this credit facility that include minimum EBITDA and quick ratio.  We were in compliance with these covenants at March 31, 2010 and expect to be in compliance for the remainder of the year.

We believe we have sufficient resources from cash on hand, funds from operations, capital leases and availability under our secured line of credit facility to fund current operations through at least the end of 2010.  If the IBM foundry project is significantly delayed beyond 2010, the Company may be required to seek additional debt or equity capital to fund operations for 2011 and beyond.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support expenses for our IBM foundry project paid to date are approximately $14.8 million, and we estimate an additional $1.6 million to $2.6 million of capital expenditures and $4 million of expenses for the remainder of the year.  If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use the credit facility mentioned above or any other credit facility we may obtain.  We would be required to obtain approval from Silicon Valley Bank for any additional debt financing, other than specific debt such as approved lease lines of credit, per the terms of our existing loan agreement.  Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders' interests.

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based upon our obtaining foreign accounts receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of March 31, 2010 was $3.7 million.  An insufficient amount of funds available under our secured line of credit facility could cause of us to delay or cancel the IBM foundry project.

We are using equipment leases to finance part of the required equipment to support our IBM foundry project.  We have obtained $4.3 million of lease financing secured by specific equipment with terms averaging 30 months.  We are currently exploring the possibility of additional lease financing of up to $750,000 during the second quarter of 2010.

Expenditures relating to capital and engineering support expenses for our IBM foundry project are estimated to be an additional $5.6 million to $6.6 million for the remainder of the year.  If we cannot generate sufficient cash from operations or increase our borrowing base on our secured line of credit facility, we may seek to obtain other equity or debt financing.  Additional debt financing would require approval from SVB in accordance with our existing covenants.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of March 31, 2010, approximately $3.7 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

We continue to investigate the benefit of selling our headquarters or leasing a portion of our headquarters that we do not currently use.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of March 31, 2010.

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

We had net income during the quarter ended March 31, 2010 of $415,000.  We recognized a net loss of $5.8 million for the year ended December 31, 2009.  Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At March 31, 2010, our accumulated deficit was $218 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

We may need to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results, which could adversely affect our ability to continue our business operations.  We would be required to obtain approval from Silicon Valley Bank for any additional debt financing, other than specific debt such as approved lease lines of credit, per the terms of our existing loan agreement.  If additional equity financing is obtained, any issuance of common or preferred stock or convertible securities to obtain funding would result in dilution of our existing stockholders' interests.

Expenditures relating to capital and engineering support expenses for our IBM foundry project are estimated to be an additional $5.6 million for the remainder of the year.  If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

We currently rely on foundry services from Texas Instruments to manufacture our F-RAM products. Fujitsu has discontinued the manufacturing our products and has provided us with a finite amount of product inventory.  We believe that Fujitsu's inventory, in addition to products we acquire from Texas Instruments, will be sufficient to meet our supply requirements. We expect IBM to provide us products in commercial volumes in the second half of 2010.  Orders for certain of our products may be greater than the availability of those products from our bridge inventory from Fujitsu and the supply from Texas Instruments.  If IBM’s supply of products is delayed or if our customers require more products than Fujitsu has placed in inventory for us and Texas Instruments can supply, and we are not able to obtain qualified replacement products from Texas Instruments in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. If customer demand for products to be supplied from the Fujitsu inventory falls short of the wafers we have committed to purchase, the Company may be required to obsolete excess inventory, which may adversely affect our business.

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

A memory technology other than F-RAM nonvolatile memory technology may be adopted or become generally accepted in integrated semiconductor products, or in stand-alone memory products, and our competitors may be in a better financial and marketing position than we are to influence such adoption or acceptance.  The adoption or acceptance of such alternative memory technology could also render our existing and future products obsolete or unmarketable.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or the abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our F-RAM semiconductor memory, microcontroller and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, for the quarter ended March 31, 2010, was $3.5 million, or 22% of our total revenue.

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

We plan to introduce new products into new markets in 2010. We do not have experience in the markets our new products will address and these products may not achieve acceptance in those markets because they do not solve a substantial market need or are not competitively priced.  Even if our new products achieve substantial market penetration, we may not be able to produce them in sufficient quantities or at prices that will enable us to generate profits for several years.  The introduction of new products into new markets also increases the demands on our management and key employees, who may fail to manage those demands successfully.  Our introduction of new products may be unsuccessful or delayed, which would result in a reduction in projected revenue from such new products.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the quarter ended March 31, 2010, approximately 41% of our total product sales revenue was generated by five, direct sales and distributor, customers.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

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

Our business is also subject to risks generally associated with doing business with third-party manufacturers in non-U.S. jurisdictions including, but not limited to, government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories.  Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We are subject to environmental laws that are subject to change and may restrict the marketability of certain of our products, which could adversely impact our financial performance or expose us to future liabilities.

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union's Restrictions on Hazardous Substances ("RoHS"), Directive on Waste Electrical and Electronic Equipment ("WEEE"), and the directive on End of Life for Vehicles (ELV); California's SB20 and SB50 which mimic RoHS; and China's WEEE adopted by the State Development and Reform Commission. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied.  Our products as manufactured contain lead, but in ceramic form (the "ferroelectric memory capacitor") and are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

Under GAAP, we review the carrying value of amortized intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, estimated future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our amortizable intangible assets is determined, resulting in an impact on our results of operations.

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

ITEM 6.   EXHIBITS

(a)  Exhibits:

10.65	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 26, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION
(Registrant)

/s/ Eric A. Balzer
Eric A. Balzer
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date:  May 10, 2010