Form 10-Q
period 2010-06-30
RAMTRON INTERNATIONAL CORP
filed 2010-08-06
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

27,381,958 shares	As of August 4, 2010
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Amounts in thousands, except par value and share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,559	$7,541
Accounts receivable, less allowances of $723 and $811, respectively	10,507	7,979
Inventories	6,955	6,838
Deferred income taxes, net	340	294
Other current assets	2,046	1,360
Total current assets	32,407	24,012

Property, plant and equipment, net	17,613	15,341
Intangible assets, net	2,751	2,800
Long-term deferred income taxes, net	4,993	5,499
Other assets	403	263
Total assets	$58,167	$47,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,892	$5,275
Accrued liabilities	2,420	1,759
Deferred revenue	645	645
Current portion of long-term debt	3,363	1,341
Total current liabilities	13,320	9,020
Deferred revenue	248	564
Long-term debt, less current portion	10,375	5,873
Total liabilities	23,943	15,457

Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,357,084 and 27,190,152 shares issued, respectively and 27,357,084 and 27,169,587 shares outstanding, respectively	273	272
Additional paid-in capital	252,304	251,287
Accumulated other comprehensive loss	(328)	(304)
Accumulated deficit	(218,025)	(218,797)
Total stockholders' equity	34,224	32,458
Total liabilities and stockholders' equity	$58,167	$47,915

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue:
Product sales	$18,145	$10,410	33,791	$20,613
License and development fees	179	179	358	358
Royalties	20	393	43	500
Customer-sponsored research and development	--	50	--	50
	18,344	11,032	34,192	21,521
Costs and expenses:
Cost of product sales	9,251	5,515	16,817	11,050
Research and development	4,285	2,291	7,809	4,973
Customer-sponsored research and development	--	60	--	60
General and administrative	1,868	1,455	3,673	2,969
Sales and marketing	2,244	1,897	4,292	3,700
Restructuring expense	--	327	--	787
Impairment charge	--	--	--	5,372
	17,648	11,545	32,591	28,911
Operating income (loss)	696	(513)	1,601	(7,390)
Interest expense	(174)	(80)	(329)	(165)
Other income (expense), net	45	143	(21)	186
Income before income tax (provision) benefit	567	(450)	1,251	(7,369)
Income tax (provision) benefit	(210)	148	(479)	655
Net income (loss)	$357	$(302)	$772	$(6,714)

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(12)	(29)	(24)	(209)
Comprehensive income (loss)	345	$(331)	748	$(6,923)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.03	$(0.25)
Weighted average shares outstanding:
Basic	27,072	26,840	27,034	26,840
Diluted	28,022	26,840	27,685	26,840

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands, except par value amounts)
(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2009	27,170	$272	$251,287	$(304)	$(218,797)	$32,458
Exercise of options	88	1	198	--	--	199
Stock-based compensation expense	--	--	819	--	--	819
Issuance of restricted stock	99	--	--	--	--	--
Foreign currency translation adjustments	--	--	--	(24)	--	(24)
Net income	--	--	--	--	772	772
Balances, June 30, 2010	27,357	$273	$252,304	$(328)	$(218,025)	$34,224

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(Amounts in thousands)

	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$772	$(6,714)
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	894	913
Amortization	125	172
Bad debt (recovery)/expense	(107)	1
Gain from asset disposition	--	(69)
Stock-based compensation	819	714
Deferred income taxes	460	(690)
Impairment charge	--	5,372
Imputed interest on note payable	24	29
Inventory write-off and scrap	568	126

Changes in assets and liabilities:
Accounts receivable	(2,421)	2,747
Inventories	(685)	488
Accounts payable and accrued liabilities	3,489	(2,076)
Deferred revenue	(316)	(322)
Other	(827)	(398)
Net cash provided by operating activities	2,795	293

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,976)	(4,862)
Proceeds from insurance and sale of assets	--	87
Purchase of intellectual property	(75)	(37)
Net cash used in investing activities	(3,051)	(4,812)

Cash flows from financing activities:
Proceeds from line of credit	2,000	--
Payments on line of credit	(2,000)	--
Proceeds from term loan	6,000	--
Principal payments on debt	(900)	(340)
Issuance of common stock	199	--
Net cash provided by (used in) financing activities	5,299	(340)

Effect of foreign currency	(25)	(56)
Net increase (decrease) in cash and cash equivalents	5,018	(4,915)
Cash and cash equivalents, beginning of period	7,541	9,900
Cash and cash equivalents, end of period	$12,559	$4,985

Supplemental disclosure of cash flow information:
Cash paid for interest	$332	$192
Cash paid for income taxes	$25	$59
Property, plant and equipment financed by capital leases	$1,400	$557

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, and the audited balance sheet at December 31, 2009 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").

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

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009, which includes all disclosures required by GAAP.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 3.   RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, we developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the then current economic climate.  The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits associated with a 14% reduction in our workforce.  Throughout the remaining quarters of 2009, we also incurred additional charges for termination benefits and contract termination charges associated with the building lease of our design facility in Montreal, which we closed during the second quarter of 2009. We do not expect any further charges associated with this restructuring:

The following table reflects the changes in the accrued restructuring balances associated with these activities:

(in thousands)	Termination Benefits	Contract Termination Costs	Total

Balance at December 31, 2009	$55	$187	$242
Cash payments	(50)	(119)	(169)
Balance at June 30, 2010	$5	$68	$73

NOTE 4.   INVENTORIES

Inventories consist of:

(in thousands)	June 30, 2010	December 31, 2009

Finished goods	$1,883	$2,147
Work in process	5,072	4,691
	$6,955	$6,838

NOTE 5.   INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	June 30, 2010	December 31, 2009

Patents	$6,260	$6,185
Accumulated amortization	(3,509)	(3,385)
Intangible assets, net	$2,751	$2,800

Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are tested for recoverability whenever events indicate the carrying amount may not be recoverable.

Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for intangible assets and selected equipment located at our Montreal design center as follows:

(in thousands)

Intangible assets	$3,317
Property, plant and equipment	130
Total	$3,447

We also tested goodwill for impairment on March 1, 2009.  Based on the analysis we performed, there was no remaining implied value attributable to goodwill and accordingly, we recognized goodwill impairment charges of approximately $1.925 million in the first quarter of 2009.

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

Amortization expense for intangible assets was $62,000 and $61,000 for the quarters ended June 30, 2010 and 2009, respectively.  Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2010 through 2014 and a total of $1.6 million thereafter.

NOTE 6.   SIGNIFICANT CUSTOMERS

For the year to date and period ended June 30, 2010 and December 31, 2009, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

	Percentage of Company Total
	June 30, 2010	December 31, 2009

Sales	9%	11%
Accounts receivable	12%	28%
Inventory	5%	19%

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

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in the bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of June 30, 2010.

The Company is involved in other legal matters in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 8.   LONG-TERM DEBT

(in thousands)	June 30, 2010	December 31, 2009

Long-term debt:
Capital leases	$3,401	$2,582
National Semiconductor promissory note	678	904
Mortgage note	3,659	3,728
Term loan	6,000	--
	$13,738	7,214

Long-term debt current maturities	(3,363)	(1,341)
Long-term debt less total current portion	$10,375	$5,873

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our line of credit facility for working capital purposes as required.  The net availability under our secured line of credit facility as of June 30, 2010 was $3.2 million reflecting letters of credit outstanding, cash management services sub limits, and ineligible accounts.  As of June 30, 2010, we had no amount outstanding on the secured line of credit facility.

On August 18, 2009, we also entered into an Amended and Restated Intellectual Property Security Agreement with SVB that secures our obligations under the Amended Loan Agreement by granting SVB a security interest in all of our right, title and interest in, to and under its intellectual property.

On February 26, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based on our obtaining foreign account receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.

On June 28, 2010, we executed a Second Amendment ("Amendment") to the Company's Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended, with SVB.  The Amendment provides for a $6 million term loan with a fixed interest rate of 6.5% per annum.  The term of the loan is four years with monthly payments of equal principal of $125,000 per month plus accrued interest.  We paid a one time commitment fee of $60,000 at signing.  We plan to use the proceeds from our term loan facility for working capital and to fund our capital requirements.

We are required to comply with certain covenants under the loan agreement, including minimum fixed charge coverage ratios measured quarterly and minimum quick ratio measured monthly.  We were in compliance with all of our debt covenants under the loan agreement as of June 30, 2010.

We entered into three capital leases during 2009 totaling approximately $2.9 million with terms between two and three years with effective interest rates of approximately 10%.  We have obtained standby letters of credit in favor of two of the three lessors for approximately $1.2 million.

In March 2010, we entered into a capital lease for $1.4 million with a 30-month term and an effective interest rate of 9%.  We obtained a standby letter of credit in favor of the lessor for $700,000.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of June 30, 2010, the present value of this promissory note is $678,000.  We discounted the note at 5.75%.

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

Payments on our outstanding promissory notes and leases are as follows as of June 30, 2010:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Promissory notes	$821	$1,848	$1,890	$1,915	$929	$2,934	$10,337
Capital leases	878	1,578	1,338	--	--	--	3,794
Less amount representing interest on the capital leases							(393)
Total debt							$13,738

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Term loan	$6,000	$6,000	--	--
Capital leases	3,401	3,401	$2,582	$2,582
National Semiconductor promissory note	678	662	904	879
Mortgage note	3,659	3,561	3,728	3,571
	$13,738	$13,624	$7,214	$7,032

The above fair values were estimated based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 9.   STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We have one active stock option plan: the 2005 Incentive Award Plan (the "2005 Plan").  The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan.  The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance.  In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock.  The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans.  The maximum term of each grant is ten years under the 2005 Plan.  The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  Option grants generally vest over a term four years from the date of grant in equal annual installments.  No exercise price or cash payment is required for the release of the restricted stock.  The fair market value of the Company's common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  Restricted stock units represent rights to receive shares of common stock at a future date.  No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award.  The fair market value of the Company's common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.  The exercise of stock options and issue of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock.  As of June 30, 2010, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,525,722 as of June 30, 2010.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Income Statement Classifications:
Cost of Sales	$26	$22	$51	$27
Research and development	90	70	180	150
Sales and marketing	66	55	127	107
General and administrative	227	223	461	430
Total	$409	$370	$819	$714

Stock Options

As of June 30, 2010, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2.2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2010, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which was the approximate expected term of our options and a fair indicator of future exercises.  We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options.  Forfeitures are estimated at the time of grant based upon historical experience.  We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Risk free interest rate	2.0%	2.90%	2.5%	2.90%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.25 yrs	6.0 yrs	6.1 yrs	6.0 yrs
Expected volatility	66%	67%	67%	67%

The weighted average fair value per share of shares granted during the six months ended June 30, 2010 and 2009 were $1.26 and $0.63, respectively.

The following table summarizes stock option activity related to our plans for the six months ended June 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)

Outstanding at December 31, 2009	5,864	$3.23
Granted	478	$1.99
Forfeited	--
Exercised	(88)	$2.26
Expired	(160)	$7.31
Outstanding at June 30, 2010	6,094	$3.04

The intrinsic value of the outstanding options at June 30, 2010 was $1.7 million and was calculated as the difference between the market value as of June 30, 2010 and the exercise price of the options.  The closing market value as of June 30, 2010 was $2.60 as reported by the Nasdaq Global Market.

Cash received from option exercises for the six months ended June 30, 2010 was $199,000.  A tax benefit of $61,000 may be realized for the tax deduction from option exercises at some time in the future depending upon our utilization of existing net operating losses.

Restricted Stock

As of June 30, 2010, there was approximately $355,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.8 years.

A summary of non-vested restricted shares during the six months ended June 30, 2010 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2009	232	$1.51
Granted	99	$1.97
Forfeited	--
Vested/Released	(49)	$1.85
Outstanding at June 30, 2010	282	$1.61

Restricted Stock Units

A summary of the Company's restricted stock units as of June 30, 2010 are as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	232
Grants	--
Forfeited	--
Vested/Released	--
Outstanding at June 30, 2010	232	1.32	$606

As of June 30, 2010, there was approximately $280,000 remaining in unrecognized compensation cost related to unvested outstanding restricted stock units with a weighted-average recognition period of 2.2 years.

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

For the six months ended June 30, 2010, the Company recorded a $479,000 income tax provision.  The provision recorded was a non-cash transaction.

For the six months ended June 30, 2010, the Company's effective rate was approximately 38% as the Company's non-deductible items had a minimal impact on the effective rate.

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2010 and 2009:

(in thousands, except per share amounts)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income (loss)	$357	$(302)	$772	$(6,714)

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,344	27,738	27,170	27,688
Less: Non-vested restricted stock at beginning of period	(282)	(898)	(232)	(848)
Weighted average common shares issued during period	10	--	96	--
Weighted average common shares at end of period - basic	27,072	26,840	27,034	26,840

Effect of other dilutive securities:
Options	674	--	418	--
Restricted stock	276	--	233	--
Weighted average common shares at end of period - diluted	28,022	26,840	27,685	26,840
Net income (loss) per share:
- basic and diluted	$0.01	$(0.01)	$0.03	$(0.25)

As of June 30, 2010 and 2009, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company.  The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Warrants	--	100	--	100
Options	3,368	5,903	3,430	5,903
Restricted stock	--	1,001	--	1,001

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Significant Estimates.  The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates including those related to bad debts and sales returns and allowances, inventories, long-lived assets, intangible assets, income taxes, accrued expenses, stock compensation accruals, and other contingencies. We base our estimates and judgments on our historical experience, market trends, financial forecasts and projections and on other assumptions that we believe are reasonable under the circumstances, and apply them on a consistent basis. Any factual errors or errors in these estimates and judgments may have a material impact on our financial condition and operating results.

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

Allowance for Doubtful Accounts and Returns. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers' ability to pay at the time of shipment.  Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we believe we will be able to collect from the customer.  For all other customers, we record an allowance based upon the amount of time the receivables are past due and collection attempts. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor customers' credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

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

Business Highlights for the Quarter Ended June 30, 2010

On June 28, 2010, the Company and Silicon Valley Bank ("SVB") executed a Second Amendment ("Amendment") to the Company's Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended.  The Amendment provides for a $6 million term loan with a fixed interest rate of 6.5% per annum.  The term of the loan is four years and is supplemental to the Company's existing $6 million line of credit with SVB.  The Company plans to use the proceeds from its term loan facility for working capital and to fund our capital requirements.

Product Highlights for the Quarter Ended June 30, 2010

We announced the availability of commercial samples of our F-RAM enabled MaxArias™ wireless memory devices.  Our MaxArias wireless memory products combine the low power, high speed, and high endurance features of nonvolatile F-RAM memory technology with industry standard wireless access to enable innovative mobile data collection capabilities.  MaxArias is ideal for a wide range of applications such as high-value asset tracking, manufacturing and maintenance history collection, and smart utility metering, among others.  MaxArias wireless memories combine up to 16-Kilobits of high-performance, nonvolatile F-RAM memory with the EPCglobal Class-1 Generation-2 UHF Air Interface Protocol Standard.

We announced that our FM25V10-G – a 1-Megabit (Mb), 2.0-3.6V serial F-RAM memory device has been qualified to AEC-Q100 Grade 3 standards. This rigorous automotive-grade qualification, established by the Automotive Electronic Council’s Stress Test Qualification for Integrated Circuits, expands our portfolio of AEC-Q100 compliant memory to 15 devices, which are designed to meet the demanding requirements of the automotive market. The Grade-3 qualification ensures device operation over the automotive temperature range of -40 to +85 degrees Celsius.

Financial Highlights for the Three Months Ended June 30, 2010

•	Total revenue in for the three months ended June 30, 2010 was $18.3 million, which was an increase of 66% from $11 million in the three months ended June 30, 2009.
•	Net income was $357,000, or $0.01 per share, for the three months ended June 30, 2010, compared with a net loss of $302,000, or $(0.01) per share, for the three months ended June 30, 2009.
•	Product gross margin for the three months ended June 30, 2010 was 49%, which was 2% higher than a gross margin of 47% for the three months ended June 30, 2009.
•	Product revenue was $18.1 million for the three months ended June 30, 2010, which was 74% higher than product revenue of $10.4 million for the three months ended June 30, 2009.
•
Integrated product revenue grew to $3.7 million, or 20% of F-RAM product revenue, during the second quarter of 2010, compared with $2.7 million, or 26% of F-RAM revenue, for the second quarter of 2009.

Financial Highlights for the Six Months Ended June 30, 2010

•	Total revenue in for the six months ended June 30, 2010 was $34.2 million, which was an increase of 59% from $21.5 million in the six months ended June 30, 2009.
•
Net income was $772,000, or $0.03 per share, for the six months ended June 30, 2010, compared with net loss of $6.7 million, or $(0.25) per share, for the six months ended June 30, 2009.  The 2009 results included $6.2 million of impairment charges and restructuring expenses.

•	Product gross margin for the six months ended June 30, 2010 was 50%, which was 4% higher than a gross margin of 46% for the six months ended June 30, 2009.
•	Product revenue was $33.8 million for the six months ended June 30, 2010, which was 64% higher than product revenue of $20.6 million for the six months ended June 30, 2009.
•
Integrated product revenue grew to $7.2 million, or 21% of F-RAM product revenue in the six months ended June 30, 2010, compared with $6.1 million, or 28% of F-RAM revenue in the six months ended June 30, 2009.

Business Outlook for 2010

As a result of the continuing strength of our business, we are raising our total revenue outlook for 2010 to between $69 million and $73 million, up from our prior forecast of revenue between $60 million and $65 million. Due to a change in timing in some of our IBM foundry expenses and plans to make additional investments in product development during the second half of the year, we expect 2010 GAAP net income to increase modestly to between 2.5% to 3.5% of total revenue.

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

•	Accelerate new product development and enlarge the market opportunities that leverage our manufacturing process know-how and product design expertise.
•
Continue on the integration of our ferroelectric memory technology into IBM's advanced CMOS interconnect process to achieve consistent results.  Work continues to achieve full product level functionality and the yields required for commercial production.  Based on our current progress, we anticipate the delivery of commercial product by the end of this year.

PERIOD COMPARISONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenue
(in thousands, except average selling price)	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009

Product sales	$18,145		$10,410	$33,791		$20,613
% change compared to prior period		74%			64%
Units shipped	19,625		11,388	39,035		24,379
% change compared to prior period		70%			60%
Average selling price	$0.92		$0.91	$0.87		$0.85
% change compared to prior period		1%			2%
Other revenue	$199		$622	$401		$908
% change compared to prior period		(68%)			(56%)
Total revenue	$18,344		$11,032	$34,192		$21,521
% change compared to prior period		66%			59%

Three Months:

Product revenue increased $7.7 million, or 74%, for the three months ended June 30, 2010 compared to the prior year period.  This increase was due to an 8.2 million increase in unit shipments, a result from the improving world-wide economy and an overall increase in demand for our products across all product lines.

Other revenue, consisting of license and development fees and royalty income, was $199,000, which was a decrease of $423,000 from 2009.  This decrease was due primarily to a settlement of past due royalties from one customer during the quarter ended June 30, 2009.  The amount of other revenue for the quarter ended June 30, 2010 was indicative of expected future royalty amounts.

Six Months:

Product revenue increased $13.2 million, or 64%, for the six months ended June 30, 2010 compared to the same period last year.  This increase was due to a 14.6 million increase in unit shipments, a result from the improving world-wide economy and an overall increase in demand for our products across all product lines.

Other revenue, consisting of license and development fees and royalty income, was $401,000, which was a decrease of $507,000 from 2009.  This decrease was due to settlement of past due royalties from one customer during the prior year period, coupled with royalty agreements expiring on certain products in the prior year period.  We expect our other revenue to continue at the 2010 reduced level.

Cost of Product Sales
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cost of product sales	$9,251	$5,515	$16,817	$11,050
Gross margin percentage	49%	47%	50%	46%

Three Months:

Cost of product sales was $9.25 million, which was an increase of $3.7 million from the same period in 2009.  This increase was due to a $7.7 million increase in product sales.  Gross product margin increased to 49%, compared with 47% for the same period last year.  The increase in product gross margin was due primarily to favorable fixed-overhead variances compared to the prior quarter, which was due to a 70% increase in unit sales volume over the same period last year.  This resulted in more production volume to absorb these costs.

Six Months:

Cost of product sales was $16.8 million, which was an increase of $5.8 million from 2009.  This increase was due to a $13.2 million increase in product sales.  Product gross margin increased by 4% to 50%, compared with 46% for the same period last year.  The product gross margin increase was due to favorable fixed overhead variances compared to the prior six-month period on increased production volumes.

Research and Development Expense
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Research and development expense (including customer-sponsored research and development)	$4,285	$2,351	$7,809	$5,033
Percent of total revenue	23%	21%	23%	23%

Three Months:

Research and development expense was $4.3 million, which was an increase of $1.9 million from the same period in 2009.  This increase was due primarily to increased engineering processing support expenses of $950,000 in connection with our IBM foundry project.  Salary related expenses also increased by approximately $600,000 due to new product development efforts, which resulted in increased headcount and the use of outside contractors, combined with a reinstatement of salaries that were reduced as a result of the March 2009 restructuring and management and employee variable compensation accruals during the quarter ended June 30, 2010.

Six Months:

Research and development expense for the six months ended June 30, 2010 was $7.8 million, which was an increase of $2.8 million over the six months ended June 20, 2009.  This increase was due to a $2 million increase in process support expenses in connection with our IBM foundry project, combined with a reinstatement of salaries that were reduced as a result of the March 2009 restructuring, outside contractor costs and processing fees of $1.4 million for new product development.  These expenses were offset by approximately $700,000 of reduced expenses related to our Montreal design center, which we closed as part of our restructuring effort during the first quarter of 2009.

Sales and Marketing Expense
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Sales and marketing expense	$2,244	$1,897	$4,292	$3,700
Percent of total revenue	12%	17%	13%	17%

Three Months

Sales and marketing expense was $2.2 million, which was an increase of $347,000 from the same period in 2009.  This increase was due primarily to a $225,000 increase in commission and salary related expenses in connection with increased sales and $70,000 of additional travel, compared to the same period last year.

Six Months

Sales and marketing expense was $4.3 million for the six months ended June 30, 2010, which was a $592,000 increase compared to the six months ended June 30, 2009.  This increase was due to approximately $450,000 of additional expenses relating to salaries, internal commissions and management and employee variable compensation accrual, an $80,000 increase in travel and $200,000 for outside sales rep commission.  These expenses were offset by an $80,000 reduction in advertising related expenses.

General and Administrative Expense
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

General and administrative expense	$1,868	$1,455	$3,673	$2,969
Percent of total revenue	10%	13%	11%	14%

Three Months

General and administrative expense was $1.9 million, which was an increase of $413,000 from the same period in 2009.  This increase was due primarily to a $380,000 increase in management and employee variable compensation accruals as well as the reinstatement of salaries that were reduced as a result of the March 2009 restructuring, compared to the quarter ended June 30, 2009.

Six Months

General and administrative expense for the six months ended June 30, 2010 was $3.7 million, which was an increase of $704,000 from the six months ended June 30, 2009.  This increase was due to the reinstatement of salaries that were reduced as a result of the March 2009 restructuring and the management and employee variable compensation accruals in 2010.  We did not accrue variable compensation for the six months ended June 30, 2009.

Restructuring Expense and Impairment Charge
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Restructuring expense	--	$327	--	$787
Impairment charge	--	--	--	$5,372

Three Months

Restructuring expense primarily relates to termination benefits paid to employees as part of the 14% reduction in the Company's workforce associated primarily with the closing of our Montreal design center during the quarter ended March 31, 2009.  During the three months ended June 30, 2009, we recorded $327,000 of expenses primarily to the termination of our Montreal design center lease.  We do not expect any further expenses relating to this restructuring.

Six Months

During the first quarter of 2009, we tested for impairment our purchased intellectual property associated with our Montreal design center, certain long-lived assets located at the design center, and the carrying amount of goodwill.  As a result of our test, we booked an impairment charge of $5.4 million.  We are not expecting any further impairment charges.

The $787,000 restructuring expenses relates to the contract termination costs and employee termination benefits associated with the closing of our Montreal design center during the six months ended June 30, 2009.  We do not expect any further charges during 2010.

Other Non-Operating Income (Expenses)
(in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Interest expense	$(174)	$(80)	$(329)	$(165)
Other income (expense)	$45	$143	$(21)	$186
Income tax benefit (provision)	$(210)	$148	$(479)	$655

Three Months

Interest expense was $174,000 for the three months ended June 30, 2010, which was an increase of $94,000 from the quarter ended June 30, 2009.  This increase was due to capital leases we initiated during the last six months of 2009.

Other income was $45,000 for the three months ended June 30, 2010, compared with other income of $143,000 for the same period in 2009.  The decrease in income was due primarily to reduced interest income in 2010 combined with a non-recurring gain on asset dispositions in 2009.

For the three months ended June 30, 2010, the Company recorded a $210,000 income tax provision.  The provision was a non-cash transaction and our effective tax rate was approximately 37%.  During the three months ended June 30, 2009, the Company recorded a $148,000 non-cash tax benefit since the Company generated an operating loss.

Six Months

Interest expense was $329,000 during the six months ended June 30, 2010, which was a $164,000 increase from the six months ended June 30, 2009.  This increase was due to capital leases we initiated during the last six months of 2009 and the first quarter of 2010.  Interest expense will increase in future quarters due to our $6 million 4-year term loan that was funded at the end of June 2010.

Other expense was $21,000 for the six months ended June 30, 2010 compared to $186,000 other income for the six months ended June 30, 2009.  The $207,000 difference was due to interest income and a gain on disposition of fixed assets of $183,000 in 2009 compared to interest income of $16,000 in the first six months of 2010.  The decrease in interest income was a result of lower interest rates coupled with lower average balances in our money market fund.

Income tax provision for the six months ended June 30, 2010 was $479,000 and was a non-cash transaction.  The effective tax rate was 38%. During the six months ended June 30, 2009, the Company recorded a $655,000 non-cash tax benefit due to our operating loss for this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended June 30, 2010 and 2009, are summarized as follows:

(in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$2,795	$293
Investing activities	(3,051)	(4,812)
Financing activities	5,299	(340)
Effect of exchange rate changes on cash	(25)	(56)
Net (decrease) increase in cash and cash equivalents	$5,018	$(4,915)

Cash Flow from Operating Activities

The net amount of cash provided by operating activities during the six months ended June 30, 2010 was $2.8 million, and was primarily due to earnings from operations, after adjusting for non-cash items, of $3.6 million and increases in accounts payable and accrued liabilities of $3.5 million due to increased purchases.  This was offset in part by an increase in accounts receivable and inventory of $3.1 million due to the sales increase for the six-month period ended June 30, 2010.

The net amount of cash provided by operating activities during 2009 was $293,000, which was primarily related to a reduction in our net working capital for the first six months of 2009.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the six months ended June 30, 2010 and 2009 was $3.1 million and $4.8 million, respectively, which was primarily related to capital purchases associated with our IBM foundry initiative.

Cash Flow from Financing Activities

The net amount of cash generated by financing activities during the six months ended June 30, 2010 was $5.3 million.  The primary source of cash for financing activities was a $6 million term loan we obtained during the second quarter of 2010 offset by $900,000 in principal payments.

We also financed $1.4 million of capital expenditures with a capital lease during the six months ended June 30, 2010, which we reported as supplemental information on the cash flow statement.

For the six months ended June 30, 2009, we used $340,000 to repay principal on our debt.

Liquidity

We had $12.6 million in cash and cash equivalents at June 30, 2010.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $3.2 million available to us under the $6 million secured line of credit facility.  This secured line of credit facility expires on August 18, 2011.  As of June 30, 2010, we had no amount outstanding on the secured line of credit facility.  As of June 30, 2010, $6 million was outstanding under our $6 million term loan.  The maturity date on our term loan is June 28, 2014. We have certain covenants under this credit facility that include minimum fixed charge coverage ratio and quick ratio.  We were in compliance with these covenants at June 30, 2010 and expect to be in compliance for the remainder of the year.

We believe we have sufficient resources from cash on hand, funds from operations and availability under our secured line of credit facility to fund current operations through at least mid-year 2011.  If the IBM foundry project is significantly delayed beyond 2010, the Company may be required to seek additional debt or equity capital to fund operations for 2011 and beyond.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support expenses for our IBM foundry project incurred from inception to date were approximately $17.4 million, and we estimate an additional $4 million of capital expenditures and $2.5 million of expenses for the remainder of the year.  If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use our line of credit facility mentioned above or any other credit facility we may obtain.  We would be required to obtain approval from Silicon Valley Bank for any additional debt financing, other than specific debt such as approved lease lines of credit, per the terms of our existing loan agreement.  Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders' interests.

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based upon our obtaining foreign accounts receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of June 30, 2010 was $3.2 million.  An insufficient amount of funds available under our secured line of credit facility and term loan could cause us to delay or cancel the IBM foundry project.  As of June 30, 2010, we had no amount outstanding on the secured line of credit facility.

On June 28, 2010, the Company and SVB executed a Second Amendment ("Amendment") to the Company's Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended.  The Amendment provides for a 4-year $6 million term loan with a fixed interest rate of 6.5% per annum.  The maturity date for the term is June 28, 2014.  Principal payments are fixed at $125,000 per month.

We are using equipment leases to finance part of the required equipment to support our IBM foundry project.  We have obtained $4.3 million of lease financing secured by specific equipment with terms averaging 30 months.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of June 30, 2010, approximately $3.7 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in the bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of June 30, 2010.

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

We had net income during the six months ended June 30, 2010 of $772,000.  We recognized a net loss of $5.8 million for the year ended December 31, 2009.  Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At June 30, 2010, our accumulated deficit was $218 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

We may need to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller, and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results, which could adversely affect our ability to continue our business operations.  We would be required to obtain approval from Silicon Valley Bank for any additional debt financing, other than specific debt such as approved lease lines of credit, per the terms of our existing loan agreement.  If additional equity financing is obtained, any issuance of common or preferred stock or convertible securities to obtain funding would result in dilution of our existing stockholders' interests.

Expenditures relating to capital and engineering support expenses for our IBM foundry project are estimated to be an additional $6.5 million for the remainder of the year.  If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

Our nonvolatile memory, microcontroller, and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours.  In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers.  These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share, any of which could have a material adverse affect on our revenues and results of operations.  Our competitors include companies such as ST Microelectronics, Renesas Technology Corporation, Everspin Technologies Inc., Cypress Semiconductor Corporation, Microchip Technology Inc., NEC Corporation, Atmel Corporation, Fujitsu, Texas Instruments, and NXP, as well as specialized product companies such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc., which produce products that compete with our current products and may compete with our future products.  Our ability to compete with these and other competitors will depend on a number of factors, including our ability to continue to recruit and retain qualified engineers and other employees, our ability to introduce new and competitive products in a timely manner, the availability of foundry, packaging and testing services for our products to meet our customers’ demands, effective utilization and protection of our intellectual property rights, and general economic and regulatory conditions.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, for the quarter ended June 30, 2010, was $4.3 million, or 23% of our total revenue.

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

We need to develop new products and new process and manufacturing technologies.  We believe that our ability to compete in the markets in which we expect to sell our F-RAM based semiconductor memory and integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively other semiconductor functions with our F-RAM products.  Our inability to successfully develop and have manufactured new products would harm our ability to compete and have a negative impact on our operating results.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the quarter ended June 30, 2010, approximately 42% of our total product sales revenue was generated by five, direct sales and distributor, customers.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen.  At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers and the Company's purchase of Yen on the open market for payment of our Yen invoices provides Yen currency for approximately 83% of our wafer purchase costs.  As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile.  A number of other factors and contingencies can affect the market price for our common stock, including the following:

●	actual or anticipated variations in our operating results;
●	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;
●	announcements of technological innovations or new products by us or our competitors;
●	competition, including pricing pressures and the potential impact of competitors' products on our sales;
●	conditions or trends in the semiconductor memory products industry;
●	unexpected design or manufacturing difficulties;
●	any announcement of potential design or manufacturing defects in our products;
●	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
●	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and
●	one shareholder owning 6% of our outstanding common stock, the sale of which could affect the stock price.

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

Date:  August 6, 2010