Form 10-Q
period 2010-09-30
RAMTRON INTERNATIONAL CORP
filed 2010-11-05
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares of the issuer's outstanding common stock, as of the latest practicable date:

27,433,060 shares	As of November 3, 2010
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Amounts in thousands, except par value and share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,243	$7,541
Accounts receivable, less allowances of $1,563 and $811, respectively	10,745	7,979
Inventories	5,771	6,838
Deferred income taxes, net	305	294
Other current assets	1,908	1,360
Total current assets	31,972	24,012

Property, plant and equipment, net	18,350	15,341
Intangible assets, net	2,717	2,800
Long-term deferred income taxes, net	4,828	5,499
Other assets	400	263
Total assets	$58,267	$47,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,339	$5,275
Accrued liabilities	3,157	1,759
Deferred revenue	645	645
Current portion of long-term debt	3,323	1,341
Total current liabilities	13,464	9,020
Deferred revenue	86	564
Long-term debt, less current portion	9,654	5,873
Total liabilities	23,204	15,457

Contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized: 27,399,837 and 27,190,152 shares issued, respectively and 27,399,837 and 27,169,587 shares outstanding, respectively	274	272
Additional paid-in capital	252,807	251,287
Accumulated other comprehensive loss	(335)	(304)
Accumulated deficit	(217,683)	(218,797)
Total stockholders' equity	35,063	32,458
Total liabilities and stockholders' equity	$58,267	$47,915

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue:
Product sales	$19,678	$11,297	$53,469	$31,910
License and development fees	179	179	538	538
Royalties	25	70	67	570
Customer-sponsored research and development	--	50	--	100
	19,882	11,596	54,074	33,118
Costs and expenses:
Cost of product sales	9,370	5,297	26,186	16,346
Research and development	4,895	2,982	12,705	7,955
Customer-sponsored research and development	--	52	--	112
General and administrative	1,941	1,213	5,614	4,182
Sales and marketing	2,478	1,733	6,770	5,433
Restructuring expense	--	40	--	827
Impairment charge	--	--	--	5,372
	18,684	11,317	51,275	40,227
Operating income (loss)	1,198	279	2,799	(7,109)
Interest expense	(250)	(92)	(578)	(257)
Other income (expense), net	(385)	51	(406)	237
Income (loss) before income tax (provision) benefit	563	238	1,815	(7,129)
Income tax (provision) benefit	(221)	(107)	(701)	547
Net income (loss)	$342	$131	$1,114	$(6,582)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7)	(24)	(31)	(233)
Comprehensive income (loss)	$335	$107	$1,083	$(6,815)

Net income (loss) per common share:
Basic and diluted:	$0.01	$0.01	$0.04	$(0.24)
Weighted average common shares outstanding:
Basic	27,100	26,841	27,056	26,840
Diluted	28,364	26,975	27,932	26,840

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands, except par value amounts)
(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders' Equity

Balances, December 31, 2009	27,170	$272	$251,287	$(304)	$(218,797)	$32,458
Exercise of options	131	1	284	--	--	285
Stock-based compensation expense	--	--	1,236	--	--	1,236
Issuance of restricted stock	99	1	--	--	--	1
Foreign currency translation adjustments	--	--	--	(31)	--	(31)
Net income	--	--	--	--	1,114	1,114
Balances, September 30, 2010	27,400	$274	$252,807	$(335)	$(217,683)	$35,063

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(Amounts in thousands)

	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net income (loss)	$1,114	$(6,582)
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	1,358	1,374
Amortization	188	233
Net loss (gain) from asset disposition	398	(69)
Stock-based compensation	1,236	1,090
Deferred income taxes	660	(590)
Impairment charge	--	5,372
Imputed interest on note payable	33	42
Provision for inventory write-off, warranty charge, and scrap	1,014	456
Bad debt recovery	(111)	--

Changes in assets and liabilities:
Accounts receivable	(2,655)	2,604
Inventories	53	1,274
Accounts payable and accrued liabilities	3,614	(2,127)
Deferred revenue	(478)	(483)
Other	(686)	(1)
Net cash provided by operating activities	5,738	2,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,520)	(7,269)
Proceeds from insurance and sale of assets	4	87
Purchase of intellectual property	(105)	(45)
Net cash used in investing activities	(4,621)	(7,227)

Cash flows from financing activities:
Proceeds from line of credit	2,000	--
Payments on line of credit	(2,000)	--
Proceeds from term loan	6,000	--
Principal payments on debt	(1,670)	(457)
Issuance of common stock	285	6
Net cash (used) provided by financing activities	4,615	(451)

Net increase (decrease) in cash and cash equivalents	5,732	(5,085)
Effect of foreign currency	(30)	(79)
Cash and cash equivalents, beginning of period	7,541	9,900
Cash and cash equivalents, end of period	$13,243	$4,736

Supplemental disclosure of cash flow information:
Cash paid for interest	$541	$264
Cash paid for income taxes	$69	$66
Property, plant and equipment financed by capital leases	$1,400	$2,201

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited, interim consolidated financial statements at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, and the audited balance sheet at December 31, 2009 have been prepared from the books and records of Ramtron International Corporation (the "Company," "we," "our," or "us").

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, bad debts, inventories, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our intangible asset impairment tests, and the valuation of stock-based compensation.  The statements reflect all normal recurring adjustments, which, in the opinion of the Company's management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009, which includes all disclosures required by GAAP.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 3.   INVENTORIES

Inventories consist of:

(in thousands)	September 30, 2010	December 31, 2009

Finished goods	$1,392	$2,147
Work in process	4,379	4,691
	$5,771	$6,838

NOTE 4.   INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	September 30, 2010	December 31, 2009

Patents	$6,290	$6,185
Accumulated amortization	(3,573)	(3,385)
Intangible assets, net	$2,717	$2,800

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

Amortization expense for intangible assets was $63,000 and $61,000 for the quarters ended September 30, 2010 and 2009, respectively.  Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2010 through 2014 and a total of $1.7 million thereafter.

NOTE 5.   SIGNIFICANT CUSTOMERS

For the year to date and period ended September 30, 2010 and December 31, 2009, sales, accounts receivable and customer specific inventory for our largest direct customer are detailed as follows:

	Percentage of Company Total
	September 30, 2010	December 31, 2009

Sales	6%	11%
Accounts receivable	7%	28%
Inventory	4%	19%

NOTE 6.   CONTINGENCIES

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

The Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in the bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of September 30, 2010.

The Company is involved in other legal matters in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company's financial position or results of operations.

NOTE 7.   LONG-TERM DEBT

(in thousands)	September 30, 2010	December 31, 2009

Long-term debt:
Capital leases	$3,041	$2,582
National Semiconductor promissory note	687	904
Mortgage note	3,624	3,728
Term loan	5,625	--
	12,977	7,214

Long-term debt current maturities	(3,323)	(1,341)
Long-term debt less total current portion	$9,654	$5,873

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of the Company's assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our line of credit facility for working capital purposes as required.  The net availability under our secured line of credit facility as of September 30, 2010 was $3.4 million reflecting letters of credit outstanding, cash management services sub limits, and ineligible accounts.  As of September 30, 2010, we had no amount outstanding on the secured line of credit facility.

On August 18, 2009, we also entered into an Amended and Restated Intellectual Property Security Agreement with SVB that secures our obligations under the Amended Loan Agreement by granting SVB a security interest in all of our right, title and interest in, to and under its intellectual property.

On February 26, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based on our obtaining foreign account receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009 and have renewed this policy that will expire in November 2011.

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

We are required to comply with certain covenants under the loan agreement, including minimum fixed charge coverage ratios measured quarterly and minimum quick ratio measured monthly.  We were in compliance with all of our debt covenants under the loan agreement as of September 30, 2010.

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

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation.  The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013.  As of September 30, 2010, the present value of this promissory note is $687,000.  We discounted the note at 5.75%.

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

Payments on our outstanding promissory notes and leases are as follows as of September 30, 2010:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Promissory notes	$411	$1,858	$1,890	$1,915	$929	$2,933	$9,936
Capital leases	439	1,578	1,338	--	--	--	3,355
Less amount representing interest on the capital leases							(314)
Total debt							$12,977

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Term loan	$5,625	$5,616	--	--
Capital leases	3,041	3,129	$2,582	$2,582
National Semiconductor promissory note	687	674	904	879
Mortgage note	3,624	3,531	3,728	3,571
	$12,977	$12,950	$7,214	$7,032

The above fair values were estimated based on discounted future cash flows.  Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 8.   STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We have one active stock option plan: the 2005 Incentive Award Plan (the "2005 Plan").  The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan.  The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance.  In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock.  The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan.  The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans.  The maximum term of each grant is ten years under the 2005 Plan.  The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards.  Restricted stock grants generally vest one to three years from the date of grant.  Option grants generally vest over a term four years from the date of grant in equal annual installments.  No exercise price or cash payment is required for the release of the restricted stock.  The fair market value of the Company's common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period.  Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted.  Restricted stock units represent rights to receive shares of common stock at a future date.  No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award.  The fair market value of the Company's common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.  The exercise of stock options and issue of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock.  As of September 30, 2010, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,507,188 as of September 30, 2010.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Income Statement Classifications:
Cost of Sales	$26	$23	$77	$50
Research and development	92	80	272	230
Sales and marketing	67	54	194	161
General and administrative	232	219	693	649
Total	$417	$376	$1,236	$1,090

Stock Options

As of September 30, 2010, there was approximately $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2 years.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2010, the fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which was the approximate expected term of our options and a fair indicator of future exercises.  We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options.  Forfeitures are estimated at the time of grant based upon historical experience.  We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Risk free interest rate	1.5%	2.5%	2.2%	2.7%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.5 yrs	6 yrs	6.25 yrs	6 yrs
Expected volatility	66%	68%	67%	68%

The weighted average fair value per share of shares granted during the nine months ended September 30, 2010 and 2009 were $2.13 and $0.98, respectively.

The following table summarizes stock option activity related to our plans for the nine months ended September 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)

Outstanding at December 31, 2009	5,864	$3.23
Granted	498	$2.04
Forfeited	--
Exercised	(131)	$2.18
Expired	(169)	$7.69
Outstanding at September 30, 2010	6,062	$3.03

The intrinsic value of the outstanding options at September 30, 2010 was $5.3 million and was calculated as the difference between the market value as of September 30, 2010 and the exercise price of the options.  The closing market value as of September 30, 2010 was $3.70 as reported by the Nasdaq Global Market.

Cash received from option exercises for the nine months ended September 30, 2010 was $285,000.  A tax benefit of $125,000 may be realized for the tax deduction from option exercises at some time in the future depending upon our utilization of existing net operating losses.

Restricted Stock

As of September 30, 2010, there was approximately $306,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.6 years.

A summary of non-vested restricted shares during the nine months ended September 30, 2010 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2009	232	$1.51
Granted	99	$1.97
Forfeited	--
Vested/Released	(50)	$1.85
Outstanding at September 30, 2010	281	$1.61

Restricted Stock Units

A summary of the Company's restricted stock units as of September 30, 2010 are as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	232
Grants	--
Forfeited	--
Vested/Released	--
Outstanding at September 30, 2010	232	1.1	$858

As of September 30, 2010, there was approximately $248,000 remaining in unrecognized compensation cost related to unvested outstanding restricted stock units with a weighted-average period of 1.9 years.

NOTE 9.   INCOME TAXES

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

For the nine months ended September 30, 2010, the Company recorded a $701,000 income tax provision.  The provision recorded was a non-cash transaction.

For the nine months ended September 30, 2010, the Company's effective rate was approximately 39% as the Company's non-deductible items had a minimal impact to the effective rate.

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

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2010 and 2009:

(in thousands, except per share amounts)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net income (loss)	$342	$131	$1,114	$(6,582)

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,357	27,738	27,170	27,688
Less: Non-vested restricted stock at beginning of period	(282)	(898)	(232)	(848)
Weighted average common shares issued during period	25	1	118	--
Weighted average common shares at end of period - basic	27,100	26,841	27,056	26,840

Effect of other dilutive securities:
Options	937	--	606	--
Restricted stock	327	134	270	--
Weighted average common shares at end of period - diluted	28,364	26,975	27,932	26,840
Net income (loss) per share:
- basic and diluted	$0.01	$0.01	$0.04	$(0.24)

As of September 30, 2010 and 2009, we had several equity instruments or obligations that could create future dilution to the Company's common stockholders and are not currently classified as outstanding common shares of the Company.  The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Options	2,810	5,775	3,398	5,775
Restricted stock/units	--	866	--	953

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

An allowance for sales returns and allowance is established based on historical and current trends in product returns and customer rebates.  Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates.  Also, certain distributors are granted rebates if specific end customers purchase our products.  At September 30, 2010 and December 30, 2009, the Company's reserve for sales returns and allowances was $1.6 million and $800,000, respectively.  The increase in allowance from December 31, 2009 is primarily due to a new rebate program in our Asia Pacific region.

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

Product Highlights for the Quarter Ended September 30, 2010

We announced the availability of commercial samples of our F-RAM enabled MaxArias™ wireless memory devices.  The MaxArias wireless memory products combine the low power, high speed, and high endurance features of nonvolatile F-RAM memory technology with industry standard wireless access to enable innovative mobile data collection capabilities and are ideal for a wide range of applications such as high-value asset tracking, manufacturing and maintenance history collection, and smart utility metering, among others.

Financial Highlights for the Three Months Ended September 30, 2010

•	Total revenue in for the three months ended September 30, 2010 was $19.9 million, which was an increase of 71% from $11.6 million in the three months ended September 30, 2009.
•	Net income was $342,000, or $0.01 per share, for the three months ended September 30, 2010, compared with net income of $131,000, or $0.01 per share, for the three months ended September 30, 2009.
•	Product gross margin for the three months ended September 30, 2010 was 52%, which was 1% lower than a gross margin of 53% for the three months ended September 30, 2009.
•	Product revenue was $19.7 million for the three months ended September 30, 2010, which was 74% higher than product revenue of $11.3 million for the three months ended September 30, 2009.
•	Integrated product revenue grew to $3.4 million, or 17% of F-RAM product revenue, during the third quarter of 2010, compared with $2.6 million, or 23% of F-RAM revenue, for the third quarter of 2009.

Financial Highlights for the Nine Months Ended September 30, 2010

•	Total revenue for the nine months ended September 30, 2010 was $54.1 million, which was an increase of 63% from $33.1 million in the nine months ended September 30, 2009.
•
Net income was $1.1 million or $0.04 per share, for the nine months ended September 30, 2010, compared with net loss of $(6.6) million, or $(0.24) per share, for the nine months ended September 30, 2009.  The results for 2009 included $6.2 million of impairment charges and restructuring expenses.

•	Product gross margin for the nine months ended September 30, 2010 was 51%, which was 2% higher than a gross margin of 49% for the nine months ended September 30, 2009.
•	Product revenue was $53.5 million for the nine months ended September 30, 2010, which was 67% higher than product revenue of $31.9 million for the nine months ended September 30, 2009.
•
Integrated product revenue grew to $10.4 million, or 19% of F-RAM product revenue in the nine months ended September 30, 2010, compared with $8.5 million, or 26% of F-RAM revenue in the nine months ended September 30, 2009.

Business Outlook for Remainder of 2010

•
With our strong third-quarter results and our present visibility for the remainder of the year, we continue to expect our annual revenue to be within the range of our guidance of $69 million and $73 million.

•	We expect 2010 GAAP net income to be between 2% to 3.5% of total revenue.
•
We are entering the final stages of our IBM foundry transition and are working to improve product wafer yields, bring up additional manufacturing capacity at Texas Instruments and introduce new products to drive our future growth over the next two quarters.

•
We continue to transition from our remaining Fujitsu inventory to products built by Texas Instruments and to products from our anticipated supply from IBM.  Due to higher than anticipated demand for our products during 2010, we are experiencing shortages on certain Fujitsu supplied devices as we work to bring up capacity at our alternative foundry sources. If IBM’s supply of products is delayed or we are not able to obtain sufficient products from Texas Instruments, we may not be able to fill certain customer orders.

PERIOD COMPARISONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue
(in thousands, except average selling price)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Product sales	$19,678	$11,297	$53,469	$31,910
% change compared to prior period	74%		67%
Units shipped	16,962	14,167	55,996	38,546
% change compared to prior period	20%		45%
Average selling price	$1.16	$0.80	$0.95	$0.83
% change compared to prior period	45%		14%
Other revenue	$204	$299	$605	$1,208
% change compared to prior period	(32%)		(50%)
Total revenue	$19,882	$11,596	54,074	$33,118
% change compared to prior period	71%		63%

Three Months:

Product revenue increased $8.4 million, or 74%, for the three months ended September 30, 2010 compared to the prior year period.  This increase was due to a 2.8 million increase in unit shipments coupled with a 45% increase in the average selling price (ASP), which was driven by the improved world-wide economy and an overall increase in demand for our products across all product lines.  Our increase in ASP was due primarily to a decrease in lower priced and lower margin custom product sales to select customers.  The increase was also driven by increased sales of higher ASP high-density memory products.

Other revenue, consisting of license and development fees and royalty income, was $204,000, which was a decrease of $95,000 from 2009.  This decrease was due primarily to reductions in royalties and customer-sponsored research and development.  The amount of other revenue for the quarter ended September 30, 2010 is indicative of expected future royalty amounts.

Nine Months:

Product revenue increased $21.6 million, or 67%, for the nine months September 30, 2010 compared to the same period last year.  This increase was due to a 17.4 million increase in unit shipments coupled with a 14% increase in our ASP, which was driven by the improved world-wide economy and an overall increase in demand for our products across all product lines.

Other revenue, consisting of license and development fees and royalty income, was $605,000, which was a decrease of $603,000 from 2009.  This decrease was due to settlement of past due royalties from one customer during the prior year period, coupled with royalty agreements expiring on certain products in the prior year period.  We expect our other revenue to continue at the 2010 reduced level.

Cost of Product Sales
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cost of product sales	$9,370	$5,297	$26,186	$16,346
Gross margin percentage	52%	53%	51%	49%

Three Months:

Cost of product sales was $9.4 million, which was an increase of $4.1 million from the same period in 2009.  This increase was due to an $8.4 million increase in product sales.  Gross product margin decreased to 52%, compared with 53% for the same period last year.  The decrease in product gross margin was due primarily to the strengthening of the Japanese Yen compared to the prior quarter, which increased the cost of manufacturing material we purchased in Yen.  The decrease was also due in part to an obsolescence write-off in the current quarter.  The decrease in product gross margin was offset by reduced sales of lower margin custom product sales to select customers.

Nine Months:

Cost of product sales was $26.2 million, which was an increase of $9.8 million from 2009.  This increase was due to a $21.6 million increase in product sales.  Product gross margin increased by 2% to 51%, compared with 49% for the same period last year.  The product gross margin increase was primarily due to favorable fixed overhead variances compared to the prior nine-month period based upon increased production volumes.

Research and Development Expense
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Research and development expense (including customer-sponsored research and development)	$4,895	$3,034	$12,705	$8,067
Percent of total revenue	25%	26%	24%	24%

Three Months:

Research and development expense was $4.9 million, which was an increase of $1.9 million from the same period in 2009.  This increase was due primarily to increased engineering processing support expenses of $900,000 in connection with our IBM foundry project.  Salary related expenses also increased by approximately $500,000 due to increased headcount and the use of outside contractors for new product development efforts, combined with a reinstatement of salaries that were reduced as a result of the March 2009 restructuring.  Management and employee variable compensation accruals were made during the quarter ended September 30, 2010.  We did not accrue variable compensation during 2009.  We also incurred $300,000 in additional photomask and engineering expenses related to new product development during the quarter ended September 30, 2010.

Nine Months:

Research and development expense for the nine months ended September 30, 2010 was $12.7 million, which was an increase of $4.6 million over the nine months ended September 30, 2009.  This increase was due to a $2 million increase in process support expenses in connection with our IBM foundry project.  Salary related expenses, including outside services, and processing fees associated with new product design efforts increased $2.3 million.  These expenses were offset by approximately $700,000 of reduced expenses related to our Montreal design center, which we closed as part of our restructuring effort during the first quarter of 2009.

Sales and Marketing Expense
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Sales and marketing expense	$2,478	$1,733	$6,770	$5,433
Percent of total revenue	12%	15%	13%	16%

Three Months

Sales and marketing expense was $2.5 million, which was an increase of $745,000 from the same period in 2009.  This increase was due primarily to a $615,000 increase in internal and external commissions and salary related expenses in connection with increased sales, compared to the same period last year.

Nine Months

Sales and marketing expense was $6.8 million for the nine months ended September 30, 2010, which was a $1.3 million increase compared to nine months ended September 30, 2009.  This increase was due to approximately $850,000 of additional expenses relating to salaries, internal commissions and management and employee variable compensation accrual and $350,000 for outside sales rep commissions.

General and Administrative Expense
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

General and administrative expense	$1,941	$1,213	$5,614	$4,182
Percent of total revenue	10%	10%	10%	13%

Three Months

General and administrative expense was $1.9 million, which was an increase of $728,000 from the same period in 2009.  This increase was due primarily to a $415,000 increase in management and employee variable compensation accruals as well as the reinstatement of salaries that were reduced as a result of the March 2009 restructuring.  Also contributing to this increase was increased outside services of $225,000, compared to the quarter ended September 30, 2009.

Nine Months

General and administrative expense for the nine months ended September 30, 2010 was $5.6 million, which was an increase of $1.4 million from the nine months ended September 30, 2009.  This increase was primarily due to the reinstatement of salaries that were reduced as a result of the March 2009 restructuring and the management and employee variable compensation accruals in 2010.  We did not accrue variable compensation for the nine months ended September 30, 2009.

Restructuring and Impairment
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Restructuring expense	--	$40	--	$827
Impairment charge	--	--	--	$5,372

Three Months

Restructuring expense primarily relates to termination benefits paid to employees as part of the 14% reduction in the Company's workforce associated primarily with the closing of our Montreal design center during the quarter ended March 31, 2009.  During the three months ended September 30, 2009, we recorded $40,000 of expenses primarily relating to employee relocation costs.  We do not expect further expenses relating to the restructuring.

Nine Months

During the first quarter of 2009, we tested for impairment our purchased intellectual property associated with our Montreal design center, certain long-lived assets located at the design center, and the carrying amount of goodwill.  As a result of our test, we booked an impairment charge of $5.4 million.  We do not expect further impairment charges during 2010.

The $827,000 restructuring expenses relates to the contract termination costs and employee termination benefits associated with the closing of our Montreal design center during the nine months ended September 30, 2009.  We do not expect further restructuring charges during 2010.

Other Non-Operating Income (Expenses)
(in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Interest expense	$(250)	$(92)	$(578)	$(257)
Other income (expense)	$(385)	$51	$(406)	$237
Income tax benefit (provision)	$(221)	$(107)	$(701)	$547

Three Months

Interest expense was $250,000 for the three months ended September 30, 2010, which was an increase of $158,000 from the quarter ended September 30, 2009.  This increase was due to new capital leases and the bank term loan effective June 28, 2010.

Other expense was $385,000 for the three months ended September 30, 2010, compared with other income of $51,000 for the same period in 2009.  The increase in expense was due primarily to $397,000 in write-down of obsolete photomasks and fixed asset disposals.  The majority of this expense was for wafer photomasks for custom products we no longer produce.  We do not expect further expense of this type.

For the three months ended September 30, 2010, the Company recorded a $221,000 income tax provision.  The provision was a non-cash transaction and our effective tax rate was approximately 39%.  During the three month ended September 30, 2010, we recorded a $107,000 non-cash tax provision based upon pre-tax income of $238,000.

Nine Months

Interest expense was $578,000 during the nine months ended September 30, 2010, which was a $321,000 increase from the nine months ended September 30, 2009.  This increase was due to capital leases we initiated during the last six months of 2009 and the first quarter of 2010.  Contributing to this increase was our 6.5%, 4-year $6 million term loan that was funded on June 30, 2010.

Other expense was $406,000 for the nine months ended September 30, 2010 compared to $237,000 other income for the nine months ended September 30, 2009.  The $643,000 difference was due to interest income and a gain on disposition of fixed assets of $200,000 in 2009 compared to interest income of $25,000 in the first nine months of 2010 and a loss on the write-down of wafer photomasks of $397,000.  The decrease in interest income was a result of lower interest rates coupled with lower average balances in our money market fund.

Income tax provision for the nine months ended September 30, 2010 was $701,000.  The effective tax rate was 39%. During the nine months ended September 30, 2009, the Company recorded a $547,000 non-cash tax benefit due to our operating loss for this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended September 30, 2010 and 2009, are summarized as follows:

(in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$5,738	$2,593
Investing activities	(4,621)	(7,227)
Financing activities	4,615	(451)
Effect of exchange rate changes on cash	(30)	(79)
Net (decrease) increase in cash and cash equivalents	$(5,702)	$(5,164)

Cash Flow from Operating Activities

The net amount of cash provided by operating activities during the nine months ended September 30, 2010 was $5.7 million, and was primarily due to earnings from operations after the add-back of non-cash expenses.  This increase in cash was offset by a net increase of $200,000 in our net working capital resulting in cash used in our operations.

The net amount of cash provided by operating activities during 2009 was $2.6 million.  $1.3 million of this cash provided by operating activities pertains to cash provided by operations coupled with a net decrease in our working capital, which resulted in an additional $1.3 million in cash provided by operations.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the nine months ended September 30, 2010 and 2009 was $4.6 million and $7.2 million, respectively, which was primarily related to capital purchases associated with our IBM foundry initiative and capitalized wafer photomask charges relating to new products.

Cash Flow from Financing Activities

The net amount of cash generated by financing activities during the nine months ended September 30, 2010 was $4.6 million.  The primary source of cash for financing activities was a $6 million term loan we obtained during the second quarter of 2010 offset by $1.7 million in principal payments.

We also financed $1.4 million of capital expenditures with a capital lease during the nine months ended September 30, 2010, which we reported as supplemental information on the cash flow statement.

For the nine months ended September 30, 2009, we used $451,000 to repay principal on our debt.

Liquidity

We had $13.2 million in cash and cash equivalents at September 30, 2010.  Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses.  In addition to operating cash flow from product sales, we currently have approximately $3.4 million available to us under the $6 million secured line of credit facility.  This secured line of credit facility expires on August 18, 2011.  As of September 30, 2010, we had no amount outstanding on the secured line of credit facility.  As of September 30, 2010, $5.6 million was outstanding under our $6 million term loan.  The maturity date on our term loan is June 28, 2014.  We have certain covenants under this credit facility that include minimum fixed charge coverage ratio and quick ratio.  We were in compliance with these covenants at September 30, 2010 and expect to be in compliance for the remainder of the year.

If during 2011, IBM’s supply of products is delayed or we are not able to obtain replacement products in a timely manner, we will be unable to fill certain customer orders, which may have a material adverse effect on our revenue and results of operations.  This could also cause the Company to be in default of its covenants and related term loan.

We believe we have sufficient resources from cash on hand, funds from operations and availability under our secured line of credit facility to fund current operations through at least mid-year 2011.  If the IBM foundry project is significantly delayed beyond 2010, the Company may be required to seek additional debt or equity capital to fund operations for 2011 and beyond.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM's manufacture of our F-RAM products.  We will provide certain tools, peripheral equipment, technology and specifications for IBM's manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products.  Expenditures relating to capital and engineering support expenses for our IBM foundry project incurred from inception to date were approximately $20 million, and we estimate an additional $3.5 million of capital expenditures and $1.8 million of expenses for the remainder of the year.  If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed and could be at risk of being cancelled.

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

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement ("Amended Loan Agreement") with Silicon Valley Bank ("SVB").  The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services.  On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based upon our obtaining foreign accounts receivable credit insurance.  We obtained this insurance with an effective date of November 1, 2009.  The Amended Loan Agreement replaces the Company's Amended and Restated Loan and Security Agreement dated September 15, 2005.  The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB.  The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary.  There is also a .375% unused line fee, payable monthly in arrears.  Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment.  The related borrowing base is comprised of the Company's trade receivables.  We plan to draw upon our loan facility for working capital purposes as required.  The net availability under our secured line of credit facility as of September 30, 2010 was $3.4 million.  An insufficient amount of funds available under our secured line of credit facility and term loan could cause us to delay or cancel the IBM foundry project.  As of September 30, 2010, we had no amount outstanding on the secured line of credit facility.

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

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company.  Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%.  As of September 30, 2010, approximately $3.6 million was outstanding on the mortgage loan facility.  Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy.  The claims of the trustee in the bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates' insolvency at the time the payments were made.  The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011 and May 2011.  We intend to vigorously contest the trustee's claims.  We are unable to estimate a range of possible losses, if any, which we may incur as result of the trustee's claims, and we have not recorded any expense or liability in the consolidated financial statements as of September 30, 2010.

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

We had net income during the nine months ended September 30, 2010 of $1.1 million.  We recognized a net loss of $5.8 million for the year ended December 31, 2009.  Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products.  At September 30, 2010, our accumulated deficit was $218 million.  Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support expenses for our IBM foundry project are estimated to be an additional $5.3 million for the remainder of the year.  If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the IBM foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

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

We currently rely on foundry services from Texas Instruments as well as a finite amount of inventory of products built by Fujitsu for our product supply needs. When Fujitsu notified us that they were going to cease manufacturing our products, they built a finite amount of product inventory to meet our anticipated demand as we completed a timely product manufacturing transition to alternative foundries. Due to higher than anticipated demand for our products during 2010, we are experiencing shortages on certain Fujitsu supplied devices as we work to bring up capacity at our alternative foundry sources. As a result, we have extended order lead times and begun putting certain Fujitsu fabricated products on allocation. We are working to transition certain customers to alternative or replacement products built at Texas Instruments or to replacement products that are expected to be built at IBM by the end of the first quarter of 2011.  If IBM’s supply of products is delayed or we are not able to obtain qualified replacement products from Texas Instruments in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. If customer demand for products to be supplied from the Fujitsu inventory falls short of the inventory we have committed to purchase, the Company may be required to obsolete excess inventory, which may adversely affect our business.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Our research and development expense, for the quarter ended September 30, 2010, was $4.9 million, or 25% of our total revenue.

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

We plan to introduce new products into new markets in the future. We do not have experience in the markets our new products will address and these products may not achieve acceptance in those markets because they do not solve a substantial market need or are not competitively priced.  Even if our new products achieve substantial market penetration, we may not be able to produce them in sufficient quantities or at prices that will enable us to generate profits for several years.  The introduction of new products into new markets also increases the demands on our management and key employees, who may fail to manage those demands successfully.  Our introduction of new products may be unsuccessful or delayed, which would result in a reduction in projected revenue from such new products.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products.  For the quarter ended September 30, 2010, approximately 45% of our total product sales revenue was generated by five distributors.  Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition.  We cannot assure you that we would be able to replace these relationships in a timely manner or at all.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We purchase wafers from Fujitsu in Japanese Yen.  At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. However, payments from Japanese customers and the Company's purchase of Yen on the open market for payment of our Yen invoices provides Yen currency for approximately 85% of our wafer purchase costs.  As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations.

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

If our amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

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

Date:  November 5, 2010