Form 10-Q/A
period 2010-09-30
RAMTRON INTERNATIONAL CORP
filed 2010-11-10
CIK 849502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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
Common Stock, $0.01 par value

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to Ramtron International Corporation's (the "Company") Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 5, 2010 (the "Original Filing"), solely to correct a typographical error contained the table under the section titled, "LIQUIDITY AND CAPITAL RESOURCES - Cash Flow Summary" in Part II - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  The amount contained in the table on the line "Net (decrease) increase in cash and cash equivalents" for the quarter ended September 30, 2010 was incorrectly represented as a Net (decrease) in cash and cash equivalents.  The correct representation is a Net increase in cash and cash equivalents.  The corrected table is located on page 10 of this Amendment.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statement or disclosures of the Original Filing.

PART II

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended September 30, 2010 and 2009, are summarized as follows:

(in thousands)	2010	2009

Cash provided by (used in):
Operating activities	$5,738	$2,593
Investing activities	(4,621)	(7,227)
Financing activities	4,615	(451)
Effect of exchange rate changes on cash	(30)	(79)
Net (decrease) increase in cash and cash equivalents	$5,702	$(5,164)

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

Date:  November 10, 2010