Form 10-K
period 2010-12-31
RAMTRON INTERNATIONAL CORP
filed 2011-03-09
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-17739

RAMTRON INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0962308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Ramtron Drive, Colorado Springs, CO	80921
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (719) 481-7000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was $69,576,289 based on the closing price of our common stock as reported on the Nasdaq Global Market.

As of March 9, 2011, 28,037,160 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, may involve risks and uncertainties. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “will,” “may,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “anticipate,” “plan,” “estimate,” and “potential,” or other similar words. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated in our forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under Part I. Item 1A. Risk Factors and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are made only as of the date of this Annual Report on Form 10-K.

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II. Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Unless otherwise indicated by the context, the terms “Ramtron,” “the Company,” “we,” “us,” and “our,” refer to Ramtron International Corporation and our consolidated entities described in Part II. Item 8. Financial Statements and Supplementary Data - Note 1 of the Notes to Consolidated Financial Statements.

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

Our revenue is derived from the sale of our products and from license, development and royalty arrangements entered into with a limited number of established semiconductor manufacturers involving the development and sale of specific applications and products of the Company’s technologies. Other revenue is generated from non-recurring miscellaneous items. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

2010 Product Highlights and Other Achievements

We announced the availability of commercial samples of our F-RAM enabled MaxArias™ wireless memory devices. The MaxArias wireless memory products combine the low power, high speed, and high endurance features of nonvolatile F-RAM memory technology with industry standard wireless access to enable innovative mobile data collection capabilities. Our MaxArias products are designed to supply a wide range of applications such as high-value asset tracking, manufacturing and maintenance history collection, and smart utility metering, among others.

We announced that our 1-Megabit (Mb), 2.0-3.6V serial F-RAM memory device has been qualified to AEC-Q100 Grade 3 standards. This rigorous automotive-grade qualification, established by the Automotive Electronic Council’s Stress Test Qualification for Integrated Circuits, expands our portfolio of AEC-Q100 compliant memory to 15 devices, which are designed to meet the demanding requirements of the automotive market. The Grade-3 qualification ensures device operation over the automotive temperature range of -40 to +85 degrees Celsius.

We were issued U.S. Patent No. 7,672,151 entitled “Method for Reading Non-volatile Ferroelectric Capacitor Memory Cell”. The patent materially expands our intellectual property portfolio. This new patent covers methods of reading and restoring a 1T/1C F-RAM memory cell. The patent claims fundamental technology for the basic reading and restoring of a 1T/1C F-RAM memory cell including a word line, bit line, a drive line, an access transistor and a ferroelectric capacitor having two different polarization states.

Financial Information by Segment

Our operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories, microcontrollers and integrated semiconductor solutions.

2010 Overview of Business

We announced the expansion of our global sales reach through Montreal-based Future Electronics to include key markets in Europe, Japan, and Asia. The agreement authorizes Future Electronics to distribute globally our full line of F-RAM memory devices and integrated products.

In March 2010, we entered into a capital lease relating to fabrication equipment for $1.4 million with a 30-month term and an effective interest rate of 9.0%. We obtained a standby letter of credit in favor of the lessor for $700,000.

On June 28, 2010, the Company and Silicon Valley Bank (“SVB”) executed a Second Amendment (“Amendment”) to the Company’s Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended. The Amendment provides for a $6.0 million term loan with a fixed interest rate of 6.50% per annum. The term of the loan is four years and is supplemental to the Company’s existing $6.0 million line of credit with SVB. The Company used the proceeds from this term loan facility for working capital and to fund capital requirements. The Company is required to comply with certain covenants under the loan agreement and line of credit, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). The Company was in compliance with these covenant requirements as of December 31, 2010. However, we do not expect to meet our existing fixed charge coverage ratio covenant in the first quarter of 2011 and possibly the second quarter of 2011. SVB has waived compliance with this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We expect to meet these covenants. Due to the waiver and revised covenants, we are required to pay a $20,000 fee and our interest rate will increase, beginning March 1, 2011, from 6.50% to 6.75%, and revert back to 6.50% on June 30, 2011.

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

Nonvolatile memories were originally designed using a read only memory (ROM) architecture, which allows data to be written once and retained even when the power is turned off or lost. Technology advances in ROM-based memories now allow data to be written and erased multiple times as well as to retain data without a power source. Despite these advances, ROM-based devices’ write operations require a significant amount of power, are slow, and degrade relatively quickly. The most common nonvolatile memory on the market today is electrically erasable programmable read only memory (EEPROM), which is a low density solution that is generally used because of its relative ease-of-use compared to FLASH memory, which is used because of its low cost per bit and high density data storage capability.

In an effort to create a nonvolatile memory with high read/write speeds, a hybrid memory, called battery-backed SRAM (BBSRAM) was created. While BBSRAMs allow higher speed data storage, the battery attachment makes the device larger in size, more expensive, and introduces battery-related reliability, lifetime and adverse environmental issues.

EEPROM, FLASH, BBSRAMs, and MRAM (magnetic random access memory) are used by system designers and are more or less standardized. As is the case with most commodities, price is the main differentiator. While these products are widely produced and incorporated in many applications, technical limitations such as write speed, power consumption, endurance and ease of use prevent one or more of these nonvolatile memory devices from being implemented in certain situations.

Due to the large market for semiconductor memory products and the technical limitations of existing nonvolatile memory products, a market opportunity for alternative memory technologies has evolved. This has made F-RAM the most commercially successful of the alternative nonvolatile memory technologies. Other emerging technologies, such as ovonics and molecular memory, are still in their early stages of development and have yet to demonstrate commercial viability and achieve market acceptance.

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

Memory Products

Our serial and parallel memories contain industry-standard interfaces that are widely used in electronic applications. System designers use serial memories to collect data due to their relative low cost. Serial memories require fewer connections to the host system, and because they have a small package footprint, occupy less space on a circuit board. They are slower than other types of memory because they deliver data serially through a single port, which can require a system’s processor to wait longer for the data from the memory. Our serial F-RAM devices are faster than serial EEPROM devices because the fast write speed of F-RAM allows more frequent data transfers over the serial bus to the processor in a given period of time.

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

Integrated Mixed-Signal Products

Our integrated F-RAM products, called processor companions, are single-chip solutions that replace a number of individual system components to reduce cost and board space. The processor companion family is the most integrated F-RAM product line developed to date and provides on a single chip the most commonly needed system functions for a variety of applications. Processor companions typically combine nonvolatile F-RAM with analog and mixed-signal circuitry such as a real-time clock (RTC), a processor supervisor, and other commonly needed peripheral functions. Processor Companions are available in a variety of memory density and mixed-signal feature configurations. Processor companions are used in similar applications to our serial and parallel F-RAM memory technologies but provide more of the system’s functions with a single device.

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

Wireless Memory and RFID Products

Our wireless memory products can be read from and written to via wireless connections to a host system. We surveyed the current broad market for semiconductor products that use memory and concluded that a new class of F-RAM enabled wireless memories could capitalize on the emerging need for high-performance mobile data collection and storage. One method of enabling wireless access to F-RAM memory is to add standardized wireless protocols such as those commonly used for radio frequency identification (RFID) applications.

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

Our engineering team has helped many customers develop leading-edge products that benefit from our F-RAM products’ unique technological characteristics, such as fast write speeds, high write endurance, low power, and accelerated time-to-market. The following application examples illustrate the use of our products in certain markets.

Automotive - Electronic systems and semiconductor content in automobiles has increased significantly in recent years with the advent of more sophisticated safety, entertainment, body control, and telematics systems. In addition, the sensor count in automobiles has grown significantly over the past few years, which requires processing and storing more data than ever before.

Metering - The need to monitor power usage has become increasingly important for utility companies as fuel prices have increased significantly over the past few years. Worldwide, there is a significant demand for systems that efficiently distribute power to areas of high demand. These trends have given rise to the need for more sophisticated digital metering products that can constantly track and report power usage data for utility companies. As a result of our success in supplying F-RAM products for one of the world’s largest digital metering installations, we believe that F-RAM products are becoming more widely accepted in time-of-use and automated meter reading applications.

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

Although we have entered into license agreements with Fujitsu, Rohm, Toshiba Corporation (Toshiba), Infineon Technologies AG and Texas Instruments that provide for the potential development and manufacture of F-RAM products, Texas Instruments is currently the only manufacturer of our F-RAM products. In 1999, the Company entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products with an initial term of five years with automatic one-year renewals. The agreement required Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us. In October 2009, Fujitsu notified the Company of its intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory expected to satisfy the Company’s product delivery requirements through the first quarter of 2011. As a result, we placed wafer purchase orders of approximately $15 million to meet anticipated product delivery requirements. As of December 31, 2010, we had depleted most of our supply of Fujitsu produced product, which subsequently led to unfilled orders.

In 2007, the Company and Texas Instruments entered into a commercial manufacturing agreement for F-RAM memory products. The Company agreed to provide design, testing and other activities associated with product development efforts, and Texas Instruments agreed to provide foundry services for a minimum period of two years. The agreement provides for one year automatic renewal periods unless a party notifies the other party thirty (30) days prior to the expiration of any renewal period of their desire to terminate the agreement. Presently, we have not received any such notice. The manufacturing agreement with Texas Instruments also contains obligations for us with respect to minimum orders and negotiated pricing. The agreement does not guarantee a minimum capacity order quantity.

In February 2009, the Company and IBM entered into a Custom Sales Agreement for foundry services. IBM has provided the Company with facility design and process support, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products. We have provided tools, peripheral equipment, technology and specifications required for IBM to manufacture our products. We have also provided our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. The term of the Custom Sales Agreement extends through December 31, 2016, subject to earlier termination under certain conditions. On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM. This agreement provides for the supply of equipment and services to be provided respectively by IBM and the Company in connection with IBM’s manufacture of products for Ramtron in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. It also provides for ownership and certain license rights of the parties with respect to their intellectual properties to be used and developed in connection with such manufacture and supply.

We subcontract with non-U.S. companies to assemble, package and test our manufactured products. Assembly and testing services performed by such subcontractors are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

As a result of increased volume in recent years and increased test time required for our products, we have been experiencing delays in the testing segment of the manufacturing process. The raw materials, assembly, and testing required for the manufacture of our products are readily available from multiple sources. However, there is a significant amount of lead time involved in bringing up another vendor. As a result, the Company is currently moving to a 24/7 test operation at its corporate headquarters, expanding its internal testing capabilities, and pursuing other third-party testing sources.

Patents and Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 86 United States patents covering key aspects of our products and technology. These patents will expire at various times between November 2012 and July 2028. We have applied for 14 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 6 non-U.S. issued patents and have 3 non-U.S. patent applications pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

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

We have licensed our F-RAM technology to several companies, including Fujitsu, Toshiba, Samsung Electronics Company, Ltd. (Samsung), Infineon, NEC and Texas Instruments. We also have cross-licensing arrangements with National Semiconductor and Symetrix Corporation. Some of these licensing arrangements provide us with the right under certain conditions to call on the licensee’s manufacturing capacity as well as to receive royalty payments while others include only royalty provisions.

Customers

We serve direct customers worldwide, including OEMs and subcontract manufacturers. Additionally, our distributors sell to customers worldwide, through which we indirectly serve a broad base of customers. Our customers include industry leading OEMs in a broad range of industries.

Our sales regions include the Americas, Europe, Asia/Pacific and Japan. We believe that we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2010 and 2009, based upon product shipment destination, international sales comprised approximately 88% and 84%, respectively, of our net revenue.

For fiscal year 2010, approximately 42% of our total product sales revenue was generated by five customers. One customer represented 11% of our total product sales revenue and no other customers contributed more than 10% of our total product sales revenue.

Sales and Marketing

We use a regionally-based manufacturing representative sales force and a global network of distributors to sell our semiconductor products. In many cases, our distributors are responsible for product demand creation through OEM customers who are not directly served by our internal regional sales managers. For the year ended December 31, 2010, approximately 75% of our product sales were to our distributor network, while direct customers accounted for approximately 25% of our revenue.

In addition to our Colorado Springs, Colorado, headquarters facility and our California design and engineering facility, we maintain full-time sales and customer service personnel in Canada, Japan, United Kingdom, South Korea, Singapore, Taiwan and China. We have distribution and/or manufacturer representative relationships with approximately 75 companies worldwide, including the Americas, Europe, Japan and Asia/Pacific. These regionally-focused firms work with our regional sales managers in identifying new customers, providing technical support and other value-added services to customers, such as order processing, local inventory stocking, and management of currency fluctuation risks.

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

Our microcontroller products compete with industry standard products offered by established, much larger semiconductor manufacturers such as Renasas, Freescale, Microchip, NEC, Atmel, NXP and Zilog. We intend to use our close customer relationships to sell in this intensely competitive environment where we have a proven track record of providing individualized design assistance and after sale support. Due to the more specialized nature of our mixed signal enhanced microcontrollers, they are less susceptible to the same level of competition as industry standard microcontroller products.

Our licensees may market products that compete with our F-RAM products. Most of our licensees have the right to manufacture and sell F-RAM products, however, with the exception of Fujitsu, we are not aware of any licensees that market competitive F-RAM products. Our recent supply constraints have made us more vulnerable to competition from Fujitsu on some products that are near functional equivalents to products we sell. Under our agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC, National Semiconductor, Symetrix Corporation and Texas Instruments, we granted each of those companies a non-exclusive license to F-RAM technology, which includes the right to manufacture and sell products using F-RAM technology. Most of these license agreements provide for the continuation of the license rights to our technology and know-how after expiration or termination of the agreements.

Competition affecting our F-RAM products may also come from emerging alternative nonvolatile technologies such as MRAM (magnetic random access memory) or phase change memory, or other developing technologies.

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

We seek to maintain our leadership role in F-RAM technology development by working in cooperation with leading semiconductor manufacturers to further the development of our proprietary F-RAM technology. We are presently engaged in F-RAM technology manufacturing or process development programs with Texas Instruments and IBM Corporation.

Research and development expenses were $17.0 million in 2010 and $11.3 million in 2009.

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

Employees

At December 31, 2010, we had 123 full-time employees and 2 part-time employees. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

Available Information

Ramtron International Corporation is a Delaware corporation and was originally incorporated in 1984. We make available financial information, news releases and other information on our website at www.ramtron.com (such information and other information contained on our website is not part of this Annual Report on Form 10-K). Such reports are available free of charge on our website as soon as practicable after we file such reports and amendments with or furnish them to the Securities and Exchange Commission (SEC). In addition, our filings are available on the website of the SEC via the EDGAR database, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are filed. In addition, such reports are also available free of cost by contacting Investor Relations, 1850 Ramtron Drive, Colorado Springs, Colorado 80921. Stockholders can also obtain such reports directly from the SEC at no charge at the SEC’s website (www.sec.gov) or by visiting the SEC’s Public Reference room in Washington, D.C. or by calling the SEC at 1-800-732-0330.

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

We had net income for the year ended December 31, 2010 of $1.6 million. We recognized a net loss of $5.8 million for the year ended December 31, 2009. Our ability to operate profitably in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, and to obtain sufficient contract manufacturing capacity. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money developing our products and in our efforts to obtain commercial manufacturing capabilities for them. At December 31, 2010, our accumulated deficit was $217 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

We may need to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory, microcontroller, and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results, which could adversely affect our ability to continue our business operations. We would be required to obtain approval from Silicon Valley Bank for any additional debt financing. If additional equity financing is obtained, any issuance of common or preferred stock or convertible securities to obtain funding would result in dilution of our existing stockholders’ interests.

Expenditures relating to capital and engineering support for our new foundry project are estimated to be an additional $3.7 million for the year ending December 31, 2011. If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the new foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

We are subject to certain covenants related to our bank loan and line of credit and such covenants may be challenging to the Company.

We are required to comply with certain covenants under the loan agreement, as amended, and our line of credit, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). If we are not able to comply with such covenants at a point of time in the future, the Company’s outstanding loan balance will be due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed. We do not expect to meet our existing fixed charge coverage ratio covenant in the first quarter of 2011 and possibly the second quarter of 2011. SVB has waived compliance with this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We expect to meet these covenants. Due to the waiver and revised covenants, we are required to pay a $20,000 fee and our interest rate will increase, beginning March 1, 2011, from 6.50% to 6.75%, and revert back to 6.50% on June 30, 2011. SVB may require new and/or more restrictive covenants in the future with increased cost to the Company.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data, and could prevent us from fulfilling our customers’ orders. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Earthquakes, other natural disasters and power shortages or interruptions may damage our business.

Some of our contract manufacturers’ facilities are located near major earthquake faults. If a major earthquake or other natural disaster occurs that damages those facilities or restricts their operations, or interrupts our and our suppliers’ and customers’ communications, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

In January 2011, the Chief Executive Officer and Chief Operating Officer resigned. Our Chief Financial Officer was named to Chief Executive Officer and we are conducting a search for a new CFO. Our CEO will retain the title and responsibilities of CFO until a replacement is named. A new VP of Operations was named to fulfill a portion of the responsibilities of our prior COO and the Company does not intend to name a replacement COO at this time.

General economic trends and other factors may negatively affect our business.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

Our products are complex and any defects in our products may result in liability claims, an increase in our costs and a reduction in our revenue.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement, cost of remediation, or recall or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. A defect or failure in our product could cause failure in our customer’s end-product, so we could face product liability claims for property damage, lost profits damages, or consequential damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

We depend on a small number of suppliers for the supply of our products and the success of our business may be dependent on our ability to maintain and expand our relationships with foundries and other suppliers.

We currently rely on foundry services from Texas Instruments (TI) as our sole source of F-RAM products. We are currently capacity-limited at TI and may continue to be limited in the future as we do not have a contract in place for a minimum capacity. When Fujitsu notified us that they were going to cease manufacturing our products, they built a finite amount of product inventory to meet our anticipated demand as we completed a timely product manufacturing transition to alternative foundries. Due to higher than anticipated demand for our products during 2010, we are experiencing shortages on certain Fujitsu supplied devices as we work to bring up capacity at our alternative foundry sources. As a result, we have extended order lead times and have placed many customers on allocation. We are working to transition certain customers to alternative or replacement products built at TI. If supply of products from our new foundry project with IBM is further delayed or we are not able to obtain qualified replacement products from TI in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. Furthermore, as a result of TI’s license of Ramtron’s technology, they could become a future competitor. Also, our ability to develop advanced products may be limited under the current supply agreement.

Our foundry agreements with Texas Instruments and IBM may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable. In this event, the engagement of alternative foundry services will become necessary, which would require capital investment and related cash funding, and would likely result in our inability to fill our customers’ orders. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on a limited number of foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.

Although we continuously evaluate sources of supply and may seek to add additional foundry capacity in the future, there can be no assurance that such additional capacity can be obtained under acceptable terms, if at all. Because our products require the foundries to make specified modifications to their standard process technologies and integrate our ferroelectric materials into their processes, transitioning the manufacturing of our products to other foundries or other facilities of an existing foundry may requires process design changes and requires substantial lead time. Any delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the year ended December 31, 2010, was $17 million, or 24% of our total revenue.

If we do not accurately anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better positioned to satisfy market demand than us. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products or lower sale prices, or both, than we currently anticipate, which would adversely affect our revenue and gross profits. We cannot be certain that any products we may develop based on new technologies or for new standards will achieve market acceptance. If we experience difficulties in manufacturing our existing products on our established or new manufacturing lines, we may have to commit our design and R&D resources to resolving those issues, which may delay the development of new products and compromise our competitive market position.

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

We will depend on IBM and Texas Instruments, our only F-RAM product contract manufacturers, to supply components of the new products, and, if the new products are ordered in substantial quantities, or, if for any other reason, those contract manufacturers are not able timely to supply sufficient components for the new products, our new products may be unsuccessful in the markets, which would result in our not achieving expected revenue from the new products.

We compete in certain markets with some of our F-RAM technology licensees, which may reduce our product sales.

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who we currently depend on for our F-RAM wafer supply, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a portion of the licensee’s F-RAM product manufacturing capacity. Our licensees may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

We may not be able to replace our expected revenue from significant customers, which could adversely affect our business.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the year ended December 31, 2010, approximately 42% of our total product sales revenue was generated by five distributors. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all. We no longer sell to our largest direct customer, which was approximately 5% of total product revenue for the year ending December 31, 2010.

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

The majority of our revenue, expense and capital purchases are transacted in U.S. dollars. We currently sell a majority of our product in Japan using the Yen as the transaction-based currency. We also purchase some Yen-based capital expenditures. At this time, we do not use financial derivatives to hedge our prices, therefore, we have some exposure to foreign currency price fluctuations. As part of our risk management strategy, we frequently evaluate our foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. We also buy or sell Yen in order to keep our Yen-based assets and liabilities approximately equal.

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union’s Restrictions on Hazardous Substances (“RoHS”), Directive on Waste Electrical and Electronic Equipment (“WEEE”), and the directive on End of Life for Vehicles (ELV); California’s SB20 and SB50 which mimic RoHS; and China’s WEEE adopted by the State Development and Reform Commission. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the “ferroelectric memory capacitor”) and are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;

•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

•	announcements of technological innovations or new products by us or our competitors;

•	competition, including pricing pressures and the potential impact of competitors’ products on our sales;

•	conditions or trends in the semiconductor memory products industry;

•	unexpected design or manufacturing difficulties;

•	any announcement of potential design or manufacturing defects in our products;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and

•	one shareholder owning 6% of our outstanding common stock, the sale of which could affect the stock price.

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

Our leased space outside the United States is located in United Kingdom, Japan, Canada, China, Thailand, Taiwan, Korea and Singapore.

We believe that our existing facilities are adequate for our needs in the foreseeable future. If additional leased space is required in the future, such leased space is readily available.

Item 3. LEGAL PROCEEDINGS

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. The first hearing in the Finmek cases was to be held in January 2010 and at the request of both parties, the hearing was moved to April 2011. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2010.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “RMTR.” The following table sets forth the 2010 and 2009 quarterly ranges of the high and low intraday sales prices for the common stock as reported on the Nasdaq Global Market.

2010	High	Low
First Quarter	$3.15	$1.74
Second Quarter	$3.59	$2.40
Third Quarter	$4.10	$2.38
Fourth Quarter	$4.17	$3.22

2009	High	Low
First Quarter	$2.25	$0.90
Second Quarter	$1.44	$0.98
Third Quarter	$2.61	$1.06
Fourth Quarter	$2.58	$1.62

Record Holders

As of March 7, 2011, there were approximately 1,034 record holders of our common stock.

Dividend Policy

We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations.

Pursuant to our Amended and Restated Loan and Security Agreement dated August 18, 2009, as amended, with Silicon Valley Bank, we will not pay any dividends without Silicon Valley Bank’s prior written consent for so long as the bank has an obligation to lend and there are any outstanding obligations by the Company.

Common Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2010 (1)	—	—	—	—
November 1 – November 30, 2010 (1)	—	—	—	—
December 1 – December 31, 3010 (1)	22,496	$3.63	—	—

Total	22,496	$3.63	—	—

(1)	Represents shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part I—Item 1A “Risk Factors,” elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “will,” “may,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” and “potential,” or other similar words.

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

Recognition of Revenue. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations and allow limited rights of return to certain customers. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts based upon both historical data and management estimates.

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

Allowance for Doubtful Accounts and Returns. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers’ ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due and collection attempts. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor customers’ credit worthiness, and use judgment in establishing the estimated amounts of customer receivables which will ultimately not be collected.

An allowance for sales returns is established based on historical and current trends in product returns and customer rebates. Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates. Also, certain distributors are granted rebates if specific end customers purchase our products. At December 31, 2010 and 2009, the Company’s reserve for sales returns was $1,784,000 and $970,000, respectively. The increase in allowance from December 31, 2009 is primarily due to a new rebate program in our Asia Pacific region.

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

RESULTS OF OPERATIONS

Overview

Our total revenue for the year ended December 31, 2010 was $70.2 million. In 2010, 99% of our revenue was derived from sales of our products and 1% of our revenue was derived from customer-sponsored research and development programs, royalties and other income.

Financial Highlights for the Year Ended December 31, 2010

•	Total revenue in 2010 was $70.2 million, which was an increase of 48% from $47.5 million in 2009.

•	Total product revenue in 2010 was $69.4 million, which was an increase of 53% from $45.2 million in 2009.

•	Product gross margin in 2010 was 51%, compared to 48% in 2009.

•	2010 results include non-cash, stock-based compensation expense of $1.7 million and an income tax provision of $931,000.

•

By region, sales in 2010 were as follows: Asia Pacific (39% of sales), Americas (19% of sales), Japan (18% of sales), and Europe (24% of sales). These sales are based on the location of the design program that uses the Company’s devices.

2011 Financial Outlook

The following statements are based on the Company’s financial targets for the first six months and full-year 2011. These statements are forward-looking, and actual results may differ materially from those set forth in these statements. Ramtron intends to continue its policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

As a result of continuing high demand ahead of our ability to produce commercial F-RAM devices at our newest manufacturing line at IBM, we are presently experiencing product supply shortages and have begun placing customers on allocation. The product supply shortages are expected to cause our revenue to decline from the level we experienced during the first half 2010.

Due to the delays in manufacturing at our new foundry, we have designed new products that will be built on our established manufacturing line at Texas Instruments. We believe that once we have successfully reached full production of the new devices at our established foundry, our revenue will accelerate during the second half of 2011.

For the first six months of 2011, management currently anticipates:

•	Total revenue of approximately $25 million with a gross product margin of approximately 50%.

•	Severance expense of $582,000 to be recorded during the first quarter of 2011 in connection with the resignations of the Company’s prior CEO and COO in January 2011.

•	GAAP net loss of approximately $0.05 per share for the first six months of 2011.

For the full-year 2011, management is currently targeting:

•	Total revenue between $65 and $70 million with a gross product margin of approximately 51%.

•

Total operating expenses of approximately 41% of total revenue. By expense line item, sales and marketing is expected to be approximately 13% of total revenue, research and development is expected to be approximately 20% of total revenue, and general and administrative is expected to be approximately 8% of total revenue.

•	Full-year operating expense percentage expectations reflect the impact of an approximately $8.5 million reduction in planned spending across the entire organization.

•	GAAP net income of approximately $.10 per share for the full-year 2011.

2011 Business Outlook

During 2011 management plans to:

•	Focus on securing the required product capacity from our established foundry at Texas Instruments to meet customer demand.

•

Commence commercial manufacturing of F-RAM products at our newest foundry, which will initially include low-density serial F-RAM memories that are similar to those that were being produced for us by Fujitsu.

•	Complete the transition to our new foundry in connection with our new foundry initiative.

•	Introduce ultra low-power devices that will use a fraction of the active energy used by products of our competitors.

•	Begin selling the first production devices in our family of MaxArias wireless memory products.

•	Begin the development of new semiconductor products to increase future revenue opportunities.

•	Work to increase the wafer flow at our established foundry to catch up with demand beginning the second half of the year.

•	Begin the implementation of sophisticated design methodologies, a capable product realization process and repeatable high quality manufacturing processes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED

DECEMBER 31, 2010 AS COMPARED TO DECEMBER 31, 2009

Revenue

(in thousands, except average selling price)	2010		2009
Product sales	$69,399		$45,282
% change compared to prior period		53%
Units shipped	69,244		56,667
% change compared to prior period		22%
Average selling price	$1.00		$0.80
% change compared to prior period		25%
Other revenue	$805		$2,235
% change compared to prior period		(64%)
Total revenue	$70,204		$47,517
% change compared to prior period		48%

2010 to 2009:

Average Selling Price (ASP) increased 25% from full-year 2009 to full-year 2010. This increase was due to reduced sales of unpackaged chips, which sell for a lower ASP, and increased sales of our high density products, which sell for a higher ASP. We do not expect a similar increase in 2011 as these unpackaged chip sales were custom built products and we no longer sell this product to the customer that ordered such custom built products. Product revenue was $69.4 million, which was an increase of $24.1 million from 2009. This increase was due primarily to increased unit demand from our customers combined with higher ASPs.

Other revenue, consisting of license and development fees and royalty income, was $805,000, which was a decrease of $1.4 million from 2009. The primary reason for the decrease was due to the recognition of non-recurring other revenue in 2009 relating to a DRAM litigation settlement.

Cost of Product Sales

(in thousands)	December 31, 2010	December 31, 2009
Cost of product sales	$33,896	$23,277
Gross margin percentage	51%	48%

2010 to 2009:

Cost of product sales was $33.9 million, which was an increase of $10.6 million from 2009. This increase was due to a $24.1 million increase in product sales. Gross product margin increased 3%, from 48% to 51%. The gross product margin increase was due to increased sales of higher ASP products, such as our high-density products, which typically sell at higher margins. This was combined with reduced unpackaged chip sales, which sell at a lower ASP and gross margin.

Research and Development Expense

(in thousands)	December 31, 2010	December 31, 2009
Research and development expense	$16,965	$11,320
Percent of total revenue	24%	24%

2010 to 2009:

Research and development expense was $17.0 million, which was an increase of $5.6 million from 2009. This increase was due to a $3.2 million increase in process support expenses related to our new foundry initiative. Compensation related expenses, including outside contractor expenses in connection with new product development and design, increased $1.6 million. Processing expenses related to new product development increased $800,000 from 2009.

Sales and Marketing Expense

(in thousands)	December 31, 2010	December 31, 2009
Sales and marketing expense	$9,159	$7,458
Percent of total revenue	13%	16%

2010 to 2009:

Sales and marketing expense was $9.2 million, which was an increase of $1.7 million from 2009. This increase was due in part to a $700,000 increase in commissions as a result of increased sales in 2010. Also, compensation and travel expenses increased $1.0 million due to increased headcount and restoration of salary reductions taken during 2009.

General and Administrative Expense

(in thousands)	December 31, 2010	December 31, 2009
General and administrative expense	$6,475	$5,518
Percent of total revenue	9%	12%

2010 to 2009:

General and administrative expenses were $6.5 million, which was an increase of $1.0 million from 2009. This increase was due primarily to a $600,000 increase in salary and variable compensation accruals during 2010. Salary reductions taken during 2009 were restored during the first quarter of 2010. Also contributing to the increase was a $400,000 increase in travel, legal and consulting fees.

Restructuring and Impairment

(in thousands)	December 31, 2010	December 31, 2009
Restructuring expense	—	$844
Impairment charge	—	$5,372

2010 to 2009:

Restructuring expenses of $844,000 for 2009 resulted from termination benefits paid to employees as part of our 14% workforce reduction, combined with contract termination costs associated with the building lease at our Montreal design center, as well as certain employee relocation charges.

Due to the economic conditions during the fourth quarter of 2008 and the first quarter of 2009 and the decision to close our Montreal design center, we tested for impairment our purchased intellectual property associated with our Montreal design center, certain long-lived assets located at the design center, and the carrying amount of goodwill during the first quarter of 2009. We tested these assets for impairment using discounted and undiscounted cash flow analysis, combined with a market approach, and wrote-off the carrying value of these assets to zero, which resulted in the non-cash impairment charge of $5.4 million recorded in the first quarter of 2009.

Other Non-Operating Income (Expense)

(in thousands)	December 31, 2010	December 31, 2009
Interest expense	$(810)	$(384)
Other income (expense), net	$(383)	$208
Income tax (provision) benefit	$(931)	$621

2010 to 2009:

Interest expense was $810,000 for 2010, which was an increase of $426,000 from 2009. This increase was due to capital leases we initiated during the last six months of 2009 and the first quarter of 2010. Also contributing to this increase was our 6.5%, 4-year, $6.0 million term loan that was funded on June 30, 2010.

Other expense was $383,000 for 2010, compared to other income of $208,000 in the same period in 2009. During 2010, the Company scrapped obsolete assets with a net book value totaling approximately $500,000. During 2009, the Company recorded a net gain on asset disposal combined with interest income of $200,000.

Income tax provision for 2010 was $931,000, which was an effective tax rate of 37%. For 2009, the Company recorded a $621,000 non-cash tax benefit due to a net operating loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the year ended December 31, 2010 and 2009, are summarized as follows:

(in thousands)	2010	2009
Cash provided by (used for):
Operating activities	$5,369	$5,476
Investing activities	(6,814)	(7,019)
Financing activities	3,888	(717)
Effect of exchange rate changes on cash	(39)	(99)

Net increase (decrease) in cash and cash equivalents	$2,404	$(2,359)

Cash Flow from Operating Activities

The net amount of cash provided by operating activities during 2010 was $5.4 million. This was due primarily to earnings from operations after adjusting for non-cash items and increases in accounts payable and accrued liabilities during 2010. This was offset in part by an increase in accounts receivable.

The net amount of cash provided by operating activities during 2009 was $5.5 million. This was due primarily to earnings from operations after adjusting for non-cash items (primarily our non-cash impairment charge) and reduction in inventory and accounts receivable from the prior year end. This was offset in part by a decrease in account payable and accrued liabilities.

Cash Flow used for Investing Activities

The net amount of cash used for investing activities during 2010 was $6.8 million, which was related primarily to $6.6 million of capital purchases associated with our new foundry initiative. We currently have approximately $15.5 million of foundry-related assets in construction in process at December 31, 2010. At the time we begin recognizing revenue related to the foundry production parts, we will begin depreciating this machinery on a straight-line basis over ten years.

The net amount of cash used for investing activities during 2009 was $7.0 million, which was primarily related to capital purchases associated with our new foundry initiative.

Cash Flow from (used for) Financing Activities

The net amount of cash provided by financing activities during 2010 was $3.9 million. The primary source of cash was $6.0 million of proceeds from our term loan obtained in June 2010, partially offset by $2.4 million of payments on our outstanding debt.

The net amount of cash used by financing activities during 2009 was $717,000. The primary use of cash for financing activities was for principal payments on our outstanding debt.

Liquidity

We had $9.9 million in cash and cash equivalents at December 31, 2010, which included $7.3 million in our money market account. Our future liquidity depends on revenue growth, steady gross margins, our foundry becoming operational, and control of operating expenses. In addition to operating cash flow from product sales, we currently have approximately $2.8 million available to us under a $6.0 million secured line of credit facility. This secured line of credit facility expires on August 18, 2011. We plan to renew our secured line of credit facility if acceptable terms are negotiated. As of December 31, 2010, no balance was outstanding on the secured line of credit facility.

We have experienced delays in our new foundry project. We have also almost depleted our supply of Fujitsu-supplied inventory and now depend on Texas Instruments to supply our F-RAM memory products. As a result, our F-RAM product supply will be limited during the first half of 2011 and we do not expect to meet our fixed charge coverage ratio covenant under the SVB credit facility for the first quarter of 2011 and possibly the second quarter of 2011. SVB has waived compliance with this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We expect to meet these covenants. Due to the waiver and revised covenants, we are required to pay a $20,000 fee and our interest rate will increase, beginning March 1, 2011, from 6.50% to 6.75%, and revert back to 6.50% on June 30, 2011. If the Company cannot maintain compliance with its debt covenants, there is no assurance we would be able to negotiate further amendment relief or waivers of covenant compliance with SVB. Failure to comply with our debt covenants and failure to negotiate a favorable amendment or waivers of covenant compliance could result in the acceleration of the maturity of our term loan, which would have a material adverse effect on our liquidity position and ability to continue operations unless alternative funding sources could be obtained.

Our largest direct customer in 2009 (5% of total sales in 2010, compared to 11% in 2009) has an overdue balance of $740,000 outstanding at December 31, 2010. This balance is 6% of our total accounts receivable (28% at December 31, 2009). We have negotiated a payment schedule with this customer. We believe the customer is financially solvent, but due to their overdue balance we cannot include it in our borrowing base. Ramtron is no longer selling to this customer.

We believe we have sufficient resources from cash on hand, funds from operations and availability under our secured line of credit facility to fund current operations through the end of 2011. If the new foundry project is further delayed, the Company may be required to seek additional debt or equity capital to fund operations for mid- 2011 and beyond.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products. We have provided certain tools, peripheral equipment, technology and specifications for IBM’s manufacture of our products. We have also provided our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. Expenditures relating to capital and engineering support expenses for our new foundry project incurred from inception to-date have been approximately $24.5 million, and we estimate an additional $600,000 of capital expenditures and $3.1 million of expenses for full-year 2011. If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our new foundry project are higher than estimated, the new foundry project could be further delayed and could be at risk of being cancelled.

If net cash flow is not sufficient to meet our cash requirements, we may use our line-of-credit facility mentioned earlier or any other credit facility we may obtain. We are required to obtain approval from Silicon Valley Bank for any additional debt financing, per the terms of our existing term loan agreement. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders’ interests.

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Loan Agreement provides for a $6.0 million working capital line of credit with a $1.75 million sublimit for EXIM advances, a $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3.0 million for letters of credit and foreign exchange exposure and cash management services. On February 26, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable, from $1.5 million to $3.4 million, based upon our obtaining foreign accounts receivable credit insurance. We obtained this insurance with an effective date of November 1, 2009. The Amended Loan Agreement replaces the Company’s Amended and Restated Loan and Security Agreement dated September 15, 2005. The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB. The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary. There is also a 0.375% unused line fee, payable monthly in arrears. Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment. The related borrowing base is comprised of the Company’s trade receivables. We plan to draw upon our loan facility for working capital purposes as required. The net availability under our secured line of credit facility as of December 31, 2010 was $2.8 million. An insufficient amount of funds available under our secured line of credit facility could cause us to delay or cancel the new foundry project. As of December 31, 2010, we had no amount outstanding on the secured line of credit facility.

On June 28, 2010, the Company and SVB executed a Second Amendment (“Amendment”) to our Amended and Restated Loan and Security Agreement dated August 18, 2009. The Amendment provides for a 4-year $6.0 million term loan with a fixed interest rate of 6.5% per annum. The maturity date for the term is June 28, 2014. Principal payments are fixed at $125,000 per month plus accrued interest. The interest rate has increased to 6.75% for the first half of 2011 under the terms of our covenant waivers from SVB. See “Liquidity” above for a description of the covenant waiver and changes to the SVB credit facility.

We are using equipment leases to finance part of the required equipment to support our new foundry project. We have obtained $4.3 million of lease financing secured by specific equipment with terms averaging 30 months, coupled with standby letters of credit obtained through SVB in the amount of $1.8 million. Our ability to obtain equipment lease financing could be severely limited if we cannot comply with existing covenants during the remainder of 2011 and beyond.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of December 31, 2010, approximately $3.6 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

Legal Matters

We are party to legal proceedings arising in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, our management believes that there are no pending legal proceedings against or involving us for which the outcome would likely have a material adverse effect upon our financial position or results of operations.

New Accounting Standards

The information required by this Item is provided in Part II. Item 8. Financial Statements and Supplementary Data—Note 1 of the Notes to Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ramtron International Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 7, 2011

Denver, Colorado

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

For the years ended December 31, 2010 and 2009

(in thousands, except share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,945	$7,541
Accounts receivable, less allowances of $1,814 and $1,069, respectively	9,910	7,979
Inventories	5,412	6,838
Deferred income taxes, net	368	294
Other current assets	2,332	1,360

Total current assets	27,967	24,012

Property, plant and equipment, net	21,170	15,341
Intangible assets, net	2,746	2,800
Deferred income taxes, net	4,551	5,499
Other assets	398	263

Total assets	$56,832	$47,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,995	$5,275
Accrued liabilities	1,843	1,549
Deferred revenue	564	645
Current portion of long-term debt	3,284	1,341

Total current liabilities	11,686	8,810
Other long-term liabilities	218	210
Deferred revenue	6	564
Long-term debt, less current portion	8,924	5,873

Total liabilities	20,834	15,457

Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 27,539,562 and 27,190,152 shares issued, respectively and 27,539,562 and 27,169,587 shares outstanding, respectively	275	272
Additional paid-in capital	253,280	251,287
Accumulated other comprehensive loss	(345)	(304)
Accumulated deficit	(217,212)	(218,797)

Total stockholders’ equity	35,998	32,458

Total liabilities and stockholders’ equity	$56,832	$47,915

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2010 and 2009

(in thousands, except per share amounts)

	2010	2009
Revenue:
Product sales	$69,399	$45,282
License and development fees	717	717
Royalties	88	672
Other revenue	—	846

	70,204	47,517

Costs and expenses:
Cost of product sales	33,896	23,277
Research and development	16,965	11,320
Sales and marketing	9,159	7,458
General and administrative	6,475	5,518
Restructuring charge	—	844
Impairment charge	—	5,372

	66,495	53,789

Operating income (loss)	3,709	(6,272)
Interest expense	(810)	(384)
Other income (expense), net	(383)	208

Income (loss) before income tax (provision) benefit	2,516	(6,448)
Income tax (provision) benefit	(931)	621

Net income (loss)	$1,585	$(5,827)

Other comprehensive loss, net of tax:

Foreign currency translation adjustments	(41)	(254)

Comprehensive income (loss)	$1,544	$(6,081)

Net income (loss) per common share:
Basic	$.06	$(0.22)

Diluted	$.06	$(0.22)

Weighted average common shares outstanding:
Basic	27,077	26,845

Diluted	28,157	26,845

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010 and 2009

(in thousands, except par value amounts)

	Common Stock ($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2008	27,688	$275	$249,875	$(50)	$(212,970)	$37,130
Exercise of options	4	—	7	—	—	7
Repurchase of common stock	(20)	—	(35)	—	—	(35)
Stock-based compensation expense	—	—	1,451	—	—	1,451
Cancellation of restricted stock	(575)	(5)	5	—	—	—
Shares and cash issued for restricted stock and restricted stock units	73	2	(16)	—	—	(14)
Cumulative foreign currency translation adjustments	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(5,827)	(5,827)

Balances, December 31, 2009	27,170	272	251,287	(304)	(218,797)	32,458
Exercise of options	229	2	496			498
Stock-based compensation expense			1,656			1,656
Shares and cash issued for restricted stock and restricted stock units	140	1	(159)			(158)
Cumulative foreign currency translation adjustments				(41)		(41)
Net income					1,585	1,585

Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010 and 2009

(in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,585	$(5,827)
Adjustments used to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,827	1,851
Amortization	251	294
Loss (gain) from asset disposition	473	(69)
Provision for bad debts	30	96
Stock-based compensation	1,656	1,451
Deferred income taxes	874	(353)
Impairment charge	—	5,372
Imputed interest on note payable	43	54
Provision for inventory write-off, warranty charge, and scrap	1,290	536
Non-employee stock based expense	8	—

Changes in assets and liabilities:
Accounts receivable	(1,961)	3,199
Inventories	136	2,618
Accounts payable and accrued liabilities	904	(2,800)
Deferred revenue	(639)	(645)
Other	(1,108)	(301)

Net cash provided by operating activities	5,369	5,476

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,621)	(7,051)
Proceeds from insurance and sale of assets	4	87
Purchase of intellectual property	(197)	(55)

Net cash used in investing activities	(6,814)	(7,019)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—
Payments on line of credit	(2,000)	—
Proceeds from term loan	6,000	—
Net purchase of treasury stock	—	(48)
Principal payments on debt	(2,452)	(675)
Issuance of common stock	340	6

Net cash provided (used) by financing activities	3,888	(717)

Effect of foreign currency	(39)	(99)

Net increase (decrease) in cash and cash equivalents	2,404	(2,359)

Cash and cash equivalents, beginning of period	7,541	9,900

Cash and cash equivalents, end of period	$9,945	$7,541

Supplemental information:
Property, plant and equipment financed by capital leases	$1,400	$2,876

Amounts included in capital expenditures but not yet paid	$2,274	$2,163

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Our revenue is derived from the sale of our products and from license, development and royalty arrangements entered into with a limited number of established semiconductor manufacturers involving the development and sale of specific applications and products of the Company’s technologies. Other revenue is generated from customer-sponsored research and development and other non-recurring miscellaneous items. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

The accompanying audited consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”). The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States. Certain amounts reporting in prior periods have been reclassified to conform to the current presentation.

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

Principles of Consolidation. The accompanying financial statements include the consolidation of accounts for the Company’s wholly owned subsidiaries, Ramtron LLC, Ramtron Canada, Inc., Ramtron Kabushiki Kaisha (Ramtron K.K.), Ramtron UK Limited, Ramtron Asia Ltd., Ramtron Asia Pte. Ltd, Ramtron Asia Pte. Ltd. - Taiwan Branch and Ramtron Korea Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. We consider all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable. Accounts receivable consists of amounts billed and currently due from customers. We extend credit to customers in the normal course of business and maintain an allowance for bad debts and an allowance for returns and discounts. The bad debt allowance is based upon specific customer collection issues. The allowance for returns and discounts is based primarily on historical experience.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using average costs. We provide for an allowance for estimated obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Deferred Income Taxes. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis and operating loss and tax credit carry forwards. Refer to Note 12 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. We record a valuation allowance to reduce deferred tax assets to an amount we believe is more likely than not expected to be realized.

Other Current Assets. Other current assets consist of the following:

(in thousands)	December 31, 2010	December 31, 2009
Prepaid expenses	$1,279	$837
Prepaid insurance	325	154
Supplies inventory	353	—
Income tax receivable	334	324
Other	41	45

Total	$2,332	$1,360

Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use. Leased assets will be depreciated over their estimated useful lives as they contain a bargain purchase option. Assets are initially charged to construction in progress until they are ready for their intended use. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Goodwill and Intangible Assets. Goodwill represents the excess of the costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Due to change in circumstances, the Company performed goodwill impairment testing and intangible asset impairment testing as of March 1, 2009 and recorded an impairment charge for all of our recorded goodwill and certain intangible and long-term assets. See Note 5 for additional information. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment when events or changes in circumstances indicate that the intangible asset may be impaired. The amounts capitalized for patents are primarily the cost of securing the patent. Expenditures incurred to renew or extend the life of intangible assets are expensed.

Impairment of Long-Lived Assets. Long-lived assets held and used and intangible assets subject to amortization are reviewed for impairment, whenever events or changes in circumstances indicate that carrying amounts of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset calculated using a future discounted cash flow analysis. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset.

Accrued Liabilities. Accrued liabilities consist of the following:

(in thousands)	December 31, 2010	December 31, 2009
Restructuring liability	$42	$242
Accrued property taxes	196	196
Compensation related expenses	1,158	555
Product liability warranty	—	144
Other	447	412

Total	$1,843	$1,549

Revenue Recognition. We recognize revenue from product sales when title transfers, the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is generally at the time of shipment. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns, rebates and sales discounts based upon both historical data and management estimates.

Revenue from licensing programs is recognized over the period we are required to provide services under the terms of the agreement. Revenue from research and development activities that are funded by customers are recognized as the services are performed.

At the time we enter into technology licensing agreements where we receive cash at the time of signing, we defer the revenue. We will then recognize revenue over the term of the agreement on a straight-line basis. There are no deferred costs associated with our present agreement. The deferred revenue shown on our balance sheet at December 31, 2010 relates to a licensing agreement entered into during 2001 in which we received $6.5 million during 2001 through 2003 and subsequently amortized the deferred revenue balance over 10 years, the term of this agreement. At December 31, 2010, there was one more year remaining on this agreement.

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

Advertising. We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $95,000 and $171,000, respectively.

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed by dividing reported income (loss) available to common stockholders by weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution assuming the issuance of common shares for all potentially dilutive common shares outstanding during the period. In periods where we record a net loss, all potentially dilutive securities, including warrants and stock options, would be anti-dilutive and thus, are excluded from diluted income (loss) per share.

The following table sets forth the calculation of net income (loss) per common share:

(in thousands, except per share amounts)	December 31, 2010	December 31, 2009
Net income (loss) applicable to common shares	$1,585	$(5,827)
Common and common equivalent shares outstanding:

Historical common shares outstanding at beginning of year (not including unreleased restricted stock)	26,937	26,840
Weighted average common equivalent shares issued during year	140	5

Weighted average common shares-basic	27,077	26,845
Effect of stock options and restricted stock/units	1,080	—

Weighted average common shares-diluted	28,157	26,845

Net income (loss) per basic share	$0.06	$(0.22)

Net income (loss) per diluted share	$0.06	$(0.22)

For the years ended December 31, 2010 and 2009, we had 2,638,000 and 5,864,000, respectively, of options that could cause future dilution to our common stockholders and which were not classified as outstanding common stock equivalents of the Company. These options were excluded from the earnings per common share calculation because their inclusion would have been anti-dilutive. These equity awards could become dilutive in the future if the average share price increases and we generate net income. We also had 465,000 restricted stock shares outstanding at December 31, 2009 that were anti-dilutive.

Stock-Based Compensation. At December 31, 2010, we had one stock-based compensation plan, which is more fully described in Note 9.

During the year ended December 31, 2010, we granted restricted stock awards with a vesting period of three years and a service condition. The restricted stock awards vest in three equal annual installments, commencing on the anniversary date of the grant. Restricted stock awards are valued using the fair market value of our common stock as of the grant date. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. The remaining unvested shares are subject to forfeiture and restrictions on sale or transfer up until the vest date.

We also granted nonqualified stock options at an exercise price equal to the fair market value of our common stock on the grant date. We applied the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognize compensation expense, net of estimated forfeitures, on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a contractual term of ten years.

Treasury Stock. We use the cost method when acquiring stock for treasury. Since the ultimate disposition of treasury stock has not been decided, the cost has been reflected as a reduction to additional paid-in capital.

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

New Accounting Standards. On June 30, 2009, we adopted changes issued by the FASB related to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized, in the statements of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see Notes 5 and 7), the adoption of these changes had no impact on our consolidated financial statements.

NOTE 2. RESTRUCTURING EXPENSE

During the three months ended March 31, 2009, we developed and implemented a restructuring plan in an effort to reduce costs and strengthen our operations due to the economic climate at the time. The charge incurred during the three months ended March 31, 2009, was primarily one-time termination benefits in connection with a 14% reduction in our workforce. We also incurred charges in the quarter ended September 30, 2009 primarily relating to employee relocation costs and contract termination costs related to our building lease in connection with the closing of our Montreal design center.

During the quarter ended December 31, 2009, we incurred additional termination benefit charges associated with the final reduction in force at our Montreal design center, which was offset by the present value of the partial sublease obtained at our leased facility in Montreal. Our lease and sublease continue until the first quarter of March 2012.

The following table sets forth the accounting and balances of our restructuring expenses:

(in thousands)	Termination Benefits	Contract Termination Costs	Total
Balance at December 31, 2009	$55	$187	$242
Cash payments	(55)	(145)	(200)

Balance at December 31, 2010	$—	$42	$42

NOTE 3. INVENTORIES

Inventories consist of:

(in thousands)	December 31, 2010	December 31, 2009
Finished goods	$733	$2,147
Work in process	4,679	4,691

	$5,412	$6,838

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	December 31,
		2010	2009
Land	—	$668	$668
Buildings and improvements	7 and 10	7,274	9,212
Equipment	3 and 5	11,334	14,397
Office furniture and equipment	5 and 7	762	739
Construction in progress (1)	—	16,064	10,807

		36,102	35,823
Less accumulated depreciation		(14,932)	(20,482)

		$21,170	$15,341

(1)	Property under capital leases of $4.3 million and $2.9 million for 2010 and 2009, respectively, is included in construction in progress.

Depreciation expense for property, plant and equipment was $1,827,000 and $1,851,000 for 2010 and 2009, respectively. Maintenance and repairs expense was $659,000 and $265,000 for 2010 and 2009, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	December 31, 2010	December 31, 2009
Patents and core technology	$4,462	$6,185
Accumulated amortization	(1,716)	(3,385)

Intangible assets, net	$2,746	$2,800

During the year ended December 31, 2010, the Company removed $1.9 million of fully-amortized and expired patents from the cost and related accumulated amortization accounts.

Long-lived assets, including property, plant and equipment and finite-lived intangible assets are tested for recoverability whenever events indicate the carrying amount may not be recoverable. Factors that may trigger an impairment review include changes in the use of the assets, the strategy for the overall business and significant negative industry or economic trends. Based upon economic conditions during the fourth quarter of 2008 and the first quarter of 2009, and our decision to close our Montreal design center, we evaluated the potential impairment of finite-lived acquired intangible assets and certain fixed assets at our Montreal design center. The intangible assets were purchased intellectual property acquired as part of our acquisition of Goal Semiconductor in 2005. As part of the decision to close the Montreal design center, it was determined to no longer pursue the design and manufacture of the products related to this intellectual property. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset should be reduced by the shortfall of estimated fair value to recorded value. We determined the fair value was zero for the intangible assets and selected equipment located at our Montreal design center based primarily upon management’s assumptions in regards to future cash flows. This was a Level III input as defined in the Codification. Based upon the results of an impairment analysis performed as of March 1, 2009, we recorded an impairment charge for finite-lived assets as follows:

(in thousands)
Intangible assets	$3,317
Property, plant and equipment	130

Total	$3,447

We do not amortize goodwill, but test for impairment on an annual basis. Our tests are typically completed during the fourth quarter of each year. Due to the change of circumstances, as mentioned above, and a sustained and significant decline in our stock price, we tested goodwill for impairment on March 1, 2009. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We have only one reportable operating segment and the goodwill impairment testing was performed at the reporting unit level, which was defined as the consolidated company. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the estimated fair value of our assets and liabilities as of the date of the impairment testing to the carrying amount of the net assets, after taking into account the impairment of the long-lived assets noted above.

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

(in thousands)
Description	Carrying Value as of March 1, 2009 (date our impairment testing performed)	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total Impairment Charges for Year Ended Dec. 31, 2009
Intangible assets	$3,317			x	$3,317
Net Property, Plant and Equipment	130		x	x	130
Goodwill	1,925	x	x	x	1,925

Total					$5,372

x = Inputs used in the Company’s fair value analysis

Amortization expense for intangible assets was $251,000 and $294,000 in 2010 and 2009, respectively. Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2011 through 2015 and a total of $1.5 million thereafter.

NOTE 6. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC CONCENTRATION

For the years ended December 31, 2010 and 2009, sales for our largest customers and sales by geographic area based upon shipments are as follows:

	Percentage of Company Total
	2010	2009
Sales by largest customers:
Customer A	5%	11%
Customer B	11%	10%

Sales by geographic area:
China	34%	32%
Japan	18%	32%
Germany	13%	9%
United States	12%	16%
Remainder	23%	11%

NOTE 7. LONG-TERM DEBT

Components of long-term debt are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Long-term debt:
Capitalized leases	$2,674	$2,582
National Semiconductor promissory note	697	904
Mortgage note	3,587	3,728
Term loan	5,250	—

	12,208	7,214

Long-term debt current maturities	(3,284)	(1,341)

Total	$8,924	$5,873

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3.0 million for letters of credit and foreign exchange exposure and cash management services. The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005. The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB. The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary. There is also a .375% unused line fee, payable monthly in arrears. Security for the Amended Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The related borrowing base is comprised of the Company’s trade receivables. The Company plans to draw upon loan facility for working capital purposes as required. The net availability under our secured line of credit facility as of December 31, 2010 was $2.8 million, after a reduction for $1.8 million of letters of credit outstanding. As of December 31, 2010, we had no amounts outstanding on the secured line of credit facility.

On February 26, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable, from $1.5 million to $3.4 million, based on our obtaining foreign account receivable credit insurance. We obtained this insurance with an effective date of November 1, 2009, expiring in November 2011.

On June 28, 2010, the Company and SVB executed a Second Amendment (“Amendment”) to the Company’s Amended Loan Agreement dated August 18, 2009. The Amendment provides for a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The term of the loan is four years with fixed principal payments of $125,000 per month plus accrued interest. We paid a one time commitment fee of $60,000 at signing. We have used the proceeds from our term loan facility for working capital and to fund our capital requirements.

We are required to comply with certain covenants under the loan agreement, as amended, and our line of credit, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). We were in compliance with all of our debt covenants as of December 31, 2010. However, we do not expect to meet our existing fixed charge coverage ratio covenant in the first quarter of 2011 and possibly the second quarter of 2011. SVB has waived compliance with this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We expect to meet these covenants. Due to the waiver and revised covenants, we are required to pay a $20,000 fee and our interest rate will increase, beginning March 1, 2011, from 6.50% to 6.75%, and revert back to 6.50% on June 30, 2011.

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

In March 2010, we entered into a capital lease for $1.4 million with a 30-month term and an effective interest rate of 9.0%. We obtained a standby letter of credit in favor of the lessor for $700,000.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2010, the present value of this promissory note is $697,000. We discounted the note at 5.75%. The face value of this note as of December 31, 2010 was $750,000.

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

Payments of our outstanding promissory notes and leases are as follows as of December 31, 2010:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$1,500	$1,500	$1,500	$750	$—	$—	$5,250
National Semiconductor promissory note	250	250	250	—	—	—	750
Mortgage note	149	158	168	179	190	2,743	3,587
Capital leases	1,579	1,338	—	—	—	—	2,917
Less amount representing interest on the capital leases and promissory note							(296)

Total debt							$12,208

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$5,250	$5,244	$—	$—
National Semiconductor promissory note	697	685	904	879
Capital leases	2,674	2,747	2,582	2,582
Mortgage note	3,587	3,500	3,728	3,571

	$12,208	$12,176	$7,214	$7,032

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 8. COMMITMENTS

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2013 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2010 are as follows:

(in thousands)
2011	$430
2012	218
2013	87

Total	$735

Total rent expense on all operating leases was $2.1 million, and $1.9 million for 2010 and 2009, respectively.

Manufacturing Alliances

In 1999, we entered into a manufacturing agreement with Fujitsu Limited for the supply of its F-RAM products with an initial term of five years with automatic one-year renewals. The agreement requires Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us. In October 2009, Fujitsu notified us of their intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory to satisfy our product delivery requirements through the first quarter of 2011. As a result, we placed wafer purchase orders of approximately $15 million to meet anticipated product delivery requirements. The purchase orders expire during the first quarter of 2011 and are currently outstanding and non-cancellable. We have almost depleted our supply of Fujitsu inventory and currently rely solely on Texas Instruments to supply our F-RAM memory products.

In 2007, the Company and Texas Instruments (TI) entered into a commercial manufacturing agreement for F-RAM memory products. The Company will provide design, testing and other activities associated with product development efforts, and Texas Instruments will provide foundry services for a minimum period of two years with one year automatic renewal periods unless a party notifies the other party thirty (30) days prior to the expiration of any renewal period of their desire to terminate the agreement. The manufacturing agreement also contains obligations for us with respect to minimum orders and negotiated pricing. There currently is no supply guarantee other than the minimum orders by Ramtron. Supply limitations could adversely impact our business.

In February 2009, the Company and IBM entered into an agreement in which IBM will provide F-RAM manufacturing services to us on a purchase order basis. The Company and IBM also entered into Inbound Equipment and Program Loan Agreement, pursuant to which we will loan specialized equipment to IBM to use in manufacturing products for us. IBM has provided us with facility design and fit up, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products. We have provided tools, peripheral equipment, technology and specifications required for IBM’s manufacture of our products. We have also provided our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. The term of the agreement extends through December 31, 2016, subject to earlier termination under certain conditions. On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM. This agreement provides for the supply of equipment and services by IBM and the Company in connection with IBM’s manufacture of products for Ramtron in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. This project is behind schedule and the delay has adversely affected our business and additional delays could further erode our customer base and related sales.

NOTE 9. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We have one active stock option plan: the 2005 Incentive Award Plan (the “2005 Plan”). The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance. In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock. The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans. The maximum term of each grant is ten years under the Plan. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest one to three years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of December 31, 2010, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 plan was 1,377,821 as of December 31, 2010.

Total stock-based compensation recognized in our consolidated statement of income are as follows:

Income Statement Classifications

(in thousands)	December 31, 2010	December 31, 2009
Cost of product sales	$104	$73
Research and development	365	308
Sales and marketing	262	213
General and administrative	925	857

Total	$1,656	$1,451

Stock Options

As of December 31, 2010, there was approximately $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The assumptions used to value option grants for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Risk free interest rate	1.5% - 3.0%	2.8%
Expected dividend yield	0%	0%
Expected term (in years)	6 yrs	6 yrs
Expected volatility	65% - 69%	68%

The weighted average fair value per share of shares granted during the years ended December 31, 2010 and 2009 were $1.46 and $1.04, respectively.

The following table summarizes stock option activity related to our Plans for the year ended December 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2009	5,864
Granted	628	$2.40
Forfeited	—	—
Exercised	(229)	$2.18
Expired	(505)	$6.36

Outstanding at December 31, 2010	5,758

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the years December 31, 2010 and 2009 was $282,000 and $1,000, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

			Weighted Average
Exercise Price Range		Number of Options Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
		(in thousands)			(in thousands)
$1.02	$1.97	1,392	$1.78	3.77
$2.03	$2.22	18	$2.11	6.57
$2.29	$2.29	1,212	$2.29	4.93
$2.32	$3.71	1,316	$3.16	3.73
$3.72	$8.88	1,820	$3.99	3.57

Ending outstanding		5,758	$2.90	3.95	$4,006

Ending exercisable		4,696	$2.98	3.52	$2,956

Exercise Price Range		Number of Options Exercisable	Weighted Average Exercise Price
		(in thousands)
$1.02	$1.97	722	$1.75
$2.03	$2.22	12	$2.06
$2.29	$2.29	1,212	$2.29
$2.32	$3.71	1,152	$3.12
$3.72	$8.88	1,598	$3.98

		4,696	$2.98

The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of the options. The closing market value as of December 31, 2010 was $3.36 as reported by the Nasdaq Global Market.

Cash received from option exercises for the year ended December 31, 2010 was $498,000. The tax benefit from option exercises was $282,000.

Restricted Stock

In 2010, we granted 100,000 shares of restricted stock at an average market value of $1.97 per share. These awards vest over a three year period in three equal annual installments based on continued service. As of December 31, 2010, there was approximately $257,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.5 years.

A summary of non-vested restricted shares during the year ended December 31, 2010 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2009	232	$1.51
Granted	100	$1.97
Forfeited	—	—
Vested/Released	(141)	$1.57

Outstanding at December 31, 2010	191	$1.70

Restricted Stock Units

Restricted stock units represent rights to receive shares of common stock at a future date. There is no exercise price and no cash payment is required for receipt of restricted stock units on the shares issued in settlement of the award. The fair market value of the Company’s common stock at the time of the grants is amortized to expense on a straight-line basis over the vesting period.

A summary of the Company’s restricted stock units as of December 31, 2010 are as follows:

	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2009	233
Grants	—
Forfeited	(2)
Vested/Released	(88)

Outstanding at December 31, 2010	143	1.34	$481

As of December 31, 2010, there was approximately $216,000 remaining in unrecognized compensation costs, adjusted for estimated forfeitures. The cost is expected to be recognized through 2012 with a weighted-average recognition period of 1.73 years.

NOTE 10. RELATED PARTY TRANSACTIONS

The National Electrical Benefit Fund (the “Fund”) is a principal stockholder of the Company.

Pursuant to a Stock and Warrant Purchase Agreement dated March 13, 1989 between the Company and the Fund, as amended, the Company agreed to pay to the Fund, for as long as the Fund owns at least 5% of the outstanding shares of the Company’s common stock, a reasonable monthly consulting fee of not more than $5,000 and to reimburse the Fund for all out-of-pocket expenses incurred in monitoring the Fund’s investment in the Company. At December 31, 2010 and 2009, we have included $210,000 in other long-term liabilities related to this obligation.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)	2010	2009
Cash paid for interest	$760	$372
Cash paid for income taxes	$77	$70

NOTE 12. INCOME TAXES

The sources of income (loss) before income taxes were as follows:

(in thousands)	2010	2009
United States	$2,312	$(1,952)
Foreign	204	(4,496)

Income (loss) before income taxes	$2,516	$(6,448)

Income tax expense (benefit) attributable to income (loss) before income taxes consisted of:

Current:

(in thousands)	2010	2009
Current:
Federal	$18	$(289)
State	2	(5)
Foreign	37	29

	57	(265)

Deferred:
Federal	817	(336)
State	57	(20)
Foreign	—	—

	874	(356)

Income Tax expense (benefit)	$931	$(621)

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows:

(in thousands)	2010	2009
Computed expected tax expense (benefit)	$881	$(2,257)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	50	(129)
Non-deductible differences	45	45
Foreign operations	7	(7)
Refundable credits	(52)	(78)
Non-deductable impairment charges	—	2,016
Alternative minimum tax	—	(211)

Income tax expense (benefit)	$931	$(621)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $4.9 million will be realized.

The components of deferred income taxes are as follows:

(in thousands)	2010	2009
Current:
Deferred revenue	$211	$239
Accrued liabilities, not deducted until paid for tax purposes	1,350	690
U.S. net operating loss carryovers	583	512

	2,144	1,441
Less valuation allowance	(1,776)	(1,147)

	368	294
Non-current:
U.S. net operating loss carryovers	20,864	22,394
Foreign net operating loss carryovers	1,410	1,442
Deferred revenue	—	209
Fixed assets	891	1,141
Share-based payments	2,101	1,618
Research and experimentation tax credit	1,006	—
Alternative minimum tax credit	158	119
Other	59	59

	26,489	26,982
Less valuation allowance	(21,938)	(21,483)

	4,551	5,499

Net deferred tax assets	$4,919	$5,793

As of December 31, 2010, the Company had a valuation allowance of $23.7 million. As of December 31, 2009, the Company had a valuation allowance of $22.6 million. This increase of $1.1 million is primarily due to tax credits generated in 2010.

As of December 31, 2010, the Company had unrestricted Federal net operating loss carryforwards of approximately $62 million to reduce future taxable income, which expire as follows:

Expiration Date	Regular Tax Net Operating Losses (in thousands)
2011	$4,283
2012	9,749
2018	12,271
2019 through 2029	35,498

$61,801

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

During 2008, we recognized approximately $1.26 million decrease in the deferred tax asset for unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax liability were as follows:

(in thousands)	2010	2009
Balance at January 1	$1,022	$1,260
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(7)	(238)
Settlements	—	—

Balance at December 31	$1,015	$1,022

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of California, Colorado, Texas and Vermont and in several foreign countries. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject, including 2006 in California.

NOTE 13. CONTINGENCIES

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. We cannot be certain that third parties will not make a claim of infringement against us or against its semiconductor company licensees in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of its semiconductor manufacturing licensees in connection with use of our technology could materially impact the Company’s results of operations.

During the three months ended June 30, 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. The first hearing in the Finmek cases was held in January 2010 and at the request of both parties, the hearing was moved to April 2011. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2010.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceeding against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company’s financial position or results of operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the person serving as both CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm under rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company and non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” to be included in our 2011 Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption “Audit Committee Members” to be included in our 2011 Proxy Statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption “Executive Officers of the Registrant” to be included in our 2011 Proxy Statement for the 2011 Annual Meeting of Stockholders. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2011 Proxy Statement.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.ramtron.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Executive Compensation” and “Director Compensation” to be included in our 2011 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” to be included in our 2011 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption “Certain Transactions” and “Director Independence” to be included in our 2011 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Appointment of Independent Auditors” to be included in our 2011 Proxy Statement.

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

(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

INDEX TO EXHIBITS
Exhibit Number

3.1	Certificate of Incorporation of Registrant, as amended.(3)

3.2	Bylaws of Registrant, as amended.(14)

4.5	Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(5)

4.51	Amendment No. 1 to Rights Agreement between Registrant and Computershare Trust Company, N.A., dated March 2, 2011.(24)

10.3**	1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6**	Amendment No. 1 to Registrant’s 1995 Stock Option Plan dated October 24, 1996.(1)

10.7*	Second Amendment to F-RAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.(3)

10.8**	Amendment No. 2 to Registrant’s 1995 Stock Option Plan dated December 22, 1999.(3)

10.9**	Registrant’s 1999 Stock Option Plan.(3)

10.17**	Amendment No. 3 to Registrant’s 1995 Stock Option Plan, as amended, dated July 25, 2000.(4)

10.18**	Amendment No. 1 to Registrant’s 1999 Stock Option Plan, as amended, dated July 25, 2000.(4)

10.19*	Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(4)

10.21*	Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(6)

10.22*	F-RAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(7)

10.31*	Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (8)

10.32	Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(8)

10.36	Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(10)

10.37	Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(10)

10.39	Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(11)

10.48	Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(9)

10.49	Intellectual Property Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(9)

10.50	Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.(12)

10.51	Fourth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank.(13)

10.53*	Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.(15)

10.54**	Amendment No. 2 to Registrant’s 1999 Stock Option Plan. (16)

10.55**	Amended and Restated 2005 Incentive Award Plan.(16)

10.56**	Form of Amended and Restated Change in Control Agreement Between Registrant and its executive officers dated December 23, 2008.(16)

10.57	Fifth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated March 13, 2009.(17)

10.58*	Custom Sales Agreement between Registrant and International Business Machines Corporation dated February 9, 2009. (18)

10.59	Sixth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated June 24, 2009. (19)

10.60	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.61	Amended and Restated Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.62	Loan and Security Agreement (EX-IM Loan Facility) between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.63	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.64*	Semiconductor Services Attachment No. 4 to Custom Sales Agreement between Registrant and International Business Machines Corporation dated December 31, 2009.(21)

10.65	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 26, 2010.(22)

10.66	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated June 28, 2010.(23)

10.67	Fourth Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated March 2, 2011.(24)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission.
**	Management compensatory plan or arrangement.

(1)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 26, 1997.
(2)	Incorporated by reference to our Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.
(3)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.
(5)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.
(6)	Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.
(7)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.
(8)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(9)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.
(10)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.
(11)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 21, 2007.
(13)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2007.
(14)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 1, 2007.
(15)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007.
(16)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 2, 2009.
(17)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 17, 2009.
(18)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.
(19)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on June 29, 2009.
(20)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 24, 2009.
(21)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 18, 2010.
(22)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 10, 2010.
(23)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on July 1, 2010.
(24)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2011.

RAMTRON INTERNATIONAL CORPORATION

By:	/s/ Eric A. Balzer
Eric A. Balzer
Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Eric A. Balzer, his true and lawful attorney-in-fact each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William G. Howard, Jr.	Chairman of the Board	3-9-2011
William G. Howard, Jr.

/s/ William L. George	Director	3-9-2011
William L. George

/s/ Jack L. Saltich	Director	3-9-2011
Jack L. Saltich

/s/ Theodore J. Coburn	Director	3-9-2011
Theodore J. Coburn

/s/ Eric Kuo	Director	3-9-2011
Eric Kuo

/s/ Eric A. Balzer Eric A. Balzer	Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	3-9-2011