Form 10-Q
period 2011-03-31
RAMTRON INTERNATIONAL CORP
filed 2011-05-05
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

28,406,914 shares	As of May 2, 2011
Common Stock, $0.01 par value

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(Amounts in thousands, except par value and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,292	$9,945
Accounts receivable, less allowances of $807 and $1,814, respectively	7,438	9,910
Inventories	7,012	5,412
Deferred income taxes, net	561	368
Other current assets	1,870	2,332

Total current assets	25,173	27,967
Property, plant and equipment, net	20,924	21,170
Intangible assets, net	2,735	2,746
Long-term deferred income taxes, net	5,727	4,551
Other assets	394	398

Total assets	$54,953	$56,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,825	$5,995
Accrued liabilities	1,607	1,843
Deferred revenue	412	564
Current portion of long-term debt	3,242	3,284

Total current liabilities	12,086	11,686
Other long-term liabilities	210	218
Deferred revenue	—	6
Long-term debt, less current portion	8,186	8,924

Total liabilities	20,482	20,834

Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 28,107,160 and 27,539,562 shares issued and outstanding, respectively	281	275
Additional paid-in capital	254,133	253,280
Accumulated other comprehensive loss	(353)	(345)
Accumulated deficit	(219,590)	(217,212)

Total stockholders’ equity	34,471	35,998

Total liabilities and stockholders’ equity	$54,953	$56,832

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue:
Product sales	$10,465	$15,679
License and development fees	179	179

	10,644	15,848

Costs and expenses:
Cost of product sales	5,461	7,566
Research and development	4,533	3,523
Sales and marketing	2,060	2,048
General and administrative	2,054	1,805

	14,108	14,942

Operating income (loss)	(3,464)	906
Interest expense	(213)	(155)
Other expense, net	(56)	(66)

Income (loss) before income tax (expense) benefit	(3,733)	685
Income tax (expense) benefit	1,355	(270)

Net income (loss)	$(2,378)	$415

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8)	(12)

Comprehensive (loss) income	$(2,386)	$403

Net (loss) income per common share:
Basic and diluted:	$(0.09)	$0.02

Weighted average common shares outstanding:
Basic	27,462	26,997

Diluted	27,462	27,293

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands, except par value amounts)

(Unaudited)

	Common Stock ($.01 Par Value)		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998
Exercise of options	303	3	544	—	—	547
Stock-based compensation expense	—	—	347	—	—	347
Issuance of restricted stock	265	3	(38)	—	—	(35)
Foreign currency translation adjustments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(2,378)	(2,378)

Balances, March 31, 2011	28,107	$281	$254,133	$(353)	$(219,590)	$34,471

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

(Amounts in thousands)

	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(2,378)	$415
Adjustments used to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	503	447
Amortization	63	62
Bad debt recovery	(23)	(104)
Stock-based compensation	347	411
Deferred income taxes	(1,369)	260
Imputed interest on note payable	10	13
Provision for inventory write-off, warranty charge, and scrap	283	167
Changes in assets and liabilities:
Accounts receivable	2,495	(1,661)
Inventories	(1,883)	(132)
Accounts payable and accrued liabilities	602	1,103
Deferred revenue	(158)	(151)
Other	457	(358)

Net cash provided by (used in) operating activities	(1,051)	472

Cash flows from investing activities:
Purchase of property, plant and equipment	(265)	(1,175)
Purchase of intellectual property	(52)	(58)

Net cash used in investing activities	(317)	(1,233)

Cash flows from financing activities:
Proceeds from line of credit	—	2,000
Principal payments on debt	(790)	(263)
Issuance of common stock	513	170

Net cash provided by (used in) financing activities	(277)	1,907

Effect of foreign currency	(8)	(12)

Net increase (decrease) in cash and cash equivalents	(1,653)	1,134
Cash and cash equivalents, beginning of period	9,945	7,541

Cash and cash equivalents, end of period	$8,292	$8,675

Supplemental information:
Cash paid for interest	$202	$131

Cash paid for income taxes	$53	$17

Amounts included in capital expenditures but not yet paid	$2,266	$1,403

Property, plant and equipment financed by capital leases	—	$1,400

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited, interim consolidated financial statements at March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the audited balance sheet at December 31, 2010 have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”).

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our intangible asset impairment tests, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company’s management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, which includes all disclosures required by GAAP. The results of operations for the period ended March 31, 2011 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 2. INVENTORIES

Inventories consist of:

(in thousands)	March 31, 2011	December 31, 2010
Finished goods	$881	$733
Work in process	6,131	4,679

	$7,012	$5,412

NOTE 3. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	March 31, 2011	December 31, 2010
Prepaid expenses	$1,163	$1,279
Prepaid insurance	210	325
Supplies inventory	338	353
Income tax receivable	122	334
Other	37	41

Total	$1,870	$2,332

Accrued Liabilities consist of:

(in thousands)	March 31, 2011	December 31, 2010
Restructuring-related liabilities	$35	$42
Accrued property taxes	134	196
Compensation-related liabilities	831	1,158
Other	607	447

Total	$1,607	$1,843

NOTE 4. SIGNIFICANT CUSTOMERS

For the quarters ended March 31, 2011 and December 31, 2010, sales for our largest distributors and direct customers are as follows:

	Percentage of Company Total
	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010
Customer A	17%	9%
Customer B	10%	16%
Customer C	10%	12%

NOTE 5. CONTINGENCIES

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. The first hearing in the Finmek case was held in January 2010 and at the request of both parties, the hearing was moved to April 2011. At the April 2011 hearing, the judge moved the hearing to March 2013, at which time all parities are to submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of March 31, 2011.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company’s financial position or results of operations.

NOTE 6. LONG-TERM DEBT

(in thousands)	March 31, 2011	December 31, 2010
Long-term debt:
Capital leases	$2,295	$2,674
National Semiconductor promissory note	707	697
Mortgage note	3,551	3,587
Term loan	4,875	5,250

	11,428	12,208
Long-term debt current maturities	(3,242)	(3,284)

Total	$8,186	$8,924

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services. The Amended Loan Agreement replaces our Amended and Restated Loan and Security Agreement dated September 15, 2005. The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB. The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary. There is also a .375% unused line fee, payable monthly in arrears. Security for the Amended Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The related borrowing base is comprised of the Company’s trade receivables. The Company plans to draw upon the loan facility for working capital purposes as required. The net availability under our secured line of credit facility as of March 31, 2011 was $1.7 million.

On August 18, 2009, we also entered into an Amended and Restated Intellectual Property Security Agreement with SVB that secures our obligations under the Amended Loan Agreement by granting SVB a security interest in all of our right, title and interest in, to and under its intellectual property.

On February 26, 2010, SVB approved an increase of $1.9 million to the existing sublimit of our eligible foreign accounts receivable of $1.5 million, to a revised sublimit total of $3.4 million, based on our obtaining foreign account receivable credit insurance.

On June 28, 2010, the Company and SVB executed a Second Amendment (“Amendment”) to the Company’s Amended Loan Agreement dated August 18, 2009. The Amendment provides for a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The term of the loan is four years with fixed principal payments of $125,000 per month plus accrued interest. We paid a one-time commitment fee of $60,000 at signing. We have used the proceeds from our term loan facility for working capital and to fund our capital requirements.

We are required to comply with certain covenants under our line of credit and loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions, such as payment of cash dividends, without the consent of Silicon Valley Bank (SVB). Our loss for the first quarter would have prevented us from meeting our existing fixed charge coverage ratio in the first quarter of 2011. Upon notifying SVB of the likelihood that we would violate the loan covenants, SVB waived compliance of this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We have met these covenants for the quarter ending March 31, 2011. To obtain the waiver and revised covenants, we paid a $20,000 fee and our interest rate increased March 1, 2011, from 6.50% to 6.75%. The rate will revert back to 6.50% on June 30, 2011, provided we remain in compliance to the loan agreement, as amended.

We entered into four capital leases during 2009 and 2010 totaling approximately $4.3 million with terms between two and three years with effective interest rates between 9% and 10%. We have obtained standby letters of credit in favor of three of the four lessors for approximately $1.8 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of March 31, 2011, the present value of this promissory note is $707,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of March 31, 2011 was $750,000.

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

Payments of our outstanding promissory notes and leases are as follows as of March 31, 2011:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$1,125	$1,500	$1,500	$750	$—	$—	$4,875
National Semiconductor promissory note	250	250	250	—	—	—	750
Mortgage note	113	158	168	179	190	2,743	3,551
Capital leases	1,139	1,338	—	—	—	—	2,477
Less amount representing interest on the capital leases and promissory note							(225)

Total debt							$11,428

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$4,875	$4,871	$5,250	$5,244
National Semiconductor promissory note	707	698	697	685
Capital leases	2,295	2,351	2,674	2,747
Mortgage note	3,551	3,469	3,587	3,500

	$11,428	$11,389	$12,208	$12,176

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 7. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We grant stock options and restricted stock under the 2005 Incentive Award Plan (the “2005 Plan”). The previous and expired 1995 Stock Option Plan (the “1995 Plan”) and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance, of which 1,603,544 shares were incorporated from our 1995 Plan. The additional shares from the 1995 Plan were incorporated into the 2005 Plan because the shares had not been issued, were subject to awards under the 1995 Plan that had expired, or were forfeited or became unexercisable for any reason. In accordance with the terms of the 2005 Plan, the shares were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2005 Plan, and the maximum term of each grant is ten years. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of March 31, 2011, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,165,465 as of March 31, 2011.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

Income Statement Classifications

(in thousands)	March 31, 2011	March 31, 2010
Cost of product sales	$35	$25
Research and development	83	90
Sales and marketing	82	61
General and administrative	147	235

Total	$347	$411

Stock Options

Stock options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. As of March 31, 2011, there was approximately $810,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2011, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which was the calculated expected term of our options over the past 10 years, a period we considered a fair indicator of future exercises. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the quarter ended March 31, 2011 are as follows:

March 31, 2011
Risk free interest rate	2.5%
Expected dividend yield	—
Expected term (in years)	6.0
Expected volatility	66%

The weighted average fair value per share of shares granted during the quarter ended March 31, 2011 was $1.50.

The following table summarizes stock option activity related to our Plans for the quarter ended March 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2010	5,758
Granted	25	$2.46
Forfeited	(308)	$2.20
Exercised	(302)	$1.78
Expired	(47)	$7.44

Outstanding at March 31, 2011	5,126

The intrinsic value of $315,000 for outstanding options was calculated as the difference between the market value as of March 31, 2011 and the exercise price of the options that are below the market value. The closing market value as of March 31, 2011 was $2.16 as reported by the Nasdaq Global Market.

Net cash received from option exercises for the quarter ended March 31, 2011 was approximately $513,000.

Restricted Stock

Restricted stock grants generally vest one to three years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair market value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of March 31, 2011, there was approximately $817,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.9 years.

A summary of non-vested restricted shares during the quarter ended March 31, 2011 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2010	191	$1.70
Granted	350	$2.46
Forfeited	(75)	$1.97
Vested/Released	(33)	$1.64

Outstanding at March 31, 2011	433	$2.31

Restricted Stock Units

Restricted stock units represent rights to receive shares of common stock at a future date. No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The fair market value of the Company’s common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.

A summary of the Company’s restricted stock units as of March 31, 2011 is as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	143
Grants	234
Forfeited	(22)
Vested/Released	—

Outstanding at March 31, 2011	355	1.54	$768

As of March 31, 2011, there was approximately $830,000 remaining in unrecognized compensation costs related to unvested outstanding restricted stock units with a weighted-average recognition period of 2.32 years.

NOTE 8. INCOME TAXES

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards.

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

For the three months ended March 31, 2011, the Company incurred an operating loss and recorded a $1,355,000 income tax benefit. The benefit recorded was a non-cash transaction.

For the three months ended March 31, 2011, the Company’s effective income tax rate was approximately 36%, as the Company’s non-deductible items had a minimal impact to the effective tax rate.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period’s earnings.

NOTE 9. EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

The following table sets forth the calculation of net income (loss) per common share for the three months ended

March 31, 2011 and 2010:

(in thousands, except per share amounts)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income (loss)	$(2,378)	$415

Common shares outstanding:
Historical common shares outstanding at beginning of period	27,540	27,170
Less: Non-vested restricted stock at beginning of period	(191)	(232)
Weighted average common shares issued during period	113	59

Weighted average common shares at end of period—basic	27,462	26,997

Effect of other dilutive securities:
Options	—	119
Restricted stock awards and units	—	177

Weighted average common shares at end of period—diluted	27,462	27,293

Net income (loss) per share:
— basic and diluted	$(0.09)	$0.02

As of March 31, 2011 and March 31, 2010, we had equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Stock Options	5,126	5,204
Restricted stock/units	788	—

NOTE 10. SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part II- Item 1A “Risk Factors,” and elsewhere in our Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “will,” “may,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” and “potential,” or other similar words.

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

RESULTS OF OPERATIONS

Business Highlights for the Quarter Ended March 31, 2011

In January 2011, the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) resigned. Our Chief Financial Officer (“CFO”) was named to Chief Executive Officer and a new CFO was hired in April 2011. A new vice president of operations was chosen to fulfill a portion of the responsibilities of our prior COO and the we do not intend to name a replacement COO at this time. We also appointed a vice president of customer satisfaction, with responsibilities for directing our quality assurance program as well as managing our product and test engineering organizations.

During the first quarter of 2011, we shipped the remaining product inventory built by our Japanese foundry, and made significant progress toward increasing the chip volume from our established foundry. Specifically, we have secured a near doubling of our near-term wafer output from our established foundry, which will significantly increase the number of devices we can build and ship throughout the year to satisfy our backlog.

The efforts to expand our wafer capacity were also accompanied by solid progress toward qualifying our new wafer foundry for commercial production. Process improvements during the first quarter allowed us to more broadly sample pre-qualification F-RAM devices to waiting customers. As a result of this progress, we expect to reach qualification of our new wafer foundry line soon and to achieve commercial production status.

Product Highlights for the Quarter Ended March 31, 2011

We announced the W-Family of F-RAM memory devices , which offer a wider operating voltage range and performance enhancements including a 25% to 50% reduction in active current requirements and serial devices with up to 20 times faster access.

The company’s MaxArias Wireless Memory products were recognized with Electronic Products China magazine’s “Product of the Year” and Application of Electronic Technique (AET) magazine’s “2010 Top Product” award.

Financial Highlights for the Quarter Ended March 31, 2011

•	Total revenue for the three months ended March 31, 2011 was $10.6 million, a decrease of 33% from $15.8 million in the three months ended March 31, 2010.

•	Net loss was $2.4 million, or $(0.09) per share, for the three months ended March 31, 2011, compared with net income of $415,000, or $0.02 per share, for the three months ended March 31, 2010.

•	Product gross margin for the three months ended March 31, 2011 was 48%, which was 4% lower than a gross margin of 52% for the three months ended March 31, 2010.

•	Existing bank covenants were waived for the first half of 2011 and we were in compliance with the revised covenants for the quarter ending March 31, 2011.

Business Outlook for 2011

Based on the progress we have made to resolve our wafer capacity issues and efforts to ship our backlog, we continue to believe we will achieve our full-year 2011 financial outlook as set forth in our Annual Report on Form 10-K, with projected total revenue of $65 to $70 million and net income of $0.10 per share.

During the remainder of 2011, management plans to:

•	Focus on securing the required product capacity from our established foundry at Texas Instruments to meet customer demand.

•	Secure increased product test capacity to support the increased wafer volume from our established foundry.

•	Complete the transition to our new wafer foundry at IBM, in connection with our new foundry initiative.

•

Commence commercial manufacturing of F-RAM products at our newest foundry, which will initially include low-density serial F-RAM memories that are similar to those that were previously being produced for us by Fujitsu.

•	Introduce ultra low-power devices that will use a fraction of the active energy used by products of our competitors.

•	Begin selling the first production devices in our family of MaxArias wireless memory products.

•	Begin the development of new semiconductor products to increase future revenue opportunities.

•	Begin the implementation of sophisticated design methodologies, a capable product realization process and repeatable high quality manufacturing processes.

PERIOD COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue		Three Months Ended March 31,
(in thousands, except average selling price)		2011		2010
Product sales		$10,465		$15,679
	% change compared to prior period		(33%)
Units shipped		9,141		19,411
	% change compared to prior period		(53%)
Average selling price		$1.14		$0.81
	% change compared to prior period		41%
Other revenue		$179		$179
	% change compared to prior period		0%
Total revenue		$10,644		$15,848
	% change compared to prior period		(33%)

Product revenue was $10.5 million for the three months ended March 31, 2011, which was a decrease of $5.2 million from the same period in 2010. This decrease was due to supply constraints as evidenced by the decrease in units shipped compared to the same quarter last year. Higher than anticipated demand for our products put a strain on our capacity ahead of being able to move production to our new foundry at IBM. As a result, we decided to design replacement products that can be produced at our established wafer foundry at Texas Instruments. We are presently working to increase our wafer capacity at our established foundry while we work to establish a commercial manufacturing process at our new foundry. We believe that we will resolve our capacity constraints during the first half of 2011, which will allow us to increase our quarterly revenue throughout the year.

Other revenue, consisting of license and development fees, was $179,000 for the quarter ended March 31, 2011, unchanged from the quarter ended March 31, 2010.

Cost of Product Sales	Three Months Ended March 31,
(in thousands)	2011	2010
Cost of product sales	$5,461	$7,566
Gross margin percentage	48%	52%

Cost of product sales was $5.5 million, which was a decrease of $2.1 million from the same period in 2010. This decrease was due to a $5.2 million decrease in product sales. Gross product margin decreased to 48%, which was due primarily to unfavorable fixed overhead variances compared to the prior quarter due to a 53% decrease in unit sales volume over the prior quarter period.

Research and Development Expense	Three Months Ended March 31,
(in thousands)	2011	2010
Research and development expense	$4,533	$3,523
Percent of total revenue	43%	22%

Research and development expense was $4.5 million, which was an increase of $1.0 million from the same period in 2010. This increase was due primarily to engineering wafers related to our new wafer foundry project of approximately $800,000. Salary related expenses, photomasks and engineering wafers relating to new product development also increased approximately $200,000 compared to the prior quarter.

Sales and Marketing Expense	Three Months Ended March 31,
(in thousands)	2011	2010
Sales and marketing expense	$2,060	$2,048
Percent of total revenue	19%	13%

Sales and marketing expense was $2.1 million, which was level with the same period in 2010. Net commissions decreased approximately $200,000 from the same quarter last year, which was offset by a bad debt recovery of $100,000 in the quarter ending March 31, 2010, and increased travel and occupancy related expenses during the quarter ending March 31, 2011.

General and Administrative Expense	Three Months Ended March 31,
(in thousands)	2011	2010
General and administrative expense	$2,054	$1,805
Percent of total revenue	19%	11%

General and administrative expenses were $2.1 million, which was an increase of $250,000 from the same period in 2010. This increase was due primarily to a $400,000 accrual for salary and benefits relating to the resignation of our CEO during January 2011, offset by a $275,000 accrual during the quarter ending March 31, 2010 for management and employee variable compensation. We also incurred increased bank fees associated with the modification of our debt covenants as well as increased strategic consulting fees and travel-related expenses, all totaling approximately $180,000 during the quarter ending March 31, 2011.

Other Non-Operating Income (Expenses)	Three Months Ended March 31,
(in thousands)	2011	2010
Interest expense	$(213)	$(155)
Other expense	$(56)	$(66)
Income tax benefit (expense)	$1,355	$(270)

Interest expense was $213,000 for the three months ended March 31, 2011, an increase of $58,000 from the same period in 2010. This increase was primarily due to the $6 million term loan that was funded in June 2010.

Other expense was $56,000 for the three months ended March 31, 2011, compared $66,000 for the same period in 2010. The decrease of $10,000 from the prior quarter is primarily due to a reduction in foreign exchange transaction losses.

For the three months ended March 31, 2011, the Company recorded a $1.4 million income tax benefit as a result of our operating loss for the quarter. The benefit was a non-cash transaction and our effective tax rate was approximately 36%. During the three months ended March 31, 2010, the Company recorded a $270,000 tax expense, which was a non-cash transaction.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended March 31, 2011 and 2010, are summarized as follows:

(in thousands)	2011	2010
Cash provided by (used for):
Operating activities	$(1,051)	$472
Investing activities	(317)	(1,233)
Financing activities	(277)	1,907
Effect of exchange rate changes on cash	(8)	(12)

Net increase (decrease) in cash and cash equivalents	$(1,653)	$1,134

Cash Flow from Operating Activities

The net amount of cash used in operating activities during the quarter ended March 31, 2011 was $1.1 million, which was due primarily to our net loss of $2.4 million, less adjustments for non-cash items and changes in working capital. Contributions to operating cash flow included a decrease in accounts receivable o f$2.5 million. Uses of operating cash included an increase in our inventory of $1.9 million from the prior fiscal quarter.

The net amount of cash provided by operating activities during the quarter ended March 31, 2010 was $472,000, which was due primarily to earnings from operations after adjusting for non-cash items, increases in accounts payable, and accrued liabilities due to a variable compensation accrual. This was offset in part by an increase in accounts receivable of $1.6 million due to the increased sales during the quarter ending March 31, 2010, compared to the quarter ending December 31, 2009.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the quarter ended March 31, 2011 and March 31, 2010 was $317,000 and $1.2 million, respectively, which was primarily related to higher capital equipment purchases.

Cash Flow from Financing Activities

The net amount of cash used in financing activities for the quarter ending March 31, 2011 was $277,000. This was due to principal payments of debt of $800,000, partially offset by proceeds from issuance of common stock related to stock option exercises.

For the quarter ending March 31, 2010, the primary source of cash for financing activities was a $2 million advance under our line of credit. We also financed $1.4 million of capital equipment purchases under a capital lease facility during the quarter ended March 31, 2010, which we reported as supplemental information on the cash flow statement.

Liquidity

We had $8.3 million in cash and cash equivalents at March 31, 2011. Our future liquidity depends on revenue growth, steady gross margins and control of operating expenses. In addition to operating cash flow from product sales, we currently have approximately $1.7 million available to us under the $6 million secured line of credit facility. This secured line of credit facility expires on August 18, 2011 and we expect to renegotiate the terms and extend the maturity of the secured line of credit prior to its expiration date. As of March 31, 2011, there are no advances under the secured line of credit facility. We have certain covenants under this credit facility that include minimum fixed charge and quick ratio. SVB has waived these covenants for the first half of 2011 and replaced them with a minimum liquidity ratio measured monthly and a minimum EBITDA measured on a quarterly basis. We will revert back to the original covenants beginning July 1, 2011. We were in compliance with the revised covenants at March 31, 2011.

We believe we have sufficient resources from cash on hand, funds from operations, capital leases and availability under our secured line of credit facility to fund current operations through at least the end of 2011. If the new wafer foundry project is delayed beyond 2011, the Company may be required to seek additional debt or equity capital to fund operations for 2012 and beyond.

We have contracted with IBM to provide us with facility design and fit up, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products at our new wafer fabrication facility. We will provide certain tools, peripheral equipment, technology and specifications for IBM’s manufacture of our products. We will also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. Expenditures relating to capital and engineering support expenses for our new wafer foundry project paid to date are approximately $26 million, and we estimate an additional $400,000 of capital expenditures and $3 million of expenses for the remainder of the year.

If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our new wafer foundry project are higher than estimated, the new wafer foundry project could be further delayed and could be at risk of being cancelled.

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

Debt Instruments

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Loan Agreement provides for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services. On January 28, 2010, SVB approved an increase of $1.9 million over the sublimit for our eligible foreign accounts receivable from $1.5 million to $3.4 million based upon our obtaining foreign accounts receivable credit insurance. We obtained this insurance with an effective date of November 1, 2009. The Amended Loan Agreement replaces the Company’s Amended and Restated Loan and Security Agreement dated September 15, 2005. The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB. The term is two years expiring on August 18, 2011, with a commitment fee of $40,000 paid at signing and $40,000 on the first anniversary. There is also a .375% unused line fee, payable monthly in arrears. Security for the Amended Loan Agreement includes all of our assets except for real estate and leased equipment. The related borrowing base is comprised of the Company’s trade receivables. We expect to periodically draw upon our loan facility for working capital purposes as required. The net availability under our secured line of credit facility as of March 31, 2011 was $1.7 million. An insufficient amount of funds available under our secured line of credit facility could cause of us to further delay or cancel the new wafer foundry project.

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

We are using equipment leases to finance part of the required equipment to support our new wafer foundry project. We have obtained $4.3 million of lease financing secured by specific equipment with terms averaging 30 months and will utilize additional lease financing during the second quarter of 2011.

Expenditures relating to capital and engineering support expenses for our new wafer foundry project are estimated to be an additional $3.4 million for the remainder of the year. If we cannot generate sufficient cash from operations or increase our borrowing base on our secured line of credit facility, we may seek to obtain other equity or debt financing. Additional debt financing would require approval from SVB in accordance with our existing covenants.

On December 15, 2005, we, through our subsidiary, Ramtron LLC, for which we serve as sole member and sole manager, closed a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. As of March 31, 2011, approximately $3.5 million was outstanding on the mortgage loan facility. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company granting it a mortgage over real estate as collateral for the mortgage loan facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the person serving as both the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. The first hearing in the Finmek cases was held in January 2010 and at the request of both parties, the hearing was moved to April 2011. At the April 2011 hearing, the judge moved the hearing to March 2013, at which time all parities are to submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of March 31, 2011.

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

We had a net loss during the quarter ended March 31, 2011 of $2.4 million, which followed a net income of $1.6 million for the year ended December 31, 2010. Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At March 31, 2011, our accumulated deficit was $220 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support expenses for our new wafer foundry project are significant. If we cannot generate sufficient cash from operations, increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, the new wafer foundry project could be delayed and could be at risk of being cancelled, which would have a material adverse effect on our business operations.

We are subject to certain covenants related to our bank loan and line of credit and such covenants may be challenging to the Company.

We are required to comply with certain covenants under the loan agreement, as amended, and our line of credit, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). If we are not able to comply with such covenants at a point of time in the future, the Company’s outstanding loan balance will be due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed. We did not meet our existing fixed charge coverage ratio covenant in the first quarter of 2011. SVB has waived compliance with this covenant along with our adjusted quick ratio for the first two quarters of 2011. They have replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We have met these covenants for the quarter ending March 31, 2011. Due to the waiver and revised covenants, we paid a $20,000 fee and our interest rate increased March 1, 2011, from 6.50% to 6.75%, and will revert back to 6.50% on June 30, 2011. SVB may require new and/or more restrictive covenants in the future with increased cost to the Company.

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

If a major earthquake, power outage or other natural disaster occurs that damages our contract manufacturers’ facilities or restricts their operations, or interrupts our and our suppliers’ and customers’ communications, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

In January 2011, the CEO and COO resigned. Our CFO was named to CEO and a new CFO was hired in April 2011. A new vice president of operations was named to fulfill a portion of the responsibilities of our prior COO and the Company does not intend to name a replacement COO at this time.

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

We currently rely on foundry services from Texas Instruments (TI) as our sole source of F-RAM products. We are currently capacity-limited at TI and may continue to be limited in the future as we do not have a contract in place for a minimum capacity. When Fujitsu notified us that they were going to cease manufacturing our products, they built a finite amount of product inventory to meet our anticipated demand as we completed a timely product manufacturing transition to alternative foundries. Due to higher than anticipated demand for our products during 2010, we are experiencing shortages on certain Fujitsu supplied devices as we work to bring up capacity at our alternative foundry sources. As a result, we have extended order lead times and have placed many customers on allocation. We are working to transition certain customers to alternative or replacement products built at TI. If supply of products from our new wafer foundry project with IBM is further delayed or we are not able to obtain qualified replacement products from TI in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. Furthermore, as a result of TI’s license of Ramtron’s technology, they could become a future competitor. Also, our ability to develop advanced products may be limited under the current supply agreement.

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

Although we continuously evaluate sources of supply and may seek to add additional foundry capacity in the future, there can be no assurance that such additional capacity can be obtained at acceptable prices, if at all. Because our products require the foundries to make specified modifications to their standard process technologies and integrate our ferroelectric materials into their processes, transitioning the manufacturing of our products to other foundries or other facilities of an existing foundry may require process design changes and substantial lead time. Any delay resulting from such transition could negatively affect product performance, delivery, and yields or increase manufacturing costs.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the quarter ended March 31, 2011, was $4.5 million, or 43% of our total revenue.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the quarter ended March 31, 2011, approximately 52% of our total product sales revenue was generated by five customers. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

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

/s/ Mark R. Kent
Mark R. Kent
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer of the Registrant)

Date: May 5, 2011