Form 10-Q
period 2011-06-30
RAMTRON INTERNATIONAL CORP
filed 2011-07-26
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

28,856,130 shares	As of July 22, 2011
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(Amounts in thousands, except par value and share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,273	$9,945
Accounts receivable, less allowances of $977 and $1,814, respectively	10,416	9,910
Inventories	10,705	5,412
Deferred income taxes, net	175	368
Other current assets	1,690	2,332

Total current assets	26,259	27,967

Property, plant and equipment, net	22,354	21,170
Intangible assets, net	2,736	2,746
Long-term deferred income taxes, net	6,397	4,551
Other assets	392	398

Total assets	$58,138	$56,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,582	$5,995
Accrued liabilities	2,227	1,843
Deferred revenue	251	564
Current portion of long-term debt	3,452	3,284
Line of credit	1,500	—

Total current liabilities	16,012	11,686
Other long-term liabilities	210	218
Deferred revenue	—	6
Long-term debt, less current portion	6,961	8,924

Total liabilities	23,183	20,834

Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 28,442,387 and 27,539,562 shares issued and outstanding, respectively	284	275
Additional paid-in capital	255,311	253,280
Accumulated other comprehensive loss	(366)	(345)
Accumulated deficit	(220,274)	(217,212)

Total stockholders’ equity	34,955	35,998

Total liabilities and stockholders’ equity	$58,138	$56,832

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue:
Product sales	$16,581	$18,165	$27,046	$33,834
License and development fees	179	179	358	358

	16,760	18,344	27,404	34,192

Costs and expenses:
Cost of product sales	8,854	9,251	14,315	16,817
Research and development	4,234	4,285	8,767	7,809
Sales and marketing	2,605	2,244	4,665	4,292
General and administrative	1,826	1,868	3,880	3,673

	17,519	17,648	31,627	32,591

Operating income (loss)	(759)	696	(4,223)	1,601
Interest expense	(206)	(174)	(420)	(329)
Other income (expense), net	12	45	(44)	(21)

Income (loss) before income tax (provision) benefit	(953)	567	(4,687)	1,251
Income tax (provision) benefit	270	(210)	1,625	(479)

Net income (loss)	$(683)	$357	$(3,062)	$772

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(13)	(12)	(21)	(24)

Comprehensive income (loss)	$(696)	$345	$(3,083)	$748

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.01	$(0.11)	$0.03

Weighted average shares outstanding:
Basic	27,964	27,072	27,714	27,034

Diluted	27,964	28,022	27,714	27,685

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands, except par value amounts)

(Unaudited)

	Common Stock ($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998
Exercise of options	663	7	1,308			1,315
Stock-based compensation expense			788			788
Issuance of restricted stock	240	2	(65)			(63)
Foreign currency translation adjustments				(21)		(21)
Net loss					(3,062)	(3,062)

Balances, June 30, 2011	28,442	$284	$255,311	$(366)	$(220,274)	$34,955

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands)

	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(3,062)	$772
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	1,029	894
Amortization	126	125
Bad debt recovery	(28)	(107)
Stock-based compensation	788	819
Deferred income taxes	(1,653)	460
Imputed interest on note payable	19	24
Inventory write-off and scrap	531	568

Changes in assets and liabilities:
Accounts receivable	(478)	(2,421)
Inventories	(5,824)	(685)
Accounts payable and accrued liabilities	3,520	3,489
Deferred revenue	(319)	(316)
Other	640	(827)

Net cash (used in) provided by operating activities	(4,711)	2,795

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,762)	(2,976)
Purchase of intellectual property	(116)	(75)

Net cash used in investing activities	(2,878)	(3,051)

Cash flows from financing activities:
Proceeds from line of credit	1,500	2,000
Payments on line of credit	—	(2,000)
Proceeds from long term debt	—	6,000
Principal payments on long term debt	(1,812)	(900)
Issuance of common stock	1,252	199

Net cash provided by financing activities	940	5,299

Effect of foreign currency	(23)	(25)

Net increase (decrease) in cash and cash equivalents	(6,672)	5,018

Cash and cash equivalents, beginning of period	9,945	7,541

Cash and cash equivalents, end of period	$3,273	$12,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$432	$332

Cash paid for income taxes	$70	$25

Property, plant and equipment financed by capital leases	—	$1,400

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The accompanying unaudited, interim consolidated financial statements at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, and the audited balance sheet at December 31, 2010 have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”).

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

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, which includes all disclosures required by GAAP. The results of operations for the period ended June 30, 2011 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 2. INVENTORIES

Inventories consist of:

(in thousands)	June 30, 2011	December 31, 2010
Finished goods	$1,223	$733
Work in process	9,482	4,679

	$10,705	$5,412

NOTE 3. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	June 30, 2011	December 31, 2010
Prepaid expenses	$1,121	$1,604
Supplies inventory	435	353
Income tax receivable	122	334
Other	12	41

Total	$1,690	$2,332

Accrued Liabilities consist of:

(in thousands)	June 30, 2011	December 31, 2010
Accrued property taxes	$116	$196
Severance-related liabilities	346	—
Compensation-related liabilities	1,230	1,204
Other	535	443

Total	$2,227	$1,843

NOTE 4. SIGNIFICANT CUSTOMERS

For the six months ending June 30, 2011 and June 30, 2010, sales for our largest distributors and direct customers are as follows:

	Percentage of Company Total
	Six Months Ending June 30, 2011	Six Months Ending June 30, 2010
Customer A	14%	7%
Customer B	10%	4%

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua Court in Italy (the Court overseeing the bankruptcy proceedings of Finmek). The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of Finmek’s insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of June 30, 2011.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company’s financial position or results of operations.

NOTE 6. LONG-TERM DEBT

(in thousands)	June 30, 2011	December 31, 2010
Long-term debt:
Capital leases	$1,933	$2,674
National Semiconductor promissory note	465	697
Mortgage note	3,515	3,587
Term loan	4,500	5,250

	10,413	12,208

Long-term debt current maturities	(3,452)	(3,284)

Long-term debt less total current portion	$6,961	$8,924

On June 28, 2010, the Company and Silicon Valley Bank (SVB) executed a Second Amendment (“Amendment”) to the Company’s Amended Loan Agreement dated August 18, 2009. The Amendment provides for a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The term of the loan is four years with fixed principal payments of $125,000 per month plus accrued interest. We paid a one-time commitment fee of $60,000 at signing. We have used the proceeds from our term loan facility for working capital and to fund our capital requirements.

During June, 2011, the Company and SVB determined that the Company was not in compliance with its liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement dated August 18, 2009 (“Fifth Amendment”). SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. As of June 30, 2011, the Company was in compliance with such covenants which will be measured on a monthly basis through October 31, 2011. The expiration date of our revolving line of credit was extended from August 18, 2011 to October 31, 2011. The Fifth Amendment also provides for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, the Company also replaced its existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that will guarantee advances of eligible foreign accounts. The Company’s borrowing base associated with EX-IM guarantee is the lessor of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory. The Company paid a fee of $20,000 in connection with the Fifth Amendment.

At June 30, 2011 the Company had $1.5 million outstanding under its secured line of credit facility and a remaining availability of $3.0 million under this line of credit.

The Company entered into four capital leases during 2009 and 2010 totaling approximately $4.3 million with terms between two and three years with effective interest rates between 9% and 10%. We currently have three leases outstanding with a book value of $1.9 million and standby letters of credit in favor of two of the lessors for approximately $1.25 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of June 30, 2011, the present value of this promissory note is $465,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of June 30, 2011 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of June 30, 2011:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$750	$1,500	$1,500	$750	$—	$—	$4,500
National Semiconductor promissory note	—	250	250	—	—	—	500
Mortgage note	77	158	168	179	190	2,743	3,515
Capital leases	724	1,340	—	—	—	—	2,064
Less amount representing interest on the capital leases and promissory note							(166)

Total debt							$10,413

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$4,500	$4,503	$5,250	$5,244
National Semiconductor promissory note	465	457	697	685
Capital leases	1,933	1,978	2,674	2,747
Mortgage note	3,515	3,450	3,587	3,500

	$10,413	$10,388	$12,208	$12,176

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 7. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We grant stock options and restricted stock under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The previous and expired 1995 Stock Option Plan (the “1995 Plan”) and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance, of which 1,603,544 shares were incorporated from our 1995 Plan. The additional shares from the 1995 Plan were incorporated into the 2005 Plan because the shares had not been issued, were subject to awards under the 1995 Plan that had expired, or were forfeited or became unexercisable for any reason. In accordance with the terms of the 2005 Plan, the shares were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2005 Plan, and the maximum term of each grant is ten years. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of June 30, 2011, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,398,045 as of June 30, 2011.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Income Statement Classifications:
Cost of Product Sales	$38	$26	$73	$51
Research and development	125	90	208	180
Sales and marketing	82	66	164	127
General and administrative	196	227	343	461

Total	$441	$409	$788	$819

Stock Options

Stock options granted become exercisable in installments pursuant to the terms of each agreement evidencing options granted. As of June 30, 2011, there was approximately $1,052,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2011, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which approximates the calculated expected term of our options over the past 10 years, a period we considered a fair indicator of future exercises. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the quarter ended June 30, 2011 are as follows:

Risk free interest rate	2.2%
Expected dividend yield	0%
Expected term (in years)	5.5 yrs
Expected volatility	68%

The weighted average fair value per share of options granted during the six months ended June 30, 2011 and 2010 were $2.17 and $1.26, respectively.

The following table summarizes stock option activity related to our plans for the six months ended June 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2010	5,758	$2.90
Granted	436	$2.80
Forfeited	(440)	$2.33
Exercised	(663)	$1.95
Expired	(821)	$4.02

Outstanding at June 30, 2011	4,270	$2.89

The intrinsic value of the outstanding options at June 30, 2011 was $1.8 million and was calculated as the difference between the market value as of June 30, 2011 and the exercise price of the options. The closing market value as of June 30, 2011 was $2.98 as reported by the Nasdaq Global Market.

Cash received from option exercises for the six months ended June 30, 2011 was approximately $1.3 million.

Restricted Stock

Restricted stock grants generally vest one to four years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of June 30, 2011, there was approximately $600,000 of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 1.1 years.

A summary of non-vested restricted shares during the six months ended June 30, 2011 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2010	191	$1.70
Granted	425	$2.53
Forfeited	(166)	$2.02
Vested/Released	(58)	$2.18

Outstanding at June 30, 2011	392	$2.40

Restricted Stock Units

Restricted stock units represent rights to receive shares of common stock at a future date. No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The fair value of the Company’s common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.

A summary of the Company’s restricted stock units as of June 30, 2011 are as follows:

(in thousands)	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	143
Grants	235
Forfeited	(36)
Vested/Released	—

Outstanding at June 30, 2011	342	1.3	$1,018

As of June 30, 2011, there was approximately $700,000 remaining in unrecognized compensation cost related to unvested outstanding restricted stock units with a weighted-average recognition period of 2.1 years.

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

For the six months ended June 30, 2011, the Company incurred an operating loss and recorded a $1,625,000 income tax benefit. The benefit recorded was a non-cash transaction.

For the six months ended June 30, 2011, the Company’s effective income tax rate was approximately 35%, as the Company’s non-deductible items had a minimal impact to the effective tax rate.

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2011 and 2010:

(in thousands, except per share amounts)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income (loss)	$(683)	$357	$(3,062)	$772

Common shares outstanding:
Historical common shares outstanding at beginning of period	28,107	27,344	27,540	27,170
Less: Non-vested restricted stock at beginning of period	(432)	(282)	(191)	(232)
Weighted average common shares issued during period	289	10	365	96

Weighted average common shares at end of period - basic	27,964	27,072	27,714	27,034

Effect of other dilutive securities:
Options	—	674	—	418
Restricted stock	—	276	—	233

Weighted average common shares at end of period - diluted	27,964	28,022	27,714	27,685

Net income (loss) per share:
- basic and diluted	$(0.02)	$0.01	$(0.11)	$0.03

As of June 30, 2011 and June 30, 2010, we had several equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Stock Options	4,270	3,368	4,270	3,430
Restricted stock/units	734	—	734	—

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

Deferred Income Taxes. As part of the process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to estimate our income taxes on a consolidated basis. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets depends upon the generation of sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment up or down in future periods if estimates of future taxable income are changed. Future adjustments could materially affect our financial results as reported in conformity with accounting principles generally accepted in the United States of America and could cause us not to achieve our projected results.

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

RESULTS OF OPERATIONS

Business Highlights for the Three Months Ended June 30, 2011

•

During the second quarter of 2011, the Company’s revenue grew as wafer production and test capacity increased. As a result of securing increased manufacturing capacity, the Company expects to fully resolve its supply constraints before the end of 2011.

•	Taiwan-based King Yuan Electronics Co., LTD (KYEC) was selected to expand the test capacity for the Company’s line of F-RAM products.

•

In April 2011, the Company appointed Mark R. Kent to Chief Financial Officer, bringing nearly 30 years of finance experience with a strong track record of financial leadership in semiconductor companies.

Product Highlights for the Three Months Ended June 30, 2011

•	The Company’s customers began sampling the first pre-qualification ferroelectric random access memory (F-RAM) devices built at the Company’s new wafer source at IBM Corporation.

•	Upgrades were announced to the Company’s family of Processor Companion products targeted at the high-volume, processor-based electronics system market.

•	The Company continues to sample MaxArias wireless memory to customers and is beginning to receive prototype application orders for the product.

Financial Highlights for the Three Months Ended June 30, 2011

•	Total revenue for the three months ended June 30, 2011 was $16.8 million, which was a decrease of 9% from $18.3 million in the three months ended June 30, 2010.

•	Net loss was $683,000, or $(0.02) per share, for the three months ended June 30, 2011, compared with net income of $357,000, or $0.01 per share, for the three months ended June 30, 2010.

•	Product gross margin for the three months ended June 30, 2011 was 47%, which was 2 percentage points lower than a gross margin of 49% for the three months ended June 30, 2010.

•

The Company secured a default waiver and amendment to its amended loan agreement which includes an increase in the Company’s secured line of credit and a new Export-Import loan agreement which guarantees advances made on eligible foreign accounts.

Financial Highlights for the Six Months Ended June 30, 2011

•	Total revenue for the six months ended June 30, 2011 was $27.4 million, which was a decrease of 20% from $34.2 million in the six months ended June 30, 2010.

•	Net loss was $3.1 million, or $(0.11) per share, for the six months ended June 30, 2011, compared with net income of $772,000, or $0.03 per share, for the six months ended June 30, 2010.

•	Product gross margin for the six months ended June 30, 2011 was 47%, which was 3 percentage points lower than a gross margin of 50% for the six months ended June 30, 2010.

Business Outlook for 2011

With the continued easing of supply constraints, we believe we will achieve our previously disclosed full-year total revenue guidance of between $65 million and $70 million for the year. However, during the second half of the year, we plan to bolster our engineering to support our capacity ramp and accelerate product development, which we expect will negatively impact our earnings. As a result, we are projecting a net loss of up to $0.04 per share for the second half of 2011.

During the remainder of 2011, management plans to:

•	Invest profits in additional engineering to expedite our product development timeline and increase customer design-in activity.

•	Hire a worldwide sales executive.

•	Complete the transition to our new wafer foundry at IBM, in connection with our new foundry initiative.

•	Secure increased product test capacity to support the increased wafer volume from our foundries.

•	Introduce ultra-low power devices that will use a fraction of the active energy used by products of our competitors.

•	Begin selling the first production devices in our family of MaxArias wireless memory products.

PERIOD COMPARISONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

(in thousands, except average selling price)	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Product sales	$16,581		$18,165	$27,046		$33,834
% change compared to prior period		(9%)			(20%)
Units shipped	15,974		19,625	25,114		39,035
% change compared to prior period		(19%)			(36%)
Average selling price	$1.04		$0.92	$1.07		$0.87
% change compared to prior period		13%			23%
Other revenue	$179		$179	$358		$358
% change compared to prior period		0%			0%
Total revenue	$16,670		$18,344	$27,404		$34,192
% change compared to prior period		(9%)			(20%)

Three Months:

Product revenue decreased $1.6 million, or 9%, for the three months ended June 30, 2011 compared to the prior year period. This decrease was due to a 3.7 million unit decrease in shipments compared to the prior year quarter as a result of supply constraints. Our units shipped increased from the first quarter of 2011 by 6.8 million units.

Other revenue, consisting of license and development fees, was $179,000 for the quarter ended June 30, 2011, which was unchanged from the quarter ended June 30, 2010. This revenue was in connection with a license fee that will terminate in the middle of the quarter ending December 31, 2011.

Six Months:

Product revenue decreased $6.8 million, or 20%, for the six months ended June 30, 2011 compared to the same period last year. This decrease was due to a 13.9 million unit decrease in shipments as a result of supply constraints during the six months ended June 30, 2011. Higher than anticipated demand for our products put a strain on our capacity ahead of being able to move production to our new foundry at IBM. As a result, we designed replacement products to be produced at our established wafer foundry at Texas Instruments. We are presently working to increase our wafer capacity at our established foundry while we work to establish a commercial manufacturing process at our new foundry.

Other revenue, consisting of license and development fees, was $358,000, which was unchanged from the six month period ending June 30, 2010.

Cost of Product Sales

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cost of product sales	$8,854	$9,251	$14,315	$16,817
Gross margin percentage	47%	49%	47%	50%

Three Months:

Cost of product sales was $8.9 million, which was a decrease of $400,000 from the same period in 2010. This decrease was due to a $1.6 million decrease in product sales. Gross product margin decreased to 47%, compared with 49% for the same period last year. The decrease in product gross margin was due primarily to product mix, as well as new products, which at this stage have lower yields and increased test costs.

Six Months:

Cost of product sales was $14.3 million, which was a decrease of $2.5 million from 2010. This decrease was due to a $6.8 million decrease in product sales. Product gross margin decreased by 3% to 47%, compared with 50% for the same period last year. The decrease in product gross margin was due primarily to product mix, as well as new products, which at this stage have lower yields and increased test costs.

Research and Development Expense

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Research and development expense	$4,234	$4,285	$8,767	$7,809
Percent of total revenue	25%	23%	32%	23%

Three Months:

Research and development expense for the three months ended June 30, 2011 was $4.2 million, which was relatively flat with the three months ending June 30, 2010.

Six Months:

Research and development expense for the six months ended June 30, 2011 was $8.8 million, which was an increase of $1.0 million over the six months ended June 30, 2010. This increase was due to a $1.2 million increase in engineering wafer expenses associated with our IBM foundry project, partially offset by decreased variable compensation accruals of $260,000 for the six months ending June 30, 2011.

Sales and Marketing Expense

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Sales and marketing expense	$2,605	$2,244	$4,665	$4,292
Percent of total revenue	16%	12%	17%	13%

Three Months

Sales and marketing expense was $2.6 million, which was an increase of $361,000 from the same period in 2010. This increase was due primarily to a $95,000 severance accrual relating to the resignation of the chief marketing officer, increased outside services and commissions of $200,000, and increased sales office rents of $55,000 for the quarter ending June 30, 2011.

Six Months

Sales and marketing expense was $4.7 million for the six months ended June 30, 2011, which was a $373,000 increase compared to the six months ended June 30, 2010. This increase is due to compensation based expenses including severance accruals and stock based compensation of $215,000, combined with increased sales office rent of $95,000 for the six months ending June 30, 2011.

General and Administrative Expense

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
General and administrative expense	$1,826	$1,868	$3,880	$3,673
Percent of total revenue	11%	10%	14%	11%

Three Months

General and administrative expense for the three months ended June 30, 2011was $1.8 million, reflecting a slight decrease of $42,000 from the same period in 2010. This decrease was due primarily to a $200,000 decrease in management and employee variable compensation accruals and other compensation related expenses, offset by professional fees of $110,000.

Six Months

General and administrative expense for the six months ended June 30, 2011 was $3.9 million, which was an increase of $207,000 from the six months ended June 30, 2010. This increase was due to increased professional, consulting and recruiting fees of $390,000, which was partially offset by reduced compensation-related expenses of $180,000, compared to the six months ending June 30, 2010.

Other Non-Operating Income (Expenses)

(in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Interest expense	$(206)	$(174)	$(420)	$(329)
Other income (expense)	$12	$45	$(44)	$(21)
Income tax benefit (provision)	$270	$(210)	$1,625	$(479)

Three Months

Interest expense was $206,000 for the three months ended June 30, 2011, which was an increase of $32,000 from the three months ended June 30, 2010. This increase was in connection with the $6.0 million term loan we obtained in June 2010.

Other income was $12,000 for the three months ended June 30, 2011, compared with other income of $45,000 for the same period in 2010. The decrease in other income was due primarily to reduced foreign exchange gains in the three months ending June 30, 2011 compared to the prior year quarter ending June 30, 2010.

For the three months ended June 30, 2011, the Company recorded a $270,000 income tax benefit due to our operating loss for the period. During the three months ended June 30, 2010, the Company recorded a $210,000 income tax provision.

Six Months

Interest expense was $420,000 during the six months ended June 30, 2011, which was a $91,000 increase from the six months ended June 30, 2010. This increase is primarily due to interest in connection with our term loan, which had an average outstanding balance of approximately $4.8 million during the six month period ending June 30, 2011. The term loan originated in June 2010.

Other expense was $44,000 for the six months ended June 30, 2011, which was an increase of $23,000 compared to the six month period ending June 30, 2010. This increase in expense was primarily related to an increase in foreign exchange losses compared to the six months ending June 30, 2010.

Income tax benefit for the six months ended June 30, 2011 was $1.6 million due to our operating loss for the period. The effective tax rate was 35%. During the six months ended June 30, 2010, the Company recorded a $479,000 non-cash tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, are summarized as follows:

(in thousands)	2011	2010
Cash provided by (used in):
Operating activities	$(4,711)	$2,795
Investing activities	(2,878)	(3,051)
Financing activities	940	5,299
Effect of exchange rate changes on cash	(23)	(25)

Net (decrease) increase in cash and cash equivalents	$(6,672)	$5,018

Cash Flow from Operating Activities

The net amount of cash used in operating activities during the six months ended June 30, 2011 was $4.7 million and was primarily due to our loss from operations of $3.1 million, after adjusting for non-cash items of $800,000, or a net use of cash of $2.3 million. Working capital used an additional $2.4 million in cash due primarily to an increase in inventory of $5.8 million, due to an expected sales increase for the third quarter of 2011. This was offset by a $3.5 million increase in accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the six months ended June 30, 2011 and 2010 was $2.9 million and $3.1 million, respectively, which was primarily related to capital purchases associated with our IBM foundry initiative and test equipment to expand our back-end capacity.

Cash Flow from Financing Activities

The net amount generated by financing activities of $0.9 million was due to a $1.5 million draw on our line of credit and $1.3 million in proceeds from the exercise of stock options. This was partially offset by principal payments on our debt, primarily our capital leases and term loan, of $1.8 million.

The net amount of cash generated by financing activities during the six months ended June 30, 2010 was $5.3 million. The primary source of cash for financing activities was a $6 million term loan we obtained during the second quarter of 2010, partially offset by $0.9 million in principal payments.

Liquidity

Our future liquidity depends primarily on revenue, gross margins, control of operating expenses, management of our working capital and capital expenditures, and our ability to obtain financing. Based upon our current sales backlog, we believe that we have sufficient resources from cash on hand, funds from operations and availability under our secured line of credit facility to fund current operations through at least the second quarter of 2012.

The Company had $3.3 million in cash and cash equivalents at June 30, 2011. We currently have approximately $3.0 million available to us under the $7.5 million secured line of credit facility. As of June 30, 2011, we had $1.5 million outstanding on the secured line of credit facility.

Cash and cash equivalents decreased by $6.7 million in the first half of 2011. This decrease was due primarily to our reduced sales levels as a result of capacity constraints. In response to this, during the three months ended June 30, 2011, we increased our inventory levels to meet pent-up demand. Operational and working capital requirements consumed approximately $4.7 million of cash during the first half of 2011.

In addition to the operational issues noted above, we purchased additional wafer foundry and test equipment of approximately $2.8 million to help alleviate our capacity issues.

At June 30, 2011, we have outstanding capital commitments of approximately $847,000, including IBM foundry-related capital. If sales are not sufficient to support our line of credit borrowing base, we would need to delay non-committed capital purchases and delay additional personnel increases to conserve cash. During the second half of the year, we also plan to invest in engineering to support our continued capacity ramp and accelerate new product launches.

Expenditures relating to capital and engineering support expenses for our IBM foundry project incurred from inception to date are approximately $27.7 million, and we estimate an additional $0.8 million of capital expenditures and $2.7 million of expenses for the remainder of the year. If we do not generate enough cash from our operations or have sufficient available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our IBM foundry project are higher than estimated, the IBM foundry project could be delayed.

If net cash flow is not sufficient to meet our cash requirements, we may use our line of credit facility mentioned above or any other credit facility we may obtain. We would be required to obtain approval from Silicon Valley Bank (“SVB”) for any additional debt financing, other than specific debt such as approved lease lines of credit, per the terms of our existing loan agreement. We may be required to seek additional debt or equity capital to repay our debt, restore liquidity, or execute our business strategy. Any issuance of common or preferred stock or convertible securities to obtain additional funding would result in dilution of our existing stockholders’ interests.

Debt Instruments

On June 28, 2010, the Company and SVB executed a Second Amendment (“Amendment”) to our Amended and Restated Loan and Security Agreement dated August 18, 2009. The Amendment provides for a 4-year $6.0 million term loan with a fixed interest rate of 6.5% per annum. The maturity date for the term is June 28, 2014. Principal payments are fixed at $125,000 per month plus accrued interest. The interest rate increased to 6.75% for the first half of 2011 under the terms of our covenant waivers obtained from SVB on March 2, 2011. The interest rate reverted back to 6.5% on July 1, 2011.

During June, 2011, the Company and SVB determined that we were not in compliance with our liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement dated August 18, 2009 (“Fifth Amendment”). SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. These covenants will now be measured on a monthly basis through October 31, 2011. The expiration date of our revolving line of credit was extended from August 18, 2011 to October 31, 2011. The Fifth Amendment also provides for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, we also replaced our existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that will guarantee advances of eligible foreign accounts. Our borrowing base associated with the EX-IM guarantee is the lessor of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory. We are now required to report our borrowing base on a weekly basis.

At June 30, 2011we had $1.5 million outstanding under our secured line of credit facility and a remaining availability of $3.0 million under this line of credit. We anticipate the availability under our line of credit facility, which is measured on a weekly basis, to fluctuate significantly.

If we cannot ship product consistently throughout the quarter, our borrowing base relating to accounts receivable could be materially impacted. The expiration date of our secured line of credit has been extended to October 31, 2011 and we will actively pursue an extension during the second half of 2011. If we cannot generate sufficient cash from operations or obtain a sufficient borrowing base on our secured line of credit facility, we may seek to obtain additional equity or debt financing. Additional debt financing would require approval from SVB in accordance with our existing covenants.

We entered into four capital leases during 2009 and 2010 totaling approximately $4.3 million with terms between two and three years with effective interest rates between 9% and 10%. We currently have three leases outstanding with a book value of $1.9 million and standby letters of credit in favor of two of the lessors for approximately $1.25 million. Our ability to obtain equipment lease financing could be severely limited if we cannot comply with existing debt covenants during the remainder of 2011 and beyond.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. As of June 30, 2011, the present value of this promissory note is $465,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of June 30, 2011 was $500,000.

On December 15, 2005, Ramtron LLC, our wholly-owned subsidiary, closed on a mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. We are obligated to make monthly principal and interest payments of $30,500 until January 2016 and a balloon payment of $2,757,000 in January 2016. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing our real estate as collateral for the mortgage loan facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on

Form 10-Q, as of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua Court in Italy (the Court overseeing the bankruptcy proceedings of Finmek). The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of Finmek’s insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of June 30, 2011.

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

We had a net loss during the six months ended June 30, 2011 of $3.1 million, which followed a net income of $1.6 million for the year ended December 31, 2010. Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At June 30, 2011, our accumulated deficit was $220 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

Expenditures relating to capital and engineering support for our new wafer foundry project are significant. If we cannot generate sufficient cash from operations, maintain or increase our borrowing base on our secured line of credit facility, or obtain other equity or debt financing, full commercial production at our new wafer foundry project could be delayed, which would have a material adverse effect on our business operations.

We are subject to certain covenants related to our bank loan and line of credit and such covenants may be challenging to the Company.

We are required to comply with certain covenants under the loan agreement, as amended, and our line of credit, including requirements to maintain a minimum EBITDA and maintain certain liquidity ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). If we are not able to comply with such covenants at a point of time in the future, our outstanding loan balance will be due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed. We did not meet our liquidity ratio covenant in the months of April and May 2011. SVB has waived compliance with this covenant and adjusted the minimum liquidity and EBITDA covenants for future periods. We have met these covenants for the month and quarter ending June 30, 2011. Due to the waiver and revised covenants, we paid a $20,000 fee and moved to weekly reporting of eligible accounts receivable and inventories for our borrowing base. In addition, the expiration date of our secured line of credit has been extended to October 31, 2011 and we will actively pursue an extension during the second half of 2011. SVB may require new and/or more restrictive covenants in the future with increased cost to the Company.

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

In January 2011, our former chief executive and chief operating officers both resigned. Our former chief financial officer was named CEO, and a new CFO was hired in April 2011. We do not intend to name a replacement chief operating officer. In March 2011, we appointed a vice president of customer satisfaction, responsible for directing the quality assurance program as well as managing the product and test engineering organizations. In June 2011, our former chief marketing officer resigned and we expect to announce a new head of worldwide sales in the third quarter of 2011.

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

We currently rely on foundry services from Texas Instruments (TI) for commercial manufacturing of our F-RAM products. We are currently capacity-limited at TI and may continue to be limited in the future as we do not have a contract in place for a minimum capacity. When Fujitsu notified us in 2009 that they were going to cease manufacturing our products, they built a finite amount of product inventory to meet our anticipated demand as we completed a timely product manufacturing transition to alternative foundries. Due to higher than anticipated demand for our products during 2010, we experienced shortages on certain Fujitsu supplied devices as we worked to bring up capacity at our alternative foundry sources. As a result, we extended order lead times and have placed certain customers on allocation. We have transitioned many customers to alternative or replacement products built at TI. If commercial manufacturing from our new wafer foundry at IBM is delayed or we are not able to obtain qualified replacement products from TI in a timely manner, we will be unable to fill our customers’ orders, which may have a material adverse effect on our revenue and results of operations. Furthermore, as a result of TI’s license of Ramtron’s technology, they could become a future competitor. Also, our ability to develop advanced products may be limited under the current supply agreement.

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

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share, any of which could have a material adverse effect on our revenues and results of operations. Our competitors include companies such as ST Microelectronics, Everspin Technologies Inc., Cypress Semiconductor Corporation, Microchip Technology Inc., Atmel Corporation, Fujitsu, Texas Instruments, Panasonic, Rohm, and Maxim Integrated, which produce or may produce products that compete with our current products and may compete with our future products. Our ability to compete with these and other competitors will depend on a number of factors, including our ability to continue to recruit and retain qualified engineers and other employees, our ability to introduce new and competitive products in a timely manner, the availability of foundry, packaging and testing services for our products to meet our customers’ demands, effective utilization and protection of our intellectual property rights, and general economic and regulatory conditions.

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

A memory technology other than F-RAM nonvolatile memory technology may be adopted or become generally accepted in integrated semiconductor products, or in stand-alone memory products, and our competitors may be in a better financial and marketing position than we are to influence such adoption or acceptance. The adoption or acceptance of such alternative memory technology could also render our existing and future products obsolete or unmarketable. Additionally, the inability to timely supply our customer orders with our F-RAM products may also cause such customers to sample or purchase such alternative memory products, and such customers may thereafter choose to continue using such alternative products even after our F-RAM product supply availability returns.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or the abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the quarter ended June 30, 2011, was $4.2 million, or 25% of our total revenue.

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

We have licensed the right to fabricate products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and Texas Instruments, who are currently licensed to use our F-RAM technology, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a portion of the licensee’s F-RAM product manufacturing capacity. Texas Instruments may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

We may not be able to replace our expected revenue from significant customers, which could adversely affect our business.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the three months ended June 30, 2011, approximately 46% of our total product sales revenue was generated by five customers. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

Our product allocation and inability to fulfill all of our customers’ orders on a timely basis during the first half of 2011 may have caused certain customers to seek substitute products from our competitors, or to design-out our products by substitution of alternative technologies and systems. If any of our significant customers or a substantial number of our other customers find alternative suppliers or adopt alternative means of filling the need for our products, our future orders may be less than anticipated, which may result in our building increased inventories and reducing our revenues, which would materially and adversely affect our cash flows, operating results and financial condition.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;

•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

•	announcements of technological innovations or new products by us or our competitors;

•	competition, including pricing pressures and the potential impact of competitors’ products on our sales;

•	conditions or trends in the semiconductor memory products industry;

•	unexpected design or manufacturing difficulties;

•	any announcement of potential design or manufacturing defects in our products;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and

•	one shareholder owning over 5% of our outstanding common stock, the sale of which could affect the stock price.

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

We also entered into a preferred shares rights agreement with Citicorp N.A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors. On July 1, 2007, Computershare Trust Company, N.A. assumed these duties as rights agents. On March 2, 2011, the rights agreement was amended and its expiration extended to April 19, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011 (1)	10,178	$3.44	—	—
February 1 – February 28, 2011	—	—	—	—
March 1 – March 31, 2011	—	—	—	—
April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	—	—	—	—
June 1 – June 30, 2011(1)	9,170	$2.94	—	—

Total	19,348	$3.20	—	—

(1)	Represents shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

101.INS	XBRL Instance document *

101.SCH	XBRL Taxonomy extension schema *

101.CAL	XBRL Taxonomy extension calculation linkbase *

101.DEF	XBRL Taxonomy extension definition linkbase *

101.LAB	XBRL Taxonomy extension label linkbase *

101.PRE	XBRL Taxonomy extension presentation linkbase *

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION (Registrant)

/s/ Mark R. Kent
Mark R. Kent
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer of the Registrant)

Date: July 26, 2011