Form 10-Q
period 2011-09-30
RAMTRON INTERNATIONAL CORP
filed 2011-10-20
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

34,634,783 shares	As of October , 2011
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2011 and 2010	4
	Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2011	5
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010	6
	Notes to Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 -	Controls and Procedures

PART II-OTHER INFORMATION

Item 1-	Legal Proceedings

Item 1A -	Risk Factors

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 -	Exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Amounts in thousands, except par value and share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,243	$9,945
Accounts receivable, less allowances of $ and $1,814, respectively	10,745	9,910
Inventories	5,771	5,412
Deferred income taxes, net	305	368
Other current assets	1,908	2,332

Total current assets	31,972	27,967
Property, plant and equipment, net	18,350	21,170
Intangible assets, net	2,717	2,746
Long-term deferred income taxes, net	4,828	4,551
Other assets	400	398

Total assets	$58,267	$56,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,339	$5,995
Accrued liabilities	3,157	1,843
Deferred revenue	645	564
Current portion of long-term debt	3,323	3,284

Line of credit		—

Total current liabilities	13,464	11,686
Other long-term liabilites	86	218
Long-term debt, less current portion	9,654	6

Total liabilities	23,204	8,924

		20,834
Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 34,634,783 and 27,539,562 shares issued and outstanding, respectively	274	275
Additional paid-in capital	252,807	253,280
Accumulated other comprehensive loss	(335)	(345)
Accumulated deficit	(217,683)	(217,212)

Total stockholders’ equity	35,063	35,998

Total liabilities and stockholders’ equity	$58,267	$56,832

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue:
Product sales	0	$19,678	0	$53,469
License and development fees	0	204	0	605

	0	19,882	0	54,074

Costs and expenses:
Cost of product sales	0	9,370	0	26,186
Research and development	0	4,895	0	12,705
Sales and marketing	0	2,478	0	6,770
General and administrative	0	1,941	0	5,614

	0	18,684	0	51,275

Operating income (loss)	0	1,198	0	2,799
Interest expense	0	(250)	0	(578)
Other income (expense), net	0	(385)	0	(406)

Income (loss) before income tax (provision) benefit	0	563	0	1,815
Income tax (provision) benefit	0	(221)	0	(701)

Net income (loss)	0	$342	0	$1,114

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	0	(7)	0	(31)

Comprehensive income (loss)	0	$335	0	$1,083

Net income (loss) per common share:
Basic and diluted:	0	$0.01	0	$0.04

Weighted average common shares outstanding:
Basic	0	27,100	0	27,056

Diluted	0	28,364	0	27,932

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands, except par value amounts)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity
	($.01 Par Value)
	Shares	Amount
Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998
Exercise of options	663	7	1,308			1,315
Stock-based compensation expense			788			788
Issuance of restricted stock	240	2	(65)			(63)
Foreign currency translation adjustments				(21)		(21)
Net income					(3,062)	(3,062)

Balances, September 30, 2011	28,442	$284	$255,311	$(366)	$(220,274)	$34,955

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands)

	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	0	$1,114
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	0	1,358
Amortization	0	188
Bad debt recovery	0	(111)
Net loss from asset disposition	0	398
Stock-based compensation	0	1,236
Deferred income taxes	0	660
Imputed interest on note payable	0	33
Inventory write-off and scrap	0	1,014

Changes in assets and liabilities:
Accounts receivable	0	(2,655)
Inventories	0	53
Accounts payable and accrued liabilities	0	3,614
Deferred revenue	0	(478)
Other	0	(686)

Net cash provided by operating activities	0	5,738

Cash flows from investing activities:
Purchase of property, plant and equipment	0	(4,516)
Purchase of intellectual property	0	(105)

Net cash used in investing activities	0	(4,621)

Cash flows from financing activities:
Proceeds from line of credit	0	2,000
Payments on line of credit	0	(2,000)
Proceeds from long term debt	0	6,000
Principal payments on long term debt	0	(1,670)
Issuance of common stock	0	285

Net cash (used) provided by financing activities	0	4,615

Effect of foreign currency	0	(30)

Net increase (decrease) in cash and cash equivalents	0	5,702

Cash and cash equivalents, beginning of period	0	7,541

Cash and cash equivalents, end of period	0	$13,243

Supplemental disclosure of cash flow information:
Cash paid for interest	0	$541

Cash paid for income taxes	0	$69

Property, plant and equipment financed by capital leases	0	$1,400

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The accompanying unaudited, interim consolidated financial statements at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and the audited balance sheet at December 31, 2010 have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”).

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

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, which includes all disclosures required by GAAP. The results of operations for the period ended September 30, 2011 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 2. INVENTORIES

Inventories consist of:

(in thousands)	September 30, 2011	December 31, 2010
Finished goods	0	$733
Work in process	0	4,679

	0	$5,412

NOTE 3. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	September 30, 2011	December 31, 2010
Prepaid expenses	$1,121	$1,604
Supplies inventory	435	353
Income tax receivable	122	334
Other	12	41

Total	$1,690	$2,332

Accrued Liabilities consist of:

(in thousands)	September 30, 2011	December 31, 2010
Accrued property taxes	$116	$196
Severance-related liabilities	346	—
Compensation-related liabilities	1,230	1,204
Other	535	443

Total	$2,227	$1,843

NOTE 4. SIGNIFICANT CUSTOMERS

For the year to date and period ended September 30, 2011 and December 31, 2010, sales for our largest distributors and direct customers are as follows:

	Percentage of Company Total
	Nine Months Ending September 30, 2011	Nine Months Ending December 31, 2010
Customer A	14%	10%
Customer B	10%	5%

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. The first hearing in the Finmek case was held in January 2010 and at the request of both parties, the hearing was moved to April 2011. At the April 2011 hearing, the judge moved the hearing to March 2013, at which time all parties are to submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of September 30, 2011.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company’s financial position or results of operations.

NOTE 6. LONG-TERM DEBT

(in thousands)	September 30, 2011	December 31, 2010
Long-term debt:
Capital leases	0	$2,674
National Semiconductor promissory note	0	697
Mortgage note	0	3,587
Term loan	0	5,250

	0	12,208
Long-term debt current maturities	0	(3,284)

Long-term debt less total current portion	0	$8,924

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

During June, 2011, the Company and SVB determined that the Company was not in compliance with its liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement dated August 18, 2009 (“Fifth Amendment”). SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. As of September 30, 2011, the Company was in compliance with such covenants which will be measured on a monthly basis through October 31, 2011. The expiration date of our revolving line of credit was extended from August 18, 2011 to October 31, 2011. The Fifth Amendment also provides for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, the Company also replaced its existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that will guarantee advances of eligible foreign accounts. The Company’s borrowing base associated with EX-IM guarantee is the lessor of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory. The Company paid a fee of $20,000 in connection with the Fifth Amendment.

At September 30, 2011 the Company had $1.5 million outstanding under its secured line of credit facility and a remaining availability of $3.0 million under this line of credit.

The Company entered into four capital leases during 2009 and 2010 totaling approximately $4.3 million with terms between two and three years with effective interest rates between 9% and 10%. We currently have three leases outstanding with a book value of $1.9 million and standby letters of credit in favor of two of the lessors for approximately $1.25 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of September 30, 2011, the present value of this promissory note is $465,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of September 30, 2011 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of September 30, 2011:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$750	$1,500	$1,500	$750	$—	$—	$4,500
National Semiconductor promissory note	—	250	250	—	—	—	500
Mortgage note	77	158	168	179	190	2,743	3,515
Capital leases	724	1,340	—	—	—	—	2,064
Less amount representing interest on the capital leases and promissory note							(166)

Total debt							$10,413

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$4,500	$4,503	$5,250	$5,244
National Semiconductor promissory note	465	457	697	685
Capital leases	1,933	1,978	2,674	2,747
Mortgage note	3,515	3,450	3,587	3,500

	$10,413	$10,388	$12,208	$12,176

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 7. STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We grant stock options and restricted stock under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The previous and expired 1995 Stock Option Plan (the “1995 Plan”) and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance, of which 1,603,544 shares were incorporated from our 1995 Plan. The additional shares from the 1995 Plan were incorporated into the 2005 Plan because the shares had not been issued, were subject to awards under the 1995 Plan that had expired, or were forfeited or became unexercisable for any reason. In accordance with the terms of the 2005 Plan, the shares were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2005 Plan, and the maximum term of each grant is ten years. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of September 30, 2011, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 1,398,045 as of September 30, 2011.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Income Statement Classifications:
Cost of Sales		$26		$77
Research and development		92		272
Sales and marketing		67		194
General and administrative		232		693

Total		$417		$1,236

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

For the nine months ended September 30, 2011, the Company incurred an operating loss and recorded a $1,625,000 income tax benefit. The benefit recorded was a non-cash transaction.

For the nine months ended September 30, 2011, the Company’s effective income tax rate was approximately 35%, as the Company’s non-deductible items had a minimal impact to the effective tax rate.

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

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2011 and 2010:

(in thousands, except per share amounts)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income (loss)	0	$342	0	$1,114

Common shares outstanding:
Historical common shares outstanding at beginning of period	0	27,357	0	27,170
Less: Non-vested restricted stock at beginning of period	0	(282)	0	(232)
Weighted average common shares issued during period	0	25	0	118

Weighted average common shares at end of period – basic	0	27,100	0	27,056

Effect of other dilutive securities:
Options	0	937	0	606
Restricted stock	0	327	0	270

Weighted average common shares at end of period – diluted	0	28,364	0	27,932

Net income (loss) per share:
- basic and diluted	0	$0.01	0	$0.04

As of September 30, 2011 and 2010, we had several equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Stock Options	0	2,810	0	3,398
Restricted stock/units	0	—	0	—

NOTE 10. SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, microcontrollers, integrated products, and licenses the technology related to such products.