Form 10-Q/A
period 2011-09-30
RAMTRON INTERNATIONAL CORP
filed 2011-11-04
CIK 849502

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

34,736,993 shares	As of November 1, 2011
Common Stock, $0.01 par value

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Ramtron International Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on October 20, 2011 (the “Original Filing”), to replace the Original Filing in its entirety. As documented in the Company’s Form 8-K and press release on October 21, 2011, a portion of an incomplete draft of a Form 10-Q for the fiscal quarter ended September 30, 2011 was erroneously filed with the Securities and Exchange Commission by the Company’s EDGAR filing agent without authorization or direction from the Company. The Original Filing should be disregarded in its entirety and replaced with this Amendment.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Amounts in thousands, except par value and share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,173	$9,945
Accounts receivable, less allowances of $2,007 and $1,814, respectively	11,657	9,910
Inventories	16,690	5,412
Deferred income taxes, net	162	368
Other current assets	1,398	2,332

Total current assets	38,080	27,967

Property, plant and equipment, net	23,433	21,170
Intangible assets, net	2,750	2,746
Long-term deferred income taxes, net	5,910	4,551
Other assets	385	398

Total assets	$70,558	$56,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,756	$5,995
Accrued liabilities	2,590	1,843
Deferred revenue	86	564
Current portion of long-term debt	3,700	3,284

Total current liabilities	17,132	11,686
Other long-term liabilities	210	218
Deferred revenue	—	6
Long-term debt, less current portion	6,315	8,924

Total liabilities	23,657	20,834

Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 34,634,783 and 27,539,562 shares issued and outstanding, respectively	346	275
Additional paid-in capital	266,039	253,280
Accumulated other comprehensive loss	(382)	(345)
Accumulated deficit	(219,102)	(217,212)

Total stockholders’ equity	46,901	35,998

Total liabilities and stockholders’ equity	$70,558	$56,832

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue:
Product sales	$21,736	$19,678	$48,712	$53,469
License and royalty revenue	227	204	655	605

	21,963	19,882	49,367	54,074

Costs and expenses:
Cost of product sales	10,729	9,370	25,044	26,186
Research and development	4,988	4,895	13,756	12,705
Sales and marketing	2,648	2,478	7,313	6,770
General and administrative	1,786	1,941	5,666	5,614

	20,151	18,684	51,779	51,275

Operating income (loss)	1,812	1,198	(2,412)	2,799
Interest expense	(192)	(250)	(612)	(578)
Other income (expense), net	81	(385)	37	(406)

Income (loss) before income tax (provision) benefit	1,701	563	(2,987)	1,815
Income tax (provision) benefit	(529)	(221)	1,097	(701)

Net income (loss)	$1,172	$342	$(1,890)	$1,114

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(16)	(7)	(37)	(31)

Comprehensive income (loss)	$1,156	$335	$(1,927)	$1,083

Net income (loss) per common share:
Basic and diluted:	$0.04	$0.01	$(0.07)	$0.04

Weighted average common shares outstanding:
Basic	31,748	27,100	29,073	27,056

Diluted	32,102	28,364	29,073	27,932

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands, except par value amounts)

(Unaudited)

	Common Stock ($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998
Exercise of options	856	9	1,698	—	—	1,707
Stock-based compensation expense	—	—	1,346	—	—	1,346
Issuance of restricted stock	778	7	(70)	—	—	(63)
Issuance of common stock	5,462	55	9,785	—	—	9,840
Foreign currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(1,890)	(1,890)

Balances, September 30, 2011	34,635	$346	$266,039	$(382)	$(219,102)	$46,901

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(Amounts in thousands)

	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(1,890)	$1,114
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	1,571	1,358
Amortization	190	188
Bad debt recovery	(33)	(111)
Net loss from asset disposition	—	398
Stock-based compensation	1,346	1,236
Deferred income taxes	(1,153)	660
Imputed interest on note payable	25	33
Inventory write-off and scrap	659	1,014

Changes in assets and liabilities:
Accounts receivable	(1,714)	(2,655)
Inventories	(11,937)	53
Accounts payable and accrued liabilities	7,313	3,614
Deferred revenue	(484)	(478)
Other	947	(686)

Net cash (used in) provided by operating activities	(5,160)	5,738

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,269)	(4,516)
Purchase of intellectual property	(194)	(105)

Net cash used in investing activities	(5,463)	(4,621)

Cash flows from financing activities:
Proceeds from line of credit	1,500	2,000
Payments on line of credit	(1,500)	(2,000)
Proceeds from long term debt	—	6,000
Principal payments on long term debt	(2,588)	(1,670)
Issuance of common stock	11,484	285

Net cash provided by financing activities	8,896	4,615

Effect of foreign currency	(45)	(30)

Net increase (decrease) in cash and cash equivalents	(1,772)	5,702

Cash and cash equivalents, beginning of period	9,945	7,541

Cash and cash equivalents, end of period	$8,173	$13,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$620	$541

Cash paid for income taxes	$86	$69

Property, plant and equipment financed by capital leases	$370	$1,400

Included in purchase of property, plant and equipment and accrued in prior year	$1,805	$1,151

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions, which are used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. In many cases, we are the sole provider of F-RAM enabled semiconductor products, which facilitates close customer relationships, long application lifecycles and the potential for high-margin sales.

We also integrate with our memory products wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection. This has enabled new classes of products that address the growing market need for more functional, efficient and cost effective semiconductor products.

Our revenue is derived from the sale of our products and from license, development and royalty arrangements that we have entered into with a limited number of established semiconductor manufacturers. These arrangements typically involve the development and sale of specific applications and products of the Company’s technologies. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

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

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, which includes all disclosures required by Generally Accepted Accounting Principles. The results of operations for the period ended September 30, 2011 are not necessarily indicative of expected operating results for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

NOTE 2. INVENTORIES

Inventories consist of:

(in thousands)	September 30, 2011	December 31, 2010
Finished goods	$1,618	$733
Work in process	15,072	4,679

	$16,690	$5,412

NOTE 3. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	September 30, 2011	December 31, 2010
Prepaid expenses	$960	$1,604
Supplies inventory	430	353
Income tax receivable	—	334
Other	8	41

Total	$1,398	$2,332

Accrued Liabilities consist of:

(in thousands)	September 30, 2011	December 31, 2010
Accrued property taxes	$159	$196
Severance-related liabilities	153	—
Compensation-related liabilities	1,937	1,204
Other	341	443

Total	$2,590	$1,843

NOTE 4. SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2011 and September 30, 2010, sales for our largest distributor are as follows:

	Percentage of Company Total
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Customer A	11%	9%

NOTE 5. CONTINGENCIES

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. We cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with use of our technology could materially and adversely impact the Company’s results of operations.

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

NOTE 6. LONG-TERM DEBT

(in thousands)	September 30, 2011	December 31, 2010
Long-term debt:
Capital leases	$1,942	$2,674
National Semiconductor promissory note	471	697
Mortgage note	3,477	3,587
Term loan	4,125	5,250

	10,015	12,208
Long-term debt current maturities	(3,700)	(3,284)

Long-term debt less total current portion	$6,315	$8,924

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

On June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement dated August 18, 2009 (“Fifth Amendment”). SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. As of September 30, 2011, the Company was in compliance with such covenants, which will be measured on a monthly basis through December 31, 2011. On October 31, 2011, the expiration date of our revolving line of credit was extended from October 31, 2011 to December 31, 2011. The Company will pay a $14,000 fee in connection with this extension. The Company intends to seek to negotiate an additional one to two year renewal of this agreement. The Fifth Amendment also provides for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, the Company also replaced its existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that will guarantee advances of eligible foreign accounts. The Company’s borrowing base associated with EX-IM guarantee is the lessor of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory. The Company paid a fee of $20,000 in connection with the Fifth Amendment.

At September 30, 2011 the Company had $4.3 million available on its secured revolving line of credit facility and no amounts outstanding.

The Company currently has four capital leases outstanding, totaling approximately $4.1 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have a total book value of $1.9 million and we have standby letters of credit in favor of two of the lessors for approximately $1.25 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of September 30, 2011, the present value of this promissory note is $471,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of September 30, 2011 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of September 30, 2011:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$375	$1,500	$1,500	$750	$—	$—	$4,125
National Semiconductor promissory note	—	250	250	—	—	—	500
Mortgage note	38	158	168	179	190	2,744	3,477
Capital leases	414	1,544	102	—	—	—	2,060
Less amount representing interest on the capital leases and promissory note							(147)

Total debt							$10,015

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$4,125	$4,121	$5,250	$5,244
National Semiconductor promissory note	471	464	697	685
Capital leases	1,942	1,982	2,674	2,747
Mortgage note	3,477	3,399	3,587	3,500

	$10,015	$9,966	$12,208	$12,176

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

The number of shares available for future grants under the 2005 Plan was 706,841 as of September 30, 2011.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Income Statement Classifications:
Cost of Sales	$76	$26	$150	$77
Research and development	161	92	368	272
Sales and marketing	53	67	217	194
General and administrative	268	232	611	693

Total	$558	$417	$1,346	$1,236

Stock Options

Stock options granted become exercisable in installments pursuant to the terms of each agreement evidencing options granted. As of September 30, 2011, there was approximately $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2011, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our stock over the past 5.5 years, which approximates the calculated expected term of our options over the past 10 years, a period we considered a fair indicator of future exercises. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the quarter ended September 30, 2011 are as follows:

Risk free interest rate	2.0%
Expected dividend yield	0%
Expected term (in years)	5.5 yrs
Expected volatility	68%

The weighted average fair value per share of options granted during the nine months ended September 30, 2011 and 2010 were $1.60 and $2.13, respectively.

The following table summarizes stock option activity related to our plans for the nine months ended September 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2010	5,758	$2.90
Granted	826	$2.73
Forfeited	(442)	$2.35
Exercised	(856)	$1.98
Expired	(1,113)	$3.83

Outstanding at September 30, 2011	4,173	$2.88

The intrinsic value of the outstanding options at September 30, 2011 was $114,000 and was calculated as the difference between the market value as of September 30, 2011 and the exercise price of the options. The closing market value as of September 30, 2011 was $1.97 as reported by the Nasdaq Global Market.

Cash received from option exercises for the nine months ended September 30, 2011 was approximately $1.7 million.

Restricted Stock

Restricted stock grants generally vest one to four years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of September 30, 2011, there was approximately $1.5 million of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 2.6 years.

A summary of non-vested restricted shares during the nine months ended September 30, 2011 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2010	191	$1.70
Granted	963	2.60
Forfeited	(166)	2.02
Vested/Released	(58)	2.18

Outstanding at September 30, 2011	930	$2.55

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

A summary of the Company’s restricted stock units as of September 30, 2011 is as follows:

	Number of Restricted Units (in thousands)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	143
Grants	234
Forfeited	(51)
Vested/Released	—

Outstanding at September 30, 2011	326	1.0	$643

As of September 30, 2011, there was approximately $632,000 remaining in unrecognized compensation cost related to unvested outstanding restricted stock units with a weighted-average recognition period of 1.8 years.

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

For the nine months ended September 30, 2011, the Company incurred an operating loss and recorded a $1,097,000 income tax benefit. The benefit recorded was a non-cash transaction.

For the nine months ended September 30, 2011, the Company’s effective income tax rate was approximately 37%, as the Company’s non-deductible items had a minimal impact to the effective tax rate.

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

(in thousands, except per share amounts)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income (loss)	$1,172	$342	$(1,890)	$1,114

Common shares outstanding:
Historical common shares outstanding at beginning of period	28,442	27,357	27,540	27,170
Less: Non-vested restricted stock at beginning of period	(391)	(282)	(191)	(232)
Weighted average common shares issued during period	3,697	25	1,724	118

Weighted average common shares at end of period - basic	31,748	27,100	29,073	27,056

Effect of other dilutive securities:
Options	115	937	—	606
Restricted stock	239	327	—	270

Weighted average common shares at end of period - diluted	32,102	28,364	29,073	27,932

Net income (loss) per share:
- basic and diluted	$0.04	$0.01	$(0.07)	$0.04

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

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Stock Options	2,603	2,810	4,173	3,398
Restricted stock/units	581	—	1,256	—

NOTE 10. SEGMENT INFORMATION

Our continuing operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products and integrated semiconductor solutions, and has licensed the technology related to such products to certain semiconductor manufacturers.

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

RESULTS OF OPERATIONS

Business Highlights for the Three Months Ended September 30, 2011

•

Revenue growth for the three months ended September 30, 2011 was driven by increased product shipments to customers as the Company executed its capacity expansion plan and continued to resolve its wafer manufacturing, product assembly and testing related supply constraints.

•

In August 2011, the Company appointed Peter Zimmer as vice president of worldwide sales, bringing 29 years of semiconductor sales management, engineering, marketing and quality assurance experience to the Company.

Product Highlights for the Three Months Ended September 30, 2011

•

In July 2011, we announced pre-qualification sampling of a 64-Kilobit F-RAM product built on our new manufacturing line at IBM Corporation’s Burlington, Vermont factory. We are now sampling to customers two families of 5-volt serial F-RAM devices in 4K, 16K and 64K densities that are being built on the new manufacturing line.

Financial Highlights for the Three Months Ended September 30, 2011

•	Total revenue for the three months ended September 30, 2011 was $22.0 million, which was an increase of 10% from $19.9 million in the three months ended September 30, 2010.

•	Net income was $1.2 million, or $0.04 per share, for the three months ended September 30, 2011, compared with net income of $342,000, or $0.01 per share, for the three months ended September 30, 2010.

•	Product gross margin for the three months ended September 30, 2011 was 51%, which was 1% lower than a gross margin of 52% for the three months ended September 30, 2010.

•	On August 2, 2011, the Company completed a public offering of 5,462,500 shares of its common stock, resulting in net proceeds of approximately $9.8 million.

Financial Highlights for the Nine Months Ended September 30, 2011

•	Total revenue for the nine months ended September 30, 2011 was $49.4 million, which was a decrease of 8.7% from $54.1 million in the nine months ended September 30, 2010.

•

Net loss was $1.9 million, or $(0.07) per share, for the nine months ended September 30, 2011, compared with net income of $1.1 million, or $0.04 per share, for the nine months ended September 30, 2010.

•	Product gross margin for the nine months ended September 30, 2011 was 49%, which was 2 percentage points lower than a gross margin of 51% for the nine months ended September 30, 2010.

Business Outlook for the Remainder of 2011

Given the considerable progress we have made in product deliveries, increasing production capacity at our Texas wafer source, and our year-to-date revenue of $49.4 million, we expect full-year revenue to be between $65 million and $70 million.

Although we expect continued improvement in yields and lower product testing costs in the fourth quarter, we will begin to depreciate equipment on our new manufacturing line, which we expect to add approximately $400,000 to our expenses in the fourth quarter.

Further, indications of weakening demand in the overall semiconductor industry have caused us to slow down the pace of investments in engineering resources in connection with technology development.

Taking these factors into account along with our current outlook for gross margin and operating expenses in the fourth quarter, we now anticipate net income of $0.02 to $0.05 per share for the second half of 2011, which is an improvement over our previously published outlook.

Some of our back end assembly and test operations are conducted by contract manufacturers based in Thailand. Recent severe flooding in Thailand has disrupted industry supply chains, especially in the automotive and electronic industries. The flood waters reached one of our assembly factories responsible for about 20% of our production output. We have confirmed with our other contract manufacturer, whose facility we understand has not been damaged, that it will be able to absorb the manufacturing volumes from the damaged factory. Presently, we do not expect the flooding situation to impact our near term revenue prospects or significantly delay product deliveries to our customers. Flooding continues throughout Thailand and we continue to monitor developments on a daily basis for potential effects on our business. If the flooding reaches the factory of our second contract manufacturer based in Thailand, we may experience a substantial disruption of our product supply chain. Some of our customers’ operations may be affected by the flooding in Thailand that would cause them to cancel or defer orders for our products. Such developments would have a material adverse effect on our revenues and liquidity for the rest of 2011 and into 2012. In addition, we are currently evaluating our potential exposure for product and equipment damage at the contract manufacturer in Thailand that experienced the flooding.

During the remainder of 2011, management plans to:

•	Fully resolve any remaining supply constraints before the end of 2011;

•	Intensify its focus on creating new and innovative products that leverage our F-RAM technology advantage;

•	Work to improve product manufacturing yields on our manufacturing line in Burlington, Vermont;

•	Begin customer sampling of F-RAM enabled ultra-low power memory devices.

PERIOD COMPARISONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue
(in thousands, except average selling price)	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Product sales	$21,736		$19,678	$48,712		$53,469
% change compared to prior period		10%			(9%)
Units shipped	18,872		16,962	43,986		55,996
% change compared to prior period		11%			(21%)
Average selling price	$1.15		$1.16	$1.11		$0.95
% change compared to prior period		(1%)			17%
Other revenue	$227		$204	$655		$605
% change compared to prior period		11%			8%
Total revenue	$21,963		$19,882	$49,367		$54,074
% change compared to prior period		10%			(9%)

Three Months:

Product revenue increased $2.1 million, or 10%, for the three months ended September 30, 2011, compared to the same period last year. This increase was due to increased shipments of 1.9 million units compared to the same quarter last year, which was driven by the fulfillment of delinquent backlog created by our recent supply constraints.

Other revenue, consisting of license and development fees and royalty income, increased 11% to $227,000 for the three months ended September 30, 2011, compared to same period last year. We expect other revenue to decrease in the quarter ending December 31, 2011 by approximately 25%, with the expiration of our remaining product licensing agreement.

Nine Months:

Product revenue decreased $4.8 million, or 9%, for the nine months ended September 30, 2011 compared to the same period last year. This decrease was due to decreased shipments of 12 million units as a result of supply constraints during the nine months ended September 30, 2011. Higher than anticipated demand for our products put a strain on our capacity ahead of being able to establish production at our Burlington, Vermont foundry. As a result, customers were placed on allocation and our product shipments were limited as we designed replacement products to be produced at our established wafer foundry at Texas Instruments.

Other revenue, consisting of license and development fees and royalty income, was $655,000, or an 8% increase from the same period last year. This increase is due to increased royalty income.

Cost of Product Sales

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cost of product sales	$10,729	$9,370	$25,044	$26,186
Gross margin percentage	51%	52%	49%	51%

Three Months:

Cost of product sales for the three months ended September 30, 2011 was $10.7 million, which was an increase of $1.4 million from the same period in 2010. This increase was due to a $2.1 million increase in product sales. Gross product margin decreased to 51%, compared with 52% for the same period last year. The decrease in product gross margin was due primarily to product mix and new cost structures associated with moving a significant portion of our product manufacturing to an alternate foundry.

Nine Months:

For the nine months ended September 30, 2011, cost of product sales was $25.0 million, which was a decrease of $1.1 million from 2010. This decrease was due to a $4.8 million decrease in product sales. Product gross margin decreased by 2% to 49%, compared with 51% for the same period last year. The decrease in product gross margin was due primarily to product mix and new cost structures associated with moving a significant portion of our product manufacturing to an alternate foundry.

Research and Development Expense

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Research and development expense	$4,988	$4,895	$13,756	$12,705
Percent of total revenue	23%	25%	28%	24%

Three Months:

Research and development expense for the three months ended September 30, 2011 was $5.0 million, which was consistent with the three months ended September 30, 2010.

Nine Months:

Research and development expense for the nine months ended September 30, 2011 was $13.8 million, which was an increase of $1.0 million over the nine months ended September 30, 2010. This increase was due primarily to a $500,000 increase in engineering-related expenses associated with our Burlington, Vermont foundry project, coupled with increases in product launch costs.

Sales and Marketing Expense

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Sales and marketing expense	$2,648	$2,478	$7,313	$6,770
Percent of total revenue	12%	12%	15%	13%

Three Months

Sales and marketing expense for the three months ended September 30, 2011 was $2.6 million, which was an increase of $170,000 from the same period in 2010. This increase was due primarily to office rent, sales commissions, and miscellaneous service fees.

Nine Months

Sales and marketing expense was $7.3 million for the nine months ended September 30, 2011, which was a $543,000 increase compared to the nine months ended September 30, 2010. This increase was due to compensation based expenses including severance accruals and stock based compensation of $225,000, combined with increased sales office rent and miscellaneous service fees totaling $200,000.

General and Administrative Expense

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
General and administrative expense	$1,786	$1,941	$5,666	$5,614
Percent of total revenue	8%	10%	11%	10%

Three Months

General and administrative expense for the three months ended September 30, 2011was $1.8 million, which was a decrease of $155,000 from the same period in 2010. This decrease was due primarily to a reduction in the variable compensation accrual of approximately $80,000, combined with decreased consulting fees of approximately $60,000.

Nine Months

General and administrative expense for the nine months ended September 30, 2011 was $5.7 million, which was consistent with the nine months ended September 30, 2010.

Other Non-Operating Income (Expenses)

(in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest expense	$(192)	$(250)	$(612)	$(578)
Other income (expense)	$81	$(385)	$37	$(406)
Income tax benefit (provision)	$(529)	$(221)	$1,097	$(701)

Three Months

Interest expense was $192,000 for the three months ended September 30, 2011, which was a decrease of $58,000 from the three months ended September 30, 2010. This decrease was due to lower principal balances outstanding on our capital leases and term loan.

Other income was $81,000 for the three months ended September 30, 2011, compared with other expense of $385,000 for the same period in 2010. During the three months ended September 30, 2010, we disposed of customer-specific photomasks with a book value of $400,000, compared to no such dispositions in the three months ended September 30, 2011.

For the three months ended September 30, 2011, the Company recorded a $529,000 income tax provision, compared to a tax provision of $221,000 for the three months ended September 30, 2010. The increase in the provision is related to an increase in pre-tax income of $1.1 million.

Nine Months

Interest expense was $612,000 during the nine months ended September 30, 2011, which was a $34,000 increase from the nine months ended September 30, 2010. This increase is primarily due to interest in connection with our term loan, which had an average outstanding balance of approximately $4.7 million during the nine month period ended September 30, 2011. The term loan originated in June 2010.

Other income was $37,000 for the nine months ended September 30, 2011, compared to other expense of $406,000 for the nine-month period ended September 30, 2010. During the nine months ended September 30, 2010, we disposed of customer-specific photomasks with a book value of $400,000, compared to no such dispositions in the nine months ended September 30, 2011.

Income tax benefit for the nine months ended September 30, 2011 was $1.1 million due to our operating loss for the period. The effective tax rate was 37%. During the nine months ended September 30, 2010, the Company recorded a $701,000 non-cash tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, are summarized as follows:

(in thousands)	2011	2010
Cash provided by (used in):
Operating activities	$(5,160)	$5,738
Investing activities	(5,463)	(4,621)
Financing activities	8,896	4,615
Effect of exchange rate changes on cash	(45)	(30)

Net (decrease) increase in cash and cash equivalents	$(1,772)	$5,702

Cash Flow from Operating Activities

Cash used for operating activities during the nine months ended September 30, 2011 was $5.2 million. Cash generated from operations, after adjusting for non-cash items, was $700,000. Cash was used to fund a $13.6 million increase in inventory and accounts receivable, which was partially offset by a $7.3 million increase in accounts payable and accrued liabilities. Our primary supplier resolved their production constraints in the third quarter resulting in a wafer bank increase and higher inventory. We expect inventory to continue to increase during the fourth quarter of 2011 and then decrease during the first quarter of 2012 as it becomes more aligned with our projected sales and operational needs.

The net amount of cash provided by operating activities during the nine months ended September 30, 2010 was $5.7 million, and was primarily due to earnings from operations after adjusting for non-cash items.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the nine months ended September 30, 2011 was $5.5 million, which was primarily for test equipment purchases to expand our back-end test and assembly capacity and equipment in connection with our Burlington, Vermont foundry.

The net amount of cash used in investing activities during the nine months ended September 30, 2010 was $4.6 million, which was for purchases in connection with our Burlington, Vermont foundry, and capitalized wafer photomasks for new products.

Cash Flow from Financing Activities

The net amount of cash generated by financing activities during the nine months ended September 30, 2011 was $8.9 million. Net proceeds from our sale of stock in August 2011 were $9.8 million. The company also received $1.7 million in proceeds from employee stock options exercised. Offsetting these increases were $2.6 million in principal payments on our debt, primarily our capital leases and term loan.

The net amount of cash generated by financing activities during the nine months ended September 30, 2010 was $4.6 million. The primary source of cash for financing activities was a $6 million term loan we obtained during the second quarter of 2010, partially offset by $1.7 million in principal payments.

We also financed $400,000 and $1.4 million of capital expenditures for the nine months ending September 30, 2011 and 2010, respectively, with capital leases which we reported as supplemental information on the cash flow statement.

Liquidity

Our future liquidity depends primarily on revenue, gross margins, control of operating expenses, management of our working capital and capital expenditures, and our ability to obtain financing. Based upon our current sales backlog, consumption of our inventory buildup, and expected future demand, we believe that we have sufficient resources from cash on hand, funds from operations and availability under our secured line of credit facility to fund operations through at least the third quarter of 2012.

The Company had $8.2 million in cash and cash equivalents at September 30, 2011. We also have approximately $4.3 million available to us under our $7.5 million secured line of credit facility. As of September 30, 2011, we had no amounts outstanding under our secured line of credit facility.

Cash and cash equivalents decreased by $1.8 million in the first nine months of 2011. Cash was used to fund a $13.6 million increase in inventory and accounts receivable, which was partially offset by a $7.3 million increase in accounts payable and accrued liabilities. We also purchased $5.3 million in capital equipment. Offsetting the above were $11.5 million in proceeds received from the issuance of common stock, including approximately $9.8 million from our sale of stock in August 2011, combined with $1.7 million in proceeds from employee stock option exercises.

The increase in inventory had a direct impact on our increase in accounts payable of $4.8 million for the nine months ended September 30, 2011. The Company expects our inventory to increase further during the fourth quarter as we receive wafers that we are committed to purchase and are non-cancellable. If operating cash flow is not sufficient to fund these purchases, we will borrow funds against our line of credit facility with Silicon Valley Bank (“SVB”) and pursue other potentially available sources of cash, including seeking additional capital leases to fund equipment-related capital expenditures for the remainder of the year. Although this line of credit facility was due to expire on October 31, 2011, we have negotiated an extension through December 31, 2011 and we are currently renegotiating for a one to two year renewal. There is no assurance that we will be able to agree on terms that will be acceptable.

At September 30, 2011, we had outstanding capital commitments of approximately $600,000. Expenditures incurred for capital and engineering support for our Burlington, Vermont foundry project from inception to date have been approximately $29.2 million, and we estimate an additional $1.5 million of expenses will be incurred before the end of the year. If we do not generate enough cash from our operations, do not have sufficient receivables to make available borrowings under our secured line of credit facility, or if actual expenditures for capital and engineering support for our Burlington, Vermont foundry project are higher than estimated, planned equipment purchases and other expenses to be incurred in connection with the Burlington foundry project could be delayed, which would further delay commercial production from this foundry.

Our existing loan agreement with SVB requires SVB to approve any additional debt financing we may seek to obtain, other than specific approved debt, such as lease lines of credit. We may be required to seek additional debt or equity to repay our existing debt or execute our business strategy. Any issuance of equity securities to obtain additional funds would result in dilution of our existing stockholders’ interests.

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

During June, 2011, the Company and SVB determined that we were not in compliance with our liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement dated August 18, 2009 (“Fifth Amendment”). SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. These covenants are now measured on a monthly basis through December 31, 2011. The expiration date of our revolving line of credit was extended from October 31, 2011 to December 31, 2011. The Fifth Amendment also provided for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, we also replaced our existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that guarantees advances of eligible foreign accounts. Our borrowing base associated with the EX-IM guarantee is the lesser of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory.

At September 30, 2011 no amounts were outstanding under our secured revolving line of credit facility and we had availability of $4.3 million under this facility. The availability under this line of credit facility, which is measured on a monthly basis, could fluctuate as it is primarily based on eligible accounts receivable.

If we cannot ship product consistently throughout the quarter, our borrowing base relating to accounts receivable could be materially impacted. The expiration date of our secured line of credit facility was extended on October 31, 2011 to December 31, 2011, and we are actively pursuing a renewal of this facility before the end of the year. If we cannot generate sufficient cash from operations or obtain a sufficient borrowing base on our secured line of credit facility, we may seek to obtain additional equity or debt financing. Additional debt financing would require approval from SVB in accordance with the covenants in our existing agreements.

We currently have four capital leases outstanding, totaling approximately $4.1 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have a total book value of $1.9 million and we have standby letters of credit in favor of two of the lessors for approximately $1.25 million. Our ability to obtain equipment lease financing could be severely limited if we cannot comply with existing debt covenants during the remainder of 2011 and beyond.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. As of September 30, 2011, the present value of this promissory note is $471,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of September 30, 2011 was $500,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua Court in Italy (the Court overseeing the bankruptcy proceedings of Finmek). The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of Finmek’s insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, the judge moved the hearing to March 2013, at which time all parties are to submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of September 30, 2011.

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

We had a net loss during the nine months ended September 30, 2011 of $1.9 million, which followed a net income of $1.6 million for the year ended December 31, 2010. Our ability to reflect a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At September 30, 2011, our accumulated deficit was $219 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

We are required to comply with certain covenants under the loan agreement, as amended, and our line of credit, including requirements to maintain a minimum EBITDA and maintain certain liquidity ratios, and restrictions on certain business actions without the consent of Silicon Valley Bank (SVB). SVB may require new and more restrictive covenants in the future, with increased costs to the Company. If we are not able to comply with such covenants at a point of time in the future, our outstanding loan balance will be due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, flood, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data, and could prevent us from fulfilling our customers’ orders. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

In January 2011, our former chief executive and chief operating officers both resigned. Our former chief financial officer was named chief executive officer. A replacement chief financial officer was hired in April 2011 and resigned in October 2011. At that time our controller was appointed as interim chief financial officer. We are conducting an executive search for a chief financial officer. We do not intend to name a replacement chief operating officer. In March 2011, we appointed a vice president of customer satisfaction, responsible for directing the quality assurance program as well as managing the product and test engineering organizations. In June 2011, our former chief marketing officer resigned and we appointed a new vice president of worldwide sales in August 2011, to oversee our worldwide sales organization for all product lines. In addition, we appointed a vice president of marketing in October 2011. If we experience further turnover in our key management personnel, we will incur additional expenses and our operating results may be materially and adversely affected.

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

We currently rely on foundry services from Texas Instruments (TI) for commercial manufacturing of our F-RAM products. Our foundry agreements with TI and with IBM may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable. In this event, the engagement of alternative foundry services will become necessary, which would require capital investment and related cash funding, and would likely result in our inability to fill our customers’ orders. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on a limited number of foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.

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

Our nonvolatile memory, microcontroller and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share, any of which could have a material adverse effect on our revenues and results of operations. Our competitors include companies such as ST Microelectronics, Everspin Technologies Inc., Cypress Semiconductor Corporation, Microchip Technology Inc., Atmel Corporation, Fujitsu, Texas Instruments, and Maxim Integrated, which produce or may produce products that compete with our current products and may compete with our future products. Our ability to compete with these and other competitors will depend on a number of factors, including our ability to continue to recruit and retain qualified engineers and other employees, our ability to introduce new and competitive products in a timely manner, the availability of foundry, packaging and testing services for our products to meet our customers’ demands, effective utilization and protection of our intellectual property rights, and general economic and regulatory conditions.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the quarter ended September 30, 2011, was $5.0 million, or 23% of our total revenue.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the three months ended September 30, 2011, approximately 44% of our total product sales revenue was generated by five customers. Our top customers include our distributors. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

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

Our business is also subject to risks generally associated with doing business with third-party manufacturers in non-U.S. jurisdictions including, but not limited to, government regulations and political and financial unrest, which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We are subject to environmental laws that are subject to change and may restrict the marketability of certain of our products, which could adversely impact our financial performance or expose us to future liabilities.

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. Our failure to comply with these laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of product, including without limitation, products that do not meet the various regulations relating to use of lead-free components in products. These regulations include the European Union’s Restrictions on Hazardous Substances (“RoHS”), Directive on Waste Electrical and Electronic Equipment (“WEEE”), and the directive on End of Life for Vehicles (“ELV”); California’s SB20 and SB50 which mimic RoHS; and China’s WEEE adopted by the State Development and Reform Commission. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances (lead, cadmium, hexavalent chromium, mercury, PBB, and PBDE) unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the “ferroelectric memory capacitor”) and are at levels below the threshold concentration levels specified by RoHS and similar directives. However, these directives are still subject to amendment and such changes may be unfavorable to our products. Any supply of products that infringe applicable environmental laws may subject us to penalties, customer litigation or governmental sanctions, which may result in significant costs to us, which could adversely impact our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

There were no purchases of equity securities by the Company during the three months ended September 30, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.71	Change in Control Severance Agreement between the Registrant and Mark R. Kent dated August 31, 2011 (1)

10.72	Change in Control Severance Agreement between the Registrant and Peter Zimmer dated August 31, 2011 (1)

10.73	Second Amended and Restated Change in Control Severance Agreement between the Registrant and Eric A. Balzer dated August 31, 2011 (1)

10.74	Sixth Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 6, 2011

10.75	Seventh Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 31, 2011

10.76	First Amendment to Loan and Security Agreement (Ex-Im Loan Facility) between the Registrant and Silicon Valley Bank dated October 31, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

101.INS	XBRL Instance document *
101.SCH	XBRL Taxonomy extension schema *
101.CAL	XBRL Taxonomy extension calculation linkbase *
101.DEF	XBRL Taxonomy extension definition linkbase *
100.LAB	XBRL Taxonomy extension label linkbase *
101.PRE	XBRL Taxonomy extension presentation linkbase *

Notes to Exhibits List:

(1)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on September 7, 2011
*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION

(Registrant)

/s/ Gery E. Richards
Gery E. Richards
Interim Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date: November 4, 2011