Form 10-K
period 2011-12-31
RAMTRON INTERNATIONAL CORP
filed 2012-03-07
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was $83,668,480 based on the closing price of our common stock as reported on the Nasdaq Global Market.

As of March 2, 2012, 35,334,702 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Unless otherwise indicated by the context, the terms “Ramtron,” “the Company,” “we,” “us,” and “our,” refer to Ramtron International Corporation and our consolidated entities described in Part II. Item 8. Financial Statements and Supplementary Data – Note 1 of the Notes to Consolidated Financial Statements.

Item 1.	BUSINESS

We are a fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in many markets for a wide range of applications. We pioneered the integration of ferroelectric materials into semiconductor products, which enabled the development of a new class of nonvolatile memory, called ferroelectric random access memory (F-RAM). F-RAM products merge the advantages of multiple memory technologies into a single device that retains information without a power source, can be read from and written to at very fast speeds, written to many times, consumes low amounts of power, and can simplify the design of electronic systems. We believe that the characteristics of our technology are conducive to close customer relationships, long application lifecycles and the potential for higher-margin sales than are typical of commodity semiconductor memory products.

We also integrate wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection into our devices. This has enabled classes of products that address the growing market need for more functional, efficient and cost-effective semiconductor products.

Our revenue is derived from the sale of our products and from license, development and royalty arrangements entered into with a limited number of established semiconductor manufacturers. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

2011 Product Highlights and Other Achievements

We announced our W-Family of F-RAM memory products. Devices in the W-Family offer a wide operating voltage range and performance enhancements including a 25% to 50% reduction in active current compared to competing memory devices.

The company’s MaxArias Wireless Memory products were recognized with Electronic Products China magazine’s “Product of the Year” and Application of Electronic Technique (AET) magazine’s “2010 Top Product” award.

We announced upgrades to our family of Processor Companion products targeted at the high-volume, processor-based electronics system market. Our upgraded Processor Companion integrates a precise Real-Time Clock (RTC) and offers competitive advantages for leading-edge electronics manufacturers that seek to reduce part inventory, lower bill-of-material cost, reduce manufacturing steps and potential points of failure, as well as decrease board space.

Taiwan-based King Yuan Electronics Co., LTD (KYEC) was selected to expand the assembly and test capacity for our entire line of F-RAM products. KYEC’s global leadership in semiconductor assembly and test services provides us with additional back-end production capabilities to satisfy customer demand for F-RAM products.

Pre-qualification samples were announced of a 64-Kilobit (Kb) F-RAM product built on our new manufacturing line at IBM Corporation, in Burlington, Vermont. We are sampling two families of 5-volt serial F-RAM devices in 4K, 16K and 64K densities that are being built on the new manufacturing line.

Financial Information by Segment

Our operations are conducted through one business segment, our semiconductor business. Our semiconductor business designs, develops, markets, and manufactures specialized semiconductor memories and integrated semiconductor solutions.

See Part II. Item 8. Financial Statements and Supplementary Data – Note 11 of the Notes to Consolidated Financial Statements for certain geographic financial information concerning our business.

2011 Overview of Business

In January 2011, the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) resigned and our Board of Directors appointed our former Chief Financial Officer (“CFO”) to the position of CEO. At that time, we commenced a search for a new CFO and also appointed a vice president of customer satisfaction, with responsibilities for directing our quality assurance program, as well as managing our product and test engineering organizations. The Company’s executive management began focusing on improving business process management systems, which included increasing the sophistication of our product design methodologies, implementing a capable product realization process, and establishing high-quality manufacturing and supply chain management processes.

During the first quarter of 2011, we shipped the remaining product inventory that was built by our prior Japanese foundry, and continued to transition our product manufacturing to our established US foundry. As we made the transition to our established foundry, our products were supply constrained, leading to product allocations and increases in past due backlog. To ease the supply constraints, we rapidly secured greater wafer output from our established foundry, which significantly increased the number of devices we were able to build throughout the year to satisfy our past due backlog.

While we were transitioning our product manufacturing to our established foundry, we also made solid progress toward establishing a new wafer foundry for commercial production. Process improvements during the first quarter at the new wafer foundry allowed us to sample the first pre-qualification devices to customers.

During the second quarter of 2011, the Company’s revenue grew as wafer production and test capacity were increased. With the increased manufacturing capacity, the Company established a plan to fully resolve its supply constraints before the end of 2011. A new CFO was appointed in April 2011.

As we demonstrated our ability to deliver products and manage the challenges of our foundry transition, we began focusing on further strengthening our operational capabilities. We implemented a comprehensive ongoing program of process review and continual improvements that were designed to attain and maintain operational excellence across the company. This included reducing product costs, improving demand forecasting, increasing on-time deliveries, and accelerating product launches.

As a result of our efforts earlier in the year, revenue grew to a record level during the third quarter of 2011, which was driven by increased product shipments to customers as we reduced our past due backlog, executed our capacity expansion plan and continued to resolve our wafer manufacturing, product assembly and test-related supply constraints.

In August, 2011, we appointed a new vice president of worldwide sales with 29 years of semiconductor sales management, engineering, marketing and quality assurance experience. In October 2011, our CFO resigned and we appointed our controller as Interim CFO. We also named a new vice president of marketing, with 10 years of semiconductor industry experience, to lead the company’s global marketing team with overall responsibility for product line marketing, applications and technical support.

The fourth quarter of 2011 marked the completion of the foundry transition we began a year earlier. As anticipated, we satisfied our remaining past due backlog as we resolved our supply constraints. However, the pace of new orders slowed as a result of weak industry conditions. We reduced spending and wafer production during the fourth quarter and took further cost reduction measures to ensure that we remained financially sound. Despite the reductions, we expect to continue investing in revenue generating opportunities, driving new product development, and continuing to strengthen resources for an anticipated business upturn in 2012.

General Industry Background

Semiconductor products are typically classified as analog, digital, or mixed signal. Analog semiconductors are devices that have the ability to sense continuous real-world parameters like voltage, flow, pressure, temperature, velocity, and time. Digital semiconductors, such as memories, store or process information via circuit-based on and off switches. Digital semiconductors store, process and manipulate data once the analog components have conditioned the inputs or signals. Mixed-signal semiconductors are integrated products that combine analog and digital circuit functions into a single device and are generally considered the most specialized and complex type of semiconductors in the market.

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

Nonvolatile memories were originally designed using a read only memory (ROM) architecture, which allows data to be written once and retained even when the power is turned off or lost. Technology advances in ROM-based memories now allow data to be written and erased multiple times as well as to retain data without a power source. Despite these advances, ROM-based devices’ write operations require a significant amount of power, are slow, and degrade relatively quickly. Among the more advanced ROM-based devices on the market today are electrically erasable programmable read only memory (EEPROM) and FLASH memory. EEPROM is a low density nonvolatile memory solution that is generally used because of its low cost. FLASH memory is used because of its very low cost per bit and high density data storage capability. Despite their relative low cost, EEPROM and FLASH suffer from the performance disadvantages of ROM-based memory.

In an effort to create a nonvolatile memory with high read/write speeds, a hybrid memory, called battery-backed SRAM (BBSRAM) was created. While BBSRAMs allow higher speed data storage, the battery attachment makes the device larger in size, more expensive, and introduces battery-related reliability, lifetime and adverse environmental issues.

EEPROM, FLASH, and BBSRAMs are used by system designers and are more or less standardized. As is the case with most commodities, price is the main differentiator. While these products are widely produced and incorporated in many applications, technical limitations such as write speed, power consumption, endurance and ease of use prevent one or more of these nonvolatile memory devices from being implemented in certain situations.

Due to the large market for semiconductor memory products and the technical limitations of existing nonvolatile memory products, a market opportunity for alternative memory technologies has evolved. This has made F-RAM the most commercially successful of the alternative nonvolatile memory technologies. Other technologies, such as magnetic random access memory (MRAM), have begun selling commercially, and ovonics and molecular memory are still in their early stages of development and have yet to demonstrate commercial viability and achieve market acceptance.

Integration Trend - Mixed-Signal Devices

In a typical system design, analog inputs are gathered by sensing devices and then conditioned for use by digital circuits. Once the analog inputs are converted into digital data by analog-to-digital conversion circuitry, digital devices such as memory are used to manipulate and store the data, which is used to achieve a desired result or function in the system.

Until recently, analog and digital functions were performed by stand-alone components that worked alongside each other within the system. Due to the increasing complexity of products, the advancement of product features and the desire among original equipment manufacturers to decrease the size and cost of electronic systems, the market has progressed toward integrating analog and digital components into stand-alone mixed-signal semiconductor devices. Analog products that are commonly integrated into an electronic system include temperature sensors, op amps, and regulators. This analog circuitry operates in conjunction with digital devices such as memories. Mixed-signal devices are typically designed to control or perform very specific tasks in a system. Advances in process technology and design capabilities now allow the integration of analog and digital devices into a single device by either embedding the functions onto a single chip or by combining them in a multi-chip package. Integrating functions in a single device has enabled lower overall system costs while increasing functionality and reducing board space requirements. As a result, many integrated semiconductor solutions generally recognize longer product life cycles and relatively higher product margins.

Wireless RFID Connectivity

RFID (Radio Frequency Identification) is used mainly for contactless data transfer. RFID is easily integrated with other technologies to optimize data capture and exchange. RFID uses radio frequency waves to transfer data between a reader and a tag. As the tag enters the RF field, the RF signal powers the tag or turns it on. The tag then transmits the ID and data that has been programmed to the reader. RFID readers (also called Interrogators) translate the radio frequency information into digital information that can be read by software on the host computer. The computer determines the required actions and instructs the reader, which in turn transmits data back to the tag. RFID technologies are quickly expanding in logistics, supply chain, and asset tracking applications in almost every conceivable area around the globe.

Our Products

We design, develop and market specialized semiconductor memory and integrated semiconductor solutions used by customers for a wide range of applications in the metering, computing and information systems, automotive, communications, consumer and industrial, scientific and medical markets. Our product portfolio is comprised of stand-alone memory products and integrated products.

We pioneered the use of ferroelectric technology to produce nonvolatile semiconductor memory products in commercial volumes. Our products have distinct advantages over incumbent nonvolatile memory devices. F-RAM products combine the nonvolatile data storage capability of ROM with the benefits of RAM, which include a high number of read and write cycles, high-speed read and write cycles, and low power consumption. Since demonstrating our first product, we have expanded our F-RAM product line to include various interfaces and densities, which include industry-standard serial and parallel interfaces; industry standard package types; and 4-kilobit (kb), 16-kb, 64-kb, 256-kb, 1-megabit (Mb), 2Mb, 4Mb, and 8Mb densities.

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

Integrated Mixed-Signal Products

Our integrated F-RAM products, called processor companions, are single-chip solutions that replace a number of individual system components to reduce cost and board space. The processor companion family is the most integrated F-RAM product line developed to date and provides on a single chip the most commonly needed system functions for a variety of applications. Processor companions typically combine nonvolatile F-RAM with analog and mixed-signal circuitry such as a real-time clock (RTC), a processor supervisor, and other commonly needed peripheral functions. Our processor Companion products are available in a variety of memory density and mixed-signal feature configurations. Processor companions are used in similar applications to our serial and parallel F-RAM memory technologies but provide more of the system’s functions with a single device.

Wireless Memory Products

Our wireless memory products can be read from and written to via wireless connections to a host system. We surveyed the current broad market for semiconductor products that use memory and concluded that a new class of F-RAM enabled wireless memories could capitalize on the emerging need for high-performance mobile data collection and storage. Wireless capabilities can be added to F-RAM memory through the integration of standardized wireless protocols such as those used for radio frequency identification (RFID) applications.

As the range and sensitivity of RFID technologies has dramatically improved, the technology has rapidly expanded into logistics, supply chain, and asset tracking applications. Along with this expansion has come the requirement for more data to be stored on the mobile tags within the system. Thus far, only a few suppliers have offered tags that offer higher memory capabilities. Most of these solutions are limited to only a few hundred more bits of data storage than the traditional RFID tags provide. A few tags may have up to a few thousand bits of memory but suffer from the slow performance of EEPROM memory technology. Due to the slow nature of reading and writing to EEPROM-based tags, which can range up to tens of seconds, tag users and vendors have not developed and marketed such higher memory tags using standard EEPROM. Combining F-RAM memory technology with standardized RFID communication protocols enables new applications/possibilities in the high memory RFID market.

Markets

Select Nonvolatile Memory and Integrated Semiconductor Applications

Meters	Computing and Information Systems
Electric, Gas, Waste	RAID systems
Taxi	Printers and copiers
Flow	Printer cartridges Servers
Postage	Network attached storage
Automated Meter Reading	Storage area networks

Automotive	Industrial, Scientific and Medical
Restraint systems	Medical instruments
Smart airbag systems	Test equipment
Auto Body controls	Motor controls
Car radio/DVD/Navigation systems	Home automation
Instrumentation clusters	RFID data logging

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

Wireless - To answer the need for higher performance wireless memory devices, we have developed a family of products, named the MaxArias product line, which features F-RAM memory with wireless RFID access using a standard UHF EPCglobal Class-1 Generation-2 protocol. The MaxArias family is ideal for applications spanning many industries including aircraft/industrial manufacturing, inventory control, maintenance tracking, building security, electronic toll collection, pharmaceutical tracking, and product authentication, among others.

Manufacturing

As a fabless semiconductor manufacturer, we design and develop new products for production by contracted manufacturing partners. Outsourcing manufacturing to our foundry partners enables us to avoid the large capital expenditures that would otherwise be required to manufacture our products in commercial volumes.

In 1999, we entered into a manufacturing agreement with Fujitsu Limited for the supply of our F-RAM products with an initial term of five years with automatic one-year renewals. The agreement required Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us. In October 2009, Fujitsu notified us of their intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory to satisfy our product delivery requirements through the first quarter of 2011. We have since transitioned the manufacturing of most of the products previously made by Fujitsu to our US-based foundries at Texas Instruments Incorporated (TI) and IBM Corporation. We no longer rely on Fujitsu for the manufacture of our products.

In 2007, we entered into a commercial manufacturing agreement with TI to manufacture our F-RAM memory products, which was amended in 2011. Under the TI manufacturing agreement, we provide design, testing and other activities associated with product development efforts, and TI provides foundry services for a minimum period of two years with one year automatic renewal periods. In the event we or TI notifies the other party of its desire to terminate the manufacturing agreement for convenience, then the agreement shall terminate two years following such notice of termination. The manufacturing agreement also contains obligations for us with respect to minimum orders and negotiated pricing.

In February 2009, the Company and IBM entered into an agreement in which IBM provides F-RAM manufacturing services to us on a purchase order basis. The Company and IBM also entered into an Inbound Equipment and Program Loan Agreement, pursuant to which we loan specialized equipment to IBM to manufacture products for us. IBM has provided us with facility design and fit up, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products. We have provided tools, peripheral equipment, technology and specifications required for IBM’s manufacture of our products. We have also provided our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. The term of the agreement extends through December 31, 2016, subject to earlier termination under certain conditions. On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM. This agreement provides for the supply of equipment and services by IBM and the Company in connection with IBM’s manufacture of products for us in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. This project continues to be behind schedule, but pre-qualification product samples and a custom device built on the IBM manufacturing line are currently shipping to customers.

We subcontract with domestic and non-U.S. companies to assemble, package and test our manufactured products. Assembly and testing services performed by such subcontractors are conducted in accordance with processes designed by us or the third-party manufacturers and are implemented under the supervision of our product engineers or such third-party manufacturers.

Patents and Proprietary Rights

We rely on a combination of patents, copyrights, trademarks and trade secrets to establish and protect our intellectual property rights. We hold 87 United States patents covering key aspects of our products and technology. These patents will expire at various times between November 2012 and August 2029. We have applied for 25 additional United States patents covering certain aspects of our products and technology. We have also taken steps to apply for patents in jurisdictions outside the U.S. on our products and technology. We hold 6 non-U.S. issued patents and have one non-U.S. patent application pending. One non-U.S. patent is co-owned with Mitsubishi Materials Corporation.

Our patents cover some of the critical aspects of F-RAM technology, which we believe is a significant deterrent to other companies commercializing ferroelectric-based memory and integrated products that do not have a license to produce products with our technologies. We use our technological and engineering expertise to develop proprietary technologies for high quality, technologically advanced products that meet the complex and diverse needs of our customers. Our engineers have specific know-how in F-RAM technology-based product design.

We have licensed our F-RAM technology to several companies, including Fujitsu, Toshiba, Samsung Electronics Company, Ltd. (Samsung), Infineon, NEC, Rohm Semiconductor, and TI. We also have cross-licensing arrangements with National Semiconductor and Symetrix Corporation. Some of these licensing arrangements provide us with the right under certain conditions to call on the licensee’s manufacturing capacity as well as to receive royalty payments, while others include only royalty provisions.

Customers

We serve direct customers worldwide, including leading original equipment manufacturers (OEMs) and subcontract manufacturers in a broad range of industries. Additionally, our distributors sell to customers worldwide, through which we indirectly serve a broad base of customers.

Our sales regions include the Americas, Europe, Asia/Pacific and Japan. We believe that we are not particularly vulnerable to regional economic fluctuations in a specific part of the world. For fiscal years 2011 and 2010, based upon product shipment destination, international sales comprised approximately 90% and 88%, respectively, of our net revenue.

For fiscal year 2011, approximately 41% of our total product sales revenue was generated by five customers. One customer represented 11% of our total product sales revenue and no other customers contributed more than 10% of our total product sales revenue. Our top customers include authorized distributors that sell to a variety of end customers.

Sales and Marketing

In addition to our Colorado Springs, Colorado headquarters facility and our California design and engineering facility, we employ full-time sales and customer service personnel throughout the US, Canada, Japan, United Kingdom, South Korea, Singapore, Taiwan and China. We have approximately 50 regionally-based channel partners that include manufacturing representatives and a global network of distributors to service and support our customers. These regionally-focused firms work with our sales and field applications teams to identify new customers, solve customer problems, and provide technical support and other services to our customers. For the year ended December 31, 2011, approximately 80% of our product sales were through our distributor network, while direct customers accounted for approximately 20% of our revenue.

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

We consider our F-RAM products to be competitive with other nonvolatile memory devices such as EEPROM, BBSRAM, and MRAM products. Although FLASH memory products are a class of nonvolatile memory, we do not compete with FLASH due to its relatively higher storage capacity and lower cost per bit, as compared to F-RAM. Nonvolatile memory products are manufactured and marketed by major corporations possessing wafer manufacturing and integrated circuit production facilities such as ST-Microelectronics N.V., Atmel Corporation, Cypress Semiconductor Corporation, and by specialized product companies, such as Intersil Corporation, Maxim Integrated and Integrated Silicon Solution Inc.

Our licensees may market products that compete with our F-RAM products. Most of our licensees have the right to manufacture and sell F-RAM products; however, with the exception of Fujitsu, we are not aware of any licensees that market competitive F-RAM products. Our recent supply constraints made us more vulnerable to competition from Fujitsu on some products that are near functional equivalents to products we sell. Under our agreements with Rohm, Toshiba, Fujitsu, Samsung, Infineon, NEC, National Semiconductor, Symetrix Corporation and TI, we granted each of those companies a non-exclusive license to F-RAM technology, which includes the right to manufacture and sell products using F-RAM technology. Most of these license agreements provide for the continuation of the license rights to our technology and know-how after expiration or termination of the agreements.

Competition affecting our F-RAM products may also come from emerging alternative nonvolatile technologies such as phase change memory or other developing technologies.

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

We seek to maintain our leadership role in F-RAM technology development by working in cooperation with leading semiconductor manufacturers to further the development of our proprietary F-RAM technology. We are presently engaged in F-RAM technology manufacturing or process development programs with TI and IBM Corporation.

Research and development expenses were $18.3 million in 2011 and $17.0 million in 2010.

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

We are subject to laws and regulations relating to the use of and human exposure to hazardous materials. These regulations include the European Union’s Restrictions on Hazardous Substances (“RoHS”), Directive on Waste Electrical and Electronic Equipment (“WEEE”), and the directive on End of Life for Vehicles (“ELV”); California’s SB20 and SB50 which mimic RoHS; and China’s WEEE adopted by the State Development and Reform Commission. New electrical and electronic equipment sold in the European Union may not exceed specified concentration levels of any of the six RoHS substances, including lead, unless the equipment falls outside the scope of RoHS or unless one of the RoHS exemptions is satisfied. Our products as manufactured contain lead, but in ceramic form (the “ferroelectric memory capacitor”), and are at levels below the threshold concentration levels specified by RoHS and similar directives.

Employees

As of February 29, 2012, we had approximately 137 employees, including 38 in research and development, 50 in manufacturing, 32 in marketing and sales, and 17 in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. None of our non-executive employees currently have employment contracts or post-employment non-competition agreements. We believe that our employee relations are good.

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

We recognized a net loss of $1.8 million for the year ended December 31, 2011, and had net income for the year ended December 31, 2010 of $1.6 million. Our ability to generate a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At December 31, 2011, our accumulated deficit was $219 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

We may need to raise additional funds to finance our operations.

In view of our expected future working capital requirements in connection with the fabrication and sale of our specialized memory and integrated semiconductor products, as well as our projected research and development and other operating expenditures, we may be required to seek additional equity or debt financing. We cannot be sure that any additional financing or other sources of capital will be available to us on acceptable terms, or at all. The inability to obtain additional financing when needed would have a material adverse effect on our business, financial condition and operating results, which could adversely affect our ability to continue our business operations. Under our existing financing arrangements, we would be required to obtain approval from our current lender, Silicon Valley Bank (SVB), for any additional debt financing. If additional equity financing is obtained, any issuance of common or preferred stock or convertible securities to obtain funding would result in dilution of our existing stockholders’ interests.

We are subject to certain covenants related to our bank loan and line of credit and such covenants may be challenging to the Company.

We are required to comply with certain covenants under our loan agreement, as amended, and our line of credit, including requirements to maintain a minimum EBITDA and maintain certain liquidity ratios, and restrictions on certain business actions without the consent of SVB. SVB may require new and more restrictive covenants in the future, with increased costs to the Company. If we are not able to comply with such covenants at a point of time in the future, our outstanding loan balance will become due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed.

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

We may be subject to intellectual property infringement claims by others that result in costly litigation and could harm our business and ability to compete. Our industry is characterized by the existence of a large number of patents, as well as frequent claims and related litigation regarding these patents and other intellectual property rights. In particular, many leading semiconductor memory companies have extensive patent portfolios with respect to manufacturing processes, product designs, and semiconductor memory technology, including ferroelectric memory and wireless communication technologies. We may be involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity of property rights of others, or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose. Also, we cannot be certain that third parties will not make a claim of infringement against us or against our licensees in connection with their use of our technology. In the event of claims of infringement against our licensees with respect to our technology, we may be required to indemnify our licensees, which could be very costly. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and diversion of technical and management personnel, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with our use of our technology would harm our business and result in significant cash expense to us to cover litigation costs, as well as the reduction of future license revenue.

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

If a major earthquake, power outage or other natural disaster occurs that damages our contract manufacturers’ facilities or restricts their operations, or interrupts our suppliers’ or customers’ communications, our business, financial condition and results of operations would be materially adversely affected. A major earthquake or other natural disaster near one or more of our major suppliers could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

In January 2011, our former CEO and COO both resigned. Our former CFO was appointed as CEO. A replacement CFO was hired in April 2011 and later resigned in October 2011. At that time our controller was appointed as interim CFO. We are conducting an executive search for a new CFO and do not intend to name a replacement COO. In March 2011, we appointed a vice president of customer satisfaction, responsible for directing the quality assurance program as well as managing the product and test engineering organizations. In June 2011, our former chief marketing officer resigned and we appointed a new vice president of worldwide sales in August 2011, to oversee our worldwide sales organization for all product lines. In addition, we appointed a vice president of marketing in October 2011. If we experience further turnover in our key management personnel, we may incur additional expenses and our operating results may be materially and adversely affected.

General economic trends and other factors, including another worldwide credit crisis, may negatively affect our business.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

Our products are complex and any defects in our products may result in liability claims, an increase in our costs and a reduction in our revenue.

Our products are complex and may contain defects, particularly when first introduced or as new versions are released or defects may result from the manufacturing process employed by our foundries. We develop integrated semiconductor products containing functions in addition to memory, thereby increasing the overall complexity of our products. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any defects prior to delivery of our products to our customers. However, we rely on both in-house personnel and subcontractors to perform our testing. Because our products are manufactured by third parties and involve long lead times, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers if problems occur in the manufacture or operation or performance of our products. These defects also could cause us to incur significant re-engineering or production costs, divert the attention of our engineering personnel from our new product development efforts and cause significant customer relations issues and damage to our business reputation. Any defects could require product replacement, cost of remediation, or recall of products, or we could be obligated to accept product returns. Any of the foregoing could cause us to incur substantial costs and harm our business. A defect or failure in our product could cause failure in our customer’s end-product, so we could face product liability claims for property damage, lost profits damages, or consequential damages that are disproportionately higher than the revenue and profits we receive from the products involved. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

We depend on a small number of suppliers for the supply of our products and the success of our business may be dependent on our ability to maintain and expand our relationships with foundries and other suppliers.

We currently rely on foundry services from TI and IBM for commercial manufacturing of our F-RAM products. Our foundry agreements with TI and with IBM may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable. In this event, the engagement of alternative foundry services will become necessary, which would require capital investment and related cash funding, and would likely result in our inability to fill our customers’ orders. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on a limited number of foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.

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

We are also subject to the risks of service disruptions, raw material shortages, or increased prices affecting our foundry suppliers, which could also result in additional costs or charges to us.

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

Our nonvolatile memory and integrated semiconductor products, which presently account for a substantial portion of our revenue, compete against products offered by current and potential competitors with longer operating histories, significantly greater financial and personnel resources, better name recognition and a larger base of customers than we have. In addition, many of our competitors have their own facilities for the production of semiconductor memory components or have recently added significant production capacity. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could force us to decrease our prices, reduce our sales, lower our gross profits or decrease our market share, any of which could have a material adverse effect on our revenues and results of operations. Our competitors include companies such as ST Microelectronics, Everspin Technologies, Cypress Semiconductor, Microchip Technology, Atmel, Fujitsu, TI, and Maxim Integrated, that produce or may produce products that compete with our current products and may compete with our future products. Our ability to compete with these and other competitors will depend on a number of factors, including our ability to continue to recruit and retain qualified engineers and other employees, our ability to introduce new and competitive products in a timely manner, the availability of foundry, packaging and testing services for our products to meet our customers’ demands, effective utilization and protection of our intellectual property rights, and general economic and regulatory conditions.

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

A memory technology other than F-RAM nonvolatile memory technology, such as the competitive technologies mentioned above, may be adopted or become generally accepted in integrated semiconductor products, or in stand-alone memory products, and our competitors may be in a better financial and marketing position than we are to influence such adoption or acceptance. The adoption or acceptance of such alternative memory technology could also render our existing and future products obsolete or unmarketable. Additionally, the inability to supply customer orders with our F-RAM products on a timely basis may also cause those customers to sample or purchase alternative memory products, and thereafter choose to continue using such alternative products even after our F-RAM product supply availability returns.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or the abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the year ended December 31, 2011, was $18.3 million, or 28% of our total revenue.

If we do not accurately anticipate new technologies and standards, or if the products that we develop based on new technologies and standards fail to achieve market acceptance, our competitors may be better positioned to satisfy market demand than us. Furthermore, if markets for new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products or lower selling prices, or both, than we currently anticipate, which would adversely affect our revenue and gross profits. We cannot be certain that any products we may develop based on new technologies or for new standards will achieve market acceptance. If we experience difficulties in manufacturing our existing products on our established or new manufacturing lines, we may have to commit our design and R&D resources to resolving those issues, which may delay the development of new products and compromise our competitive market position.

If we do not continually develop new products that achieve market acceptance, our revenue may decline.

We need to develop new products and new process and manufacturing technologies. We believe that our ability to compete in the markets in which we expect to sell our F-RAM based integrated semiconductor products will depend, in part, on our ability to produce products that address customer needs efficiently and in a cost-effective manner and also our ability to incorporate effectively other semiconductor functions with our F-RAM products. Our inability to successfully develop and have manufactured new products would harm our ability to compete and have a negative impact on our operating results.

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

We depend on IBM and Texas Instruments, our only F-RAM product contract manufacturers, to supply components of the new products, and, if the new products are ordered in substantial quantities, or, if for any other reason, those contract manufacturers are not able timely to supply sufficient components for the new products, our new products may be unsuccessful in the markets, which would result in our not achieving expected revenue from the new products.

We compete in certain markets with some of our F-RAM technology licensees, which may reduce our product sales.

We have licensed the right to fabricate and sell products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and TI, who are currently licensed to use our F-RAM technology, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees, and we have the right under certain of our licensing agreements to negotiate an agreement for a portion of the licensee’s F-RAM product manufacturing capacity. TI may, however, give the development and manufacture of their own F-RAM products a higher priority than ours. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

We may not be able to replace our expected revenue from significant customers, which could adversely affect our business.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the year ended December 31, 2011, approximately 41% of our total product sales revenue was generated by five customers. Our top customers include our distributors. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

Our product allocations and inability to fulfill all of our customers’ orders on a timely basis during the first half of 2011 may have caused certain customers to seek substitute products from our competitors, or to design-out our products and substitute alternative technologies and systems. If any of our significant customers or a substantial number of our other customers find alternative suppliers or adopt alternative means of filling the need for our products, our future orders may be less than anticipated, which may result in increased inventories and decreasing revenues, which would materially and adversely affect our cash flows, operating results and financial condition.

In addition, approximately 80% of our product sales are through our distributor network. These distributors have a right of return for a percentage of their purchases and we could overstate our revenues if we underestimate the potential rate of returns.

We expect that international sales will continue to represent a significant portion of our product sales in the future. As a result, we are subject to a number of risks resulting from such operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks. Such risks include political and economic instability and changes in diplomatic and trade relationships, foreign currency fluctuations, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Competitors based in the countries where we have substantial sales, such as Japan, may be able to supply products to customers in those countries more efficiently and at lower prices than we are able to. There can be no assurance that such factors will not adversely impact our results of operations in the future or require us to modify our current business practices.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;

•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

•	announcements of technological innovations or new products by us or our competitors;

•	competition, including pricing pressures and the potential impact of competitors’ products on our sales;

•	conditions or trends in the semiconductor memory products industry;

•	unexpected design or manufacturing difficulties;

•	any announcement of potential design or manufacturing defects in our products;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and

•	one shareholder owning approximately 9% of our outstanding common stock, the sale of which could affect the stock price.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Our leased space outside the United States is located in the United Kingdom, Japan, Canada, China, Taiwan, and Korea.

We believe that our existing facilities are adequate for our needs in the foreseeable future. If additional leased space is required in the future, we believe such leased space suitable for our needs is readily available.

Item 3.	LEGAL PROCEEDINGS

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing in 2010 and the second in 2011, all parties will submit their final motions in 2013. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2011.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “RMTR.” The following table sets forth the 2011 and 2010 quarterly ranges of the high and low intraday sales prices for the common stock as reported on the Nasdaq Global Market.

2011	High	Low
First Quarter	$3.66	$1.95
Second Quarter	$3.47	$2.17
Third Quarter	$3.18	$1.87
Fourth Quarter	$2.54	$1.88

2010	High	Low
First Quarter	$3.15	$1.74
Second Quarter	$3.59	$2.40
Third Quarter	$4.10	$2.38
Fourth Quarter	$4.17	$3.22

Record Holders

As of March 6, 2012, there were approximately 1,050 record holders of our common stock.

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

Common Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	—	—	—	—
November 1 – November 30, 2011	—	—	—	—
December 1 – December 31, 2011 (1)	24,897	$1.96	—	—

Total	24,897	$1.96	—	—

(1)	Represents shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

Item 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for reasons including those risks discussed under Part I—Item 1A “Risk Factors” and elsewhere in this Form 10-K. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “will,” “may,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” “targeting,” and “potential,” or other similar words. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.

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

Recognition of Revenue. Revenue from product sales to direct customers and distributors is recognized upon shipment as we generally do not have any post-shipment obligations and allow limited rights of return to certain customers. In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied. We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns, or due to insufficient historical product return information. The revenue recorded is dependent upon estimates of expected customer returns and sales discounts based upon both historical data and management estimates.

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

An allowance for sales returns is established based on historical and current trends in product returns and customer rebates. Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates. Also, certain distributors are granted rebates if specific end customers purchase our products. We estimate these rebates at the time of sale and record a related allowance. At December 31, 2011 and 2010, the Company’s reserve for sales returns was $2,300,000 and $1,784,000, respectively.

Deferred Income Taxes. As part of the process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to estimate our income taxes on a consolidated basis. We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts recorded in the consolidated financial statements, and for operating loss and tax credit carryforwards. Realization of the recorded deferred tax assets depends upon the generation of sufficient taxable income in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit and operating loss carryforwards. A valuation allowance is provided to the extent that management deems it more likely than not that the net deferred tax assets will not be realized. The amount of deferred tax assets considered realizable is subject to adjustment up or down in future periods if estimates of future taxable income are changed. Future adjustments could materially affect our financial results and, among other effects, could cause us not to achieve our projected results.

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

RESULTS OF OPERATIONS

Overview

Our total revenue for the year ended December 31, 2011 was $66.4 million. In 2011, 99% of our revenue was derived from sales of our products and 1% of our revenue was derived from customer-sponsored research and development programs, royalties and other income.

In 2011, we introduced 10 new products, which included stand-alone memories, integrated products and a custom integrated circuit device.

Financial Highlights for the Year Ended December 31, 2011

•	Total revenue in 2011 was $66.4 million, which was a decrease of 5% from $70.2 million in 2010.

•	Total product revenue in 2011 was $65.6 million, which was a decrease of 5% from $69.4 million in 2010.

•	Product gross margin in 2011 was 50%, compared to 51% in 2010.

•	2011 results include non-cash, stock-based compensation expense of $1.9 million and an income tax benefit of $1.0 million.

•

By region, sales in 2011 were as follows: Asia Pacific (42% of sales), Americas (14% of sales), Japan (20% of sales), and Europe (24% of sales). These sales are based on the location of the design program that uses the Company’s devices.

2012 Financial Outlook

The following statements are based on our current expectations of results for the first quarter and full-year 2012. These statements are forward looking, and actual results may differ materially from those set forth in these statements. We intend to continue our policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

In light of the near-term demand weakness that the semiconductor industry is facing, and the corresponding cautiousness on the part of our distributors, we believe that the first quarter of 2012 will be down sequentially from the fourth quarter of 2011 and will be the low point for the year.

However, we expect to remain EBITDA positive and expect EPS to be slightly negative to break even for the first quarter. For the remainder of the 2012 fiscal year, we expect revenue to improve sequentially and anticipate that we will be EBITDA positive and achieve GAAP net income for the full year.

For full-year 2012, we are currently targeting:

•	Total revenue of approximately $70 million with a gross product margin of 52%;

•

Total operating expenses of 46% of total revenue. By expense line item, sales and marketing to be 14% of total revenue, research and development to be 23% of total revenue, and general and administrative to be 9% of total revenue;

•	GAAP net income of approximately $0.03 per share for the full-year 2012.

2012 Business Outlook

During 2012 management plans to:

•	Introduce a family of low-energy F-RAM memory products;

•	Introduce an upgrade to our wireless memory product;

•	Introduce the Company’s first secure memory product;

•	Introduce the Company’s first system-on-chip platform product.

RESULTS OF OPERATIONS FOR THE YEAR ENDED

DECEMBER 31, 2011 AS COMPARED TO DECEMBER 31, 2010

Revenue

(in thousands, except average selling price)		2011		2010
Product sales		$65,617		$69,399
	% change compared to prior period		(5%)
Units shipped		59,427		69,244
	% change compared to prior period		(14%)
Average selling price		$1.10		$1.00
	% change compared to prior period		10%
Other revenue		$791		$805
	% change compared to prior period		(2%)
Total revenue		$66,408		$70,204
	% change compared to prior period		(5%)

2011 to 2010:

Product revenue was $65.6 million, which was a decrease of $3.8 million from 2010. This decrease was due primarily to our supply chain issues that impacted our revenue for the first half of 2011. We believe these constraints are now resolved and will not be a factor in 2012.

Average Selling Price (ASP) increased 10% from full-year 2011 to full-year 2010. This increase was due to high-volume sales in 2010 of a custom built device for our printer cartridge business, which had a relatively lower average selling price compared to our other products. In 2010 the custom device accounted for approximately 17% of our units shipped, and there were no sales of this product in 2011.

Other revenue, consisting of license and development fees and royalty income, was $791,000, which was a 2% decrease from $805,000 in 2010. For 2012, we expect a significant decrease in other revenue, as a technology licensing agreement that we entered into 10 years ago will expire in the first quarter of 2012.

Cost of Product Sales

(in thousands)	2011	2010
Cost of product sales	$32,950	$33,896
Gross margin percentage	50%	51%

2011 to 2010:

Cost of product sales was $33.0 million in 2011, which was a decrease of approximately $900,000 from 2010. The decrease was primarily due to a $3.8 million decrease in product sales on a relatively flat gross margin from year to year. In addition, the company sold a higher percentage of lower density products in 2011, which have a lower gross margin than our high density parts, thus contributing to the 1% gross margin decrease from the prior year.

Research and Development Expense

(in thousands)	2011	2010
Research and development expense	$18,286	$16,965
Percentage of total revenue	28%	24%

2011 to 2010:

Research and development expense was $18.3 million in 2011, which was an increase of $1.3 million from 2010. This increase was primarily due to increased engineering wafer costs associated with our IBM foundry in Burlington, Vermont.

Sales and Marketing Expense

(in thousands)	2011	2010
Sales and marketing expense	$9,824	$9,159
Percentage of total revenue	15%	13%

2011 to 2010:

Sales and marketing expense was $9.8 million in 2011, which was an increase of $665,000 from 2010. This increase was primarily due to the hiring of sales and marketing management personnel, coupled with increased administrative costs at our foreign sales locations. Also contributing to this increase were severance payments made to our former chief marketing officer during 2011.

General and Administrative Expense

(in thousands)	2011	2010
General and administrative expense	$7,332	$6,475
Percentage of total revenue	11%	9%

2011 to 2010:

General and administrative expenses were $7.3 million in 2011, which was an increase of $857,000 from 2010. This increase was due primarily to severance payments to our prior CEO in 2011, which were partially offset by reductions in variable compensation in connection with his resignation. Also contributing to this increase were additional executive search agency fees and outside consultant fees during 2011.

Other Non-Operating Income (Expense)

(in thousands)	2011	2010
Interest expense	$(783)	$(810)
Other expense	$(12)	$(383)
Income tax (provision) benefit	$1,020	$(931)

2011 to 2010:

Interest expense was $783,000 for 2011, which was a decrease of $27,000 from 2010. This decrease was due to lower average principal balances outstanding throughout 2011, compared to the year ending December 31, 2010.

Other expense was $12,000 for 2011, compared to $383,000 in 2010. During 2010, the Company scrapped obsolete assets with a net book value totaling approximately $473,000, which was offset by foreign currency transaction gains and interest income.

The Company recorded a $1,020,000 non-cash tax benefit for 2011, due to a net operating loss for the year. The income tax provision for 2010 was $931,000, which was an effective tax rate of 37% of our 2010 net income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the year ended December 31, 2011 and 2010, are summarized as follows:

(in thousands)	2011	2010
Cash provided by (used for):
Operating activities	($9,566)	$5,369
Investing activities	(3,833)	(6,814)
Financing activities	8,225	3,888
Effect of exchange rate changes on cash	(35)	(39)

Net increase (decrease) in cash and cash equivalents	($5,209)	$2,404

Cash Flow provided by (used for) Operating Activities

The net amount of cash used for operating activities during 2011 was $9.6 million. Cash was used to fund our working capital, which included a $18.7 million increase in inventory from the prior year. This increase was partially offset by an increase of $3.1 million in accounts payable and accrued liabilities and a $2.4 million decrease in our accounts receivable balances.

The net amount of cash provided by operating activities during 2010 was $5.4 million. This was due primarily to earnings from operations after adjusting for non-cash items and increases in accounts payable and accrued liabilities during 2010. This was offset in part by an increase in accounts receivable.

Cash Flow used for Investing Activities

The net amount of cash used for investing activities during 2011 was $3.8 million, which was primarily related to $3.6 million of purchases of test equipment throughout the year in order to resolve supply constraints in our back-end processing, coupled with other capital purchases throughout the year. This was offset by $1.5 million in proceeds from a sale-leaseback transaction.

The net amount of cash used for investing activities during 2010 was $6.8 million, which was related primarily to $6.6 million of capital purchases associated with our new foundry initiative. We began depreciating this machinery on a straight-line basis over ten years during the quarter ending December 31, 2011.

Cash Flow provided by Financing Activities

The net amount of cash provided by financing activities during 2011 was $8.2 million, which was primarily related to net proceeds of $9.8 million from our sale of common stock in August 2011, coupled with $1.7 million of proceeds received from employee stock option exercises. Partially offsetting these increases were debt service payments of $3.3 million.

The net amount of cash provided by financing activities during 2010 was $3.9 million. The primary source of cash was $6.0 million of proceeds from our term loan obtained in June 2010, partially offset by $2.4 million of payments on our outstanding debt.

Liquidity

Our future liquidity depends primarily on revenue, gross margins, control of operating expenses, management of our working capital and capital expenditures, and our ability to obtain financing. Based upon our expected future demand, current sales backlog and consumption of our inventory, we believe that we have sufficient resources from cash on hand, funds from operations, and availability under our secured line of credit facility to fund operations through at least the fourth quarter of 2013.

The Company had $4.7 million in cash and cash equivalents at December 31, 2011. We also have approximately $3.6 million available to us under our $5.5 million secured line of credit facility. As of December 31, 2011, we had no amounts outstanding under our secured line of credit facility.

Our cash and cash equivalents decreased by $5.2 million during 2011, primarily due to the funding of an $18.7 million increase in total inventories. The increase in inventories is related to the receipt of wafers ordered earlier in 2011, while we were managing our supply constraints and working to satisfy past due customer orders. As the semiconductor industry began to weaken toward the end of 2011, wafer orders were reduced during the fourth quarter of 2011, but some were non-cancellable, which caused the increase in our inventory at year-end. We are focusing on returning to desired inventory levels and converting the inventory into cash through product sales. If operating cash flow is not sufficient to fund these purchases, we will borrow funds against our line of credit facility with SVB and pursue other potentially available sources of cash. On February 29, 2012, we negotiated an extension of our line of credit facility through February 28, 2013.

At December 31, 2011 no amounts were outstanding under our secured revolving line of credit facility and we had availability of $3.6 million under this facility. The availability under this line of credit facility, which is measured on a monthly basis, could fluctuate as it is primarily based on eligible accounts receivable.

At December 31, 2011, we had outstanding capital commitments of approximately $100,000. Expenditures incurred for capital and engineering support for our IBM foundry project from inception to date have been approximately $31 million, and wafer production began on this line during 2011, with initial commercial shipments to customers in early 2012.

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

Debt Instruments

On June 28, 2010, the Company and SVB executed a Second Amendment (the “Second Amendment”) to our Amended and Restated Loan and Security Agreement dated August 18, 2009 (the “Amended Loan Agreement”). The Amendment provides for a 4-year $6.0 million term loan with a fixed interest rate of 6.5% per annum. The maturity date for the term is June 28, 2014. Principal payments are fixed at $125,000 per month plus accrued interest.

We are required to comply with certain covenants under our line of credit and loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions, such as payment of cash dividends, without the consent of SVB. Our loss for the first quarter of 2011 would have prevented us from meeting our existing fixed charge coverage ratio at that time. Upon notifying SVB of the likelihood that we would violate the loan covenants, SVB waived compliance of this covenant along with our adjusted quick ratio for the first two quarters of 2011. They replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We met these revised covenants for the quarter ending March 31, 2011.

During June, 2011, the Company and SVB determined that we were not in compliance with our liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Company’s Amended Loan Agreement. SVB waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. The amendment also provided for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the amendment, we also replaced our existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that guarantees advances of eligible foreign accounts.

On December 30, 2011 the Company and SVB executed an additional amendment to the Amended Loan Agreement to provide for a decrease of the total amount available under the revolving line from $7.5 million to $5.5 million, which is offset by the elimination of the letter of credit, foreign exchange and cash management services sublimits, which totaled approximately $1,900,000 as of December 31, 2011. This amendment also extended the maturity date to January 31, 2012, at which time the Company and SVB further extended the maturity date to February 29, 2012.

On February 29, 2012, the Company and SVB executed a new Amended and Restated Loan and Security Agreement, which extended the maturity of our revolving line of credit to February 28, 2013. As a result of this extension, the amount available under the line was increased from $5.5 million to $7.5 million. The borrowing base was adjusted to include eligible raw materials, work in process and finished goods inventory, capped at $1 million for domestic inventory and $3 million for export inventory, further capped by eligible accounts receivable limits. We are required to pay-down up to $1.25 million of our term loan during the first quarter of 2012, with a resultant reduction of principal payments over the remaining term of the loan.

At December 31, 2011 no amounts were outstanding under our secured revolving line of credit facility and we had availability of $3.6 million under this facility. The availability under this line of credit facility, which is measured on a monthly basis, could fluctuate as it is primarily based on eligible accounts receivable.

If we cannot sell and ship product consistently throughout the quarter, our borrowing base relating to accounts receivable could be materially impacted. If we cannot generate sufficient cash from operations or obtain a sufficient borrowing base on our secured line of credit facility, we may seek to obtain additional equity or debt financing. Additional debt financing would require approval from SVB in accordance with the covenants in our existing agreements.

We currently have six capital leases outstanding, totaling approximately $4.2 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have standby letters of credit in favor of four of the lessors for approximately $1.8 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2011, the present value of this promissory note is $478,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of December 31, 2011 was $500,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ramtron International Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Ramtron International Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based upon the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramtron International Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 7, 2012

Denver, Colorado

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

For the years ended December 31, 2011 and 2010

(in thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,736	$9,945
Accounts receivable, less allowances of $2,307 and $1,814, respectively	7,556	9,910
Inventories	20,250	5,412
Current portion of deferred income taxes, net	338	368
Other current assets	1,187	2,332

Total current assets	34,067	27,967
Inventories, long-term	2,581	—
Property, plant and equipment, net	23,072	21,170
Intangible assets, net	2,703	2,746
Deferred income taxes, net	5,687	4,551
Other assets	466	398

Total assets	$68,576	$56,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,185	$5,995
Accrued liabilities	2,601	1,843
Deferred revenue	—	564
Current portion of long-term debt	4,202	3,284

Total current liabilities	12,988	11,686
Other long-term liabilities	210	218
Deferred revenue	—	6
Long-term debt, less current portion	7,711	8,924

Total liabilities	20,909	20,834

Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 34,838,240 and 27,539,562 shares issued and outstanding, respectively	348	275
Additional paid-in capital	266,668	253,280
Accumulated other comprehensive loss	(378)	(345)
Accumulated deficit	(218,971)	(217,212)

Total stockholders’ equity	47,667	35,998

Total liabilities and stockholders’ equity	$68,576	$56,832

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2011 and 2010

(in thousands, except per share amounts)

	2011	2010
Revenue:
Product sales	$65,617	$69,399
License and royalty revenue	791	805

	66,408	70,204

Costs and expenses:
Cost of product sales	32,950	33,896
Research and development	18,286	16,965
Sales and marketing	9,824	9,159
General and administrative	7,332	6,475

	68,392	66,495

Operating income (loss)	(1,984)	3,709
Interest expense	(783)	(810)
Other expense	(12)	(383)

Income (loss) before income tax (provision) benefit	(2,779)	2,516
Income tax benefit (provision)	1,020	(931)

Net income (loss)	$(1,759)	$1,585

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(33)	(41)

Comprehensive income (loss)	$(1,792)	$1,544

Net income (loss) per common share:
Basic	$(0.06)	$0.06

Diluted	$(0.06)	$0.06

Weighted average common shares outstanding:
Basic	30,258	27,077

Diluted	30,258	28,157

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011 and 2010

(in thousands, except par value amounts)

	Common Stock ($.01 Par Value)
			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2009	27,170	$272	$251,287	$(304)	$(218,797)	$32,458
Exercise of options	229	2	496	—	—	498
Stock-based compensation expense	—	—	1,656	—	—	1,656
Shares and cash issued for restricted stock and restricted stock units (1)	140	1	(159)	—	—	(158)
Cumulative foreign currency translation adjustments	—	—	—	(41)	—	(41)
Net income	—	—	—	—	1,585	1,585

Balances, December 31, 2010	27,539	$275	$253,280	$(345)	$(217,212)	$35,998
Exercise of options	915	9	1,826	—	—	1,835
Stock-based compensation expense	—	—	1,902	—	—	1,902
Issuance of common stock	5,462	55	9,785	—	—	9,840
Shares and cash issued for restricted stock and restricted stock units (1)	922	9	(125)	—	—	(116)
Cumulative foreign currency translation adjustments	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(1,759)	(1,759)

Balances, December 31, 2011	34,838	$348	$266,668	$(378)	$(218,971)	$47,667

(1)	Includes shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

(in thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,759)	$1,585
Adjustments used to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,532	1,827
Amortization	253	251
Loss from asset disposition	—	473
Provision for (recovery of) bad debts	(36)	30
Stock-based compensation	1,902	1,656
Deferred income taxes	(1,106)	874
Imputed interest on note payable	32	43
Inventory write-off and scrap	1,327	1,290
Changes in assets and liabilities:
Accounts receivable	2,390	(1,961)
Inventories	(18,746)	136
Accounts payable and accrued liabilities	3,138	904
Deferred revenue	(570)	(639)
Other assets and liabilities	1,077	(1,100)

Net cash (used in) provided by operating activities	(9,566)	5,369

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,123)	(6,621)
Proceeds from insurance and sale of assets	1,500	4
Purchase of intellectual property	(210)	(197)

Net cash used in investing activities	(3,833)	(6,814)

Cash flows from financing activities:
Proceeds from line of credit	1,500	2,000
Payments on line of credit	(1,500)	(2,000)
Proceeds from term loan	—	6,000
Principal payments on long-term debt	(3,334)	(2,452)
Issuance of common stock	11,559	340

Net cash provided by financing activities	8,225	3,888

Effect of foreign currency	(35)	(39)

Net increase (decrease) in cash and cash equivalents	(5,209)	2,404

Cash and cash equivalents, beginning of period	9,945	7,541

Cash and cash equivalents, end of period	$4,736	$9,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$776	$760

Cash paid for income taxes	$97	$77

Property, plant and equipment financed by capital leases	$1,500	$1,400

Amounts included in capital expenditures but not yet paid	$85	$2,274

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

We also integrate with our memory products wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection functions into our devices. This has enabled new classes of products that address the growing market need for more functional, efficient and cost effective semiconductor products.

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

The accompanying audited consolidated financial statements for the years ended December 31, 2011 and 2010 have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”). The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States. Certain amounts reporting in prior periods have been reclassified to conform to the current presentation.

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

Accounts Receivable. Accounts receivable consists of amounts billed and currently due from customers. We extend credit to customers in the normal course of business and maintain an allowance for bad debts and an allowance for returns and discounts. The bad debt allowance is based upon specific customer collection issues. The allowance for returns and discounts is based primarily on historical experience and management estimates.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined using average costs. We write down inventory to net realizable value if lower than original cost.

Deferred Income Taxes. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting basis and operating loss and tax credit carry forwards. Refer to Note 9 for the types of differences that give rise to significant portions of deferred income tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. We record a valuation allowance to reduce deferred tax assets to an amount we believe is more likely than not expected to be realized.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets and commence once the assets are ready for their intended use. Leased assets will be depreciated over their estimated useful lives. Assets are initially charged to construction in progress until they are ready for their intended use. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Intangible Assets. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 15 to 17 years, and reviewed for impairment when events or changes in circumstances indicate that the intangible asset may be impaired. The amounts capitalized for patents are primarily the cost of securing the patent. Expenditures incurred to renew or extend the life of intangible assets are expensed.

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

Warranty Costs. We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Advertising. We expense advertising costs as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $58,000 and $95,000, respectively.

Stock-Based Compensation. At December 31, 2011, we had one stock-based compensation plan, which is more fully described in Note 8.

During the year ended December 31, 2011, we granted restricted stock units and awards with vesting periods of one to four years and a service condition. The restricted stock units and awards vest in equal annual installments, commencing on the anniversary date of the grant. Restricted stock units and awards are valued using the fair market value of our common stock as of the grant date. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the vesting period. Estimated forfeitures are reviewed periodically and changes to the estimated forfeitures are adjusted through current period earnings. The remaining unvested shares are subject to forfeiture and are restricted as to a sale or transfer up until the vest date.

During 2011, we also granted nonqualified stock options at an exercise price equal to the fair market value of our common stock on the grant date. We applied the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognize compensation expense, net of estimated forfeitures, on a straight-line basis so that the award is fully expensed at the vesting date. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date, and have a contractual term of ten years.

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

New Accounting Standards. In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

NOTE 2.	INVENTORIES

Inventories consist of the following as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Finished goods	$3,726	$733
Work in process – current portion	16,524	4,679

	$20,250	$5,412

Work in process – long-term (1)	$2,581	$—

(1)	Long-term inventory relates to items that the Company does not forecast to sell within one year.

NOTE 3.	OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets. Other current assets consist of the following as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Prepaid expenses	$783	$1,279
Prepaid insurance	170	325
Supplies inventory	231	353
Income tax receivable	—	334
Other	3	41

Total	$1,187	$2,332

Accrued Liabilities. Accrued liabilities consist of the following as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Accrued property taxes	$188	$196
Compensation related expenses	1,827	1,158
Other	586	489

Total	$2,601	$1,843

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	December 31,
		2011	2010
Land	—	$668	$668
Buildings and improvements	7, 10 and 18	7,343	7,274
Equipment	3 and 5	23,998	11,334
Office furniture and equipment	5 and 7	764	762
Leasehold Improvements	3 and 10	6,719	—
Construction in progress (1)	—	1,046	16,064

		40,538	36,102
Less accumulated depreciation and amortization		(17,466)	(14,932)

		$23,072	$21,170

(1)	Property under capital leases of $4.3 million for 2010 is included in construction in progress.

Depreciation expense for property, plant and equipment was $2,532,000 and $1,827,000 for 2011 and 2010, respectively.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	December 31, 2011	December 31, 2010
Patents and core technology	$4,672	$4,462
Accumulated amortization	(1,969)	(1,716)

Intangible assets, net	$2,703	$2,746

Amortization expense for intangible assets was $253,000 and $251,000 in 2011 and 2010, respectively. Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2012 through 2016 and a total of $1.4 million thereafter.

NOTE 6.	LONG-TERM DEBT

Components of long-term debt are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Long-term debt:
Capitalized leases	$4,246	$2,674
National Semiconductor promissory note	478	697
Mortgage note	3,439	3,587
Term loan	3,750	5,250

	11,913	12,208
Long-term debt current maturities	(4,202)	(3,284)

Total	$7,711	$8,924

On August 18, 2009, we executed an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amended Loan Agreement provided for a $6 million working capital line of credit with a $1.75 million sublimit for EXIM (Export-Import Bank qualified receivables) advances, $1.5 million sublimit for foreign accounts receivable, and a sublimit of $3 million for letters of credit and foreign exchange exposure and cash management services. The Amended Loan Agreement provides for interest at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances and loan availability maintained at SVB. Security for the Amended Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The Company draws upon the loan facility for working capital purposes as required.

On June 28, 2010, the Company and SVB executed a Second Amendment to the Amended Loan Agreement. This Amendment provided for a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The term of the loan is four years with fixed principal payments of $125,000 per month plus accrued interest. We have used the proceeds from our term loan facility for working capital and to fund our capital requirements.

We are required to comply with certain covenants under our line of credit and loan agreement, as amended, including requirements to maintain a minimum net worth and maintain certain leverage ratios, and restrictions on certain business actions, such as payment of cash dividends, without the consent of Silicon Valley Bank (SVB). Our loss for the first quarter of 2011 would have prevented us from meeting our existing fixed charge coverage ratio at that time. Upon notifying SVB of the likelihood that we would violate the loan covenants, SVB waived compliance of this covenant along with our adjusted quick ratio for the first two quarters of 2011. They replaced these covenants with a minimum liquidity ratio measured monthly and minimum EBITDA measured on a quarterly basis. We met these revised covenants for the quarter ending March 31, 2011.

During June, 2011, the Company and SVB determined that the Company was not in compliance with its liquidity ratio covenant for the months of April and May of 2011. As a result, on June 30, 2011 the Company and SVB executed a Default Waiver and Fifth Amendment to the Amended Loan Agreement (“Fifth Amendment”). SVB

waived compliance with the liquidity ratio covenant for the months of April and May and adjusted the minimum liquidity ratio and EBITDA covenants. As of June 30, 2011, the Company was in compliance with these revised covenants. The Fifth Amendment also provided for an increase in the working capital line of credit from $6.0 million to $7.5 million, a reduction of the letter of credit, foreign exchange and cash management services sublimits to $1,750,000, and a reduction of the borrowing base to be 50% of the outstanding balance of the Company’s existing term loan. In connection with the Fifth Amendment, the Company also replaced its existing Export-Import (EX-IM) Loan Agreement with a new EX-IM Loan Agreement that guarantees advances of eligible foreign accounts. The Company’s borrowing base associated with EX-IM guarantee is the lessor of $7.5 million or up to 90% of EX-IM foreign accounts that are payable in US dollars, plus up to 65% of EX-IM eligible inventory. In addition, the expiration date of our revolving line of credit was extended from August 18, 2011 to October 31, 2011, and subsequently extended to December 31, 2011.

On December 30, 2011 the Company and SVB executed an Eighth Amendment to the Amended Loan Agreement to provide for a decrease of the total amount available under the revolving line from $7,500,000 to $5,500,000, which is offset by the elimination of the letter of credit, foreign exchange and cash management services sublimits, which totaled approximately $1,900,000 as of December 31, 2011. This amendment also extended the maturity date to January 31, 2012, at which time the Company and SVB executed the Ninth Amendment to further extend the maturity date to February 29, 2012.

On February 29, 2012, the Company and SVB executed a new Amended and Restated Loan and Security Agreement, which extended the maturity of our revolving line of credit to February 28, 2013. As a result of this extension, the amount available under the line was increased to $7.5 million from $5.5 million. The borrowing base was adjusted to include eligible raw materials, work in process and finished goods inventory, capped at $1 million for domestic inventory and $3 million for export inventory, further capped by eligible accounts receivable limits. We are required to pay-down up to $1.25 million of our term loan during the first quarter of 2012, with a resultant reduction of principal payments over the remaining term of the loan.

The net availability under our secured line of credit facility as of December 31, 2011 was $3.6 million. As of December 31, 2011 we had no amounts outstanding on the secured line of credit facility.

The Company currently has six capital leases outstanding totaling $4.2 million, with terms between two and three years and effective interest rates between 9% and 10%. Under these leases, we have standby letters of credit in favor of four of the lessors for approximately $1.8 million.

During 2011, the Company entered into a sales-leaseback transaction. We sold a piece of equipment for $1.5 million and leased this equipment back for a period of 30 months. We agreed to pay $48,000 per month, with a buy out option of no more than $300,000 at the end of the 30-month lease.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of December 31, 2011, the present value of this promissory note was $478,000. We discounted the note at 5.75%. The face value of this note as of December 31, 2011 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of December 31, 2011:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Term loan	$1,500	$1,500	$750	$—	$—	$—	$3,750
National Semiconductor promissory note	250	250	—	—	—	—	500
Mortgage note	158	169	179	190	2,743	—	3,439
Capital leases	2,604	1,112	1,031	—	—	—	4,747
Less amount representing interest on the capital leases and promissory note							(523)

Total debt							$11,913

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$3,750	$3,758	$5,250	$5,244
National Semiconductor promissory note	478	473	697	685
Capital leases	4,246	4,271	2,674	2,747
Mortgage note	3,439	3,389	3,587	3,500

	$11,913	$11,891	$12,208	$12,176

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to interest rate changes subsequent to when the transactions occurred.

NOTE 7.	COMMITMENTS

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2014 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2011 are as follows:

(in thousands)
2012	$315
2013	189
2014	39

Total	$543

Total rent expense on all operating leases was $2.1 million for each of the years ending December 31, 2011 and 2010.

Manufacturing Alliances

In 1999, we entered into a manufacturing agreement with Fujitsu Limited for the supply of our F-RAM products with an initial term of five years with automatic one-year renewals. The agreement required Fujitsu to provide us with a two-year advance notice of any change in its ability or intention to supply product wafers to us. In October 2009, Fujitsu notified us of their intent to discontinue the manufacture of our F-RAM products in March of 2010 and agreed to hold inventory to satisfy our product delivery requirements through the first quarter of 2011. We have since transitioned the manufacturing of the products previously made by Fujitsu to our US-based foundries at Texas Instrument and IBM Corporation. We no longer rely on Fujitsu for the manufacture of our products.

In 2007, the Company and TI entered into a commercial manufacturing agreement for F-RAM memory products, which was amended in 2011. The Company will provide design, testing and other activities associated with product development efforts, and TI will provide foundry services for a minimum period of two years with one year automatic renewal periods. In the event a party so notifies the other party of its desire to terminate the manufacturing agreement for convenience, then the agreement shall terminate two years following such notice of termination. The manufacturing agreement also contains obligations for us with respect to minimum orders and negotiated pricing.

In February 2009, the Company and IBM entered into an agreement in which IBM provides F-RAM manufacturing services to us on a purchase order basis. The Company and IBM also entered into an Inbound Equipment and Program Loan Agreement, pursuant to which we loan specialized equipment to IBM to use in manufacturing products for us. IBM provides us with facility design and fit up, tool installation and tool qualification services in support of IBM’s manufacture of our F-RAM products. We provide tools, peripheral equipment, technology and specifications required for IBM’s manufacture of our products. We also provide our F-RAM technology and engineering expertise to IBM to assist in the integration and process development of our F-RAM products. The term of the agreement extends through December 31, 2016, subject to earlier termination under certain conditions. On December 31, 2009, we entered into an agreement supplementing the previously disclosed Custom Sales Agreement with IBM. This agreement provides for the supply of equipment and services by IBM and the Company in connection with IBM’s manufacture of products for us in future periods and schedules our payments for equipment we are to supply and for IBM’s manufacturing services. This project continues to be behind schedule, but product is currently shipping to customers that is sourced from the IBM factory.

NOTE 8.	STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We have one active stock option plan: the 2005 Incentive Award Plan (the “2005 Plan”). The expired 1995 Stock Option Plan and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance. In November 2009, the reserve under the 2005 Plan was increased by 1,603,544 shares of common stock. The additional shares were previously available for issuance under our 1995 Stock Option Plan, as such shares had not been issued, or were subject to awards under the 1995 Plan that had expired, were forfeited or became unexercisable for any reason, and were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan in accordance with the terms of the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant in 2005 Plans. The maximum term of each grant is ten years under the Plan. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest one to three years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issue of restricted stock is satisfied by issuing authorized unissued common stock or treasury stock. As of December 31, 2011, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 plan was 939,019 as of December 31, 2011.

Total stock-based compensation recognized in our consolidated statements of income (loss) is as follows:

Income Statement Classifications

(in thousands)	December 31, 2011	December 31, 2010
Cost of product sales	$228	$104
Research and development	542	365
Sales and marketing	288	262
General and administrative	844	925

Total	$1,902	$1,656

Stock Options

As of December 31, 2011, there was approximately $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of 3.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The assumptions used to value option grants for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Risk free interest rate	1.1% - 2.5%	1.5% - 3.0%
Expected dividend yield	0%	0%
Expected term (in years)	5.25 yrs	6 yrs
Expected volatility	66% - 68%	65% - 69%

The weighted average fair value per share of shares granted during the years ended December 31, 2011 and 2010 were $1.56 and $1.46, respectively.

The following table summarizes stock option activity related to our Plans for the year ended December 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2010	5,758	$2.90
Granted	906	$2.68
Forfeited	(634)	$2.46
Exercised	(915)	$1.97
Expired	(1,153)	$3.81

Outstanding at December 31, 2011	3,962	$2.88

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options:

Options Outstanding:

			Weighted Average
Exercise Price Range		Number of Options Outstanding	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
		(in thousands)			(in thousands)
$1.42	$2.25	646	$1.88	8.21
$2.29	$2.29	972	$2.29	3.94
$2.32	$2.88	798	$2.66	6.74
$2.89	$3.72	820	$3.59	4.54
$3.76	$4.45	726	$3.98	4.14

Ending outstanding		3,962	$2.88	5.36	$104

Options Exercisable:

			Weighted Average
Exercise Price Range		Number of Options Exercisable	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
		(in thousands)			(in thousands)
$1.42	$2.25	264	$1.64
$2.29	$2.29	972	$2.29
$2.32	$2.88	293	$2.36
$2.89	$3.72	776	$3.61
$3.76	$4.45	708	$3.98

Ending exercisable		3,013	$2.98	4.20	$82

The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of the options. The closing market value as of December 31, 2011 was $1.95 as reported by the Nasdaq Global Market.

Cash received from option exercises for the year ended December 31, 2011 was $1.8 million.

Restricted Stock

In 2011, we granted 1,057,000 shares of restricted stock at an average market value of $1.71 per share. These awards vest over periods of one to four years in equal annual installments based on continued service. As of December 31, 2011, there was approximately $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares, which will be recognized over a weighted-average period of 2.45 years.

A summary of non-vested restricted shares during the year ended December 31, 2011 are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2010	191	$1.70
Granted	1,057	$2.54
Forfeited	(166)	$2.01
Vested/Released	(97)	$1.88

Outstanding at December 31, 2011	985	$2.53

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

A summary of the Company’s restricted stock units as of December 31, 2011 are as follows:

	Number of Restricted Units	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2010	143
Grants	234
Forfeited	(51)
Vested/Released	(74)

Outstanding at December 31, 2011	252	1.03	$492

As of December 31, 2011, there was approximately $520,000 remaining in unrecognized compensation costs, adjusted for estimated forfeitures. The weighted-average recognition period is 1.84 years.

NOTE 9.	INCOME TAXES

The sources of income (loss) before income taxes were as follows:

(in thousands)	2011	2010
United States	$(2,941)	$2,312
Foreign	162	204

Income (loss) before income taxes	$(2,779)	$2,516

Income tax expense (benefit) attributable to income (loss) before income taxes consisted of:

(in thousands)	2011	2010
Current:
Federal	$20	$18
State	2	2
Foreign	64	37

	86	57

Deferred:
Federal	(1,056)	817
State	(50)	57
Foreign	—	—

	(1,106)	874

Income Tax (benefit) expense	$(1,020)	$931

Total income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income (loss) tax rate of 35% to income before taxes. The reasons for this difference for the years ended December 31, were as follows:

(in thousands)	2011	2010
Computed expected tax expense (benefit)	$(973)	$881
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(103)	50
Non-deductible differences	43	45
Change in State tax rate	(1,056)	—
Research and development credits	(763)	(1,006)
Stock compensation adjustment	766	—
Expired net operating losses	325	—
Change in valuation allowance	646	1,006
Foreign operations	71	7
Other	24	(52)

Income tax expense (benefit)	$(1,020)	$931

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period do not meet our projected amounts.

Management has determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $6.0 million will be realized as of December 31, 2011. As of December 31, 2010, the Company determined, based on all available evidence, it is more likely than not that deferred tax assets of approximately $4.9 million would be realized.

The components of deferred income taxes are as follows:

(in thousands)	2011	2010
Current:
Deferred revenue	$—	$211
Accrued liabilities, not deducted until paid	1,651	1,350
U.S. net operating loss carryovers	539	583

	2,190	2,144
Less valuation allowance	(1,852)	(1,776)

	338	368
Non-current:
U.S. net operating loss carryovers	22,607	20,864
Foreign net operating loss carryovers	1,404	1,410
Fixed assets	422	891
Share-based payments	1,764	2,101
Research and experimentation tax credit	1,770	1,006
Alternative minimum tax credit	166	158
Other	61	59

	28,194	26,489
Less valuation allowance	(22,507)	(21,938)

	5,687	4,551

Net deferred tax assets	$6,025	$4,919

As of December 31, 2011, the Company had a valuation allowance of approximately $24.4 million. As of December 31, 2010, the Company had a valuation allowance of approximately $23.7 million.

As of December 31, 2011, the Company had unrestricted Federal net operating loss carryforwards of approximately $63.3 million to reduce future taxable income, which expire as follows:

Expiration Date	Regular Tax Net Operating Losses (in thousands)
2012	$9,749
2018	12,271
2019	5,414
2020 through 2031	35,836

$63,270

As of December 31, 2011, the Company had unrestricted research and development credits of approximately $2.5 million, which expire as follows:

Expiration Date	Research & Development Credits (in thousands)
2012	$223
2018	205
2019	81
2020 through 2031	2,061

$2,570

During 2011, approximately $1.5 million of net operating losses expired unused. During 2010, we did not have any net operating losses expire.

We have Canadian net operating losses of approximately $4.5 million which we do not expect to utilize and which are fully reserved through the valuation allowance.

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

During 2008, we recognized approximately $1.26 million decrease in the deferred tax asset for unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax liability were as follows:

(in thousands)	2011	2010
Balance at January 1	$1,015	$1,022
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(214)	(7)
Settlements	—	—

Balance at December 31	$801	$1,015

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of California, Colorado, Texas and Vermont and in several foreign countries. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject, including 2007 in California.

NOTE 10.	EARNINGS PER SHARE

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

The following table sets forth the calculation of net income (loss) per common share:

(in thousands, except per share amounts)	2011	2010
Net income (loss) applicable to common shares	$(1,792)	$1,585
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year (not including unreleased restricted stock)	27,349	26,937
Weighted average common equivalent shares issued during year	2,909	140

Weighted average common shares-basic	30,258	27,077
Effect of stock options and restricted stock/units	—	1,080

Weighted average common shares-diluted	30,258	28,157

Net income (loss) per basic share	$(0.06)	$0.06

Net income (loss) per diluted share	$(0.06)	$0.06

For the years ended December 31, 2011 and 2010, we had 3,962,000 and 2,638,000, respectively, of options that could cause future dilution to our common stockholders and which were not classified as outstanding common stock equivalents of the Company. These options were excluded from the earnings per common share calculation because their inclusion would have been anti-dilutive. We also had 1,237,000 restricted stock shares/units outstanding at December 31, 2011 that were anti-dilutive. These equity awards could become dilutive in the future if the average share price increases and we generate net income.

NOTE 11.	SEGMENT AND GEOGRAPHIC CONCENTRATION

Our operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, integrated products, and licenses the technology related to such products.

For the years ended December 31, 2011 and 2010, sales to our largest customer and sales by geographic are as follows:

Sales by largest customers:

	2011	2010
Customer A	11%	11%

Geographic area net revenue:

(in thousands)	2011	2010
United States	$7,153	$8,477
Japan	13,637	13,670
Taiwan	2,595	2,716
Germany	8,461	8,896
China/Hong Kong	18,901	23,768
Singapore	1,466	1,853
Mexico	2,359	969
Korea	5,997	5,708
Finland	1,470	1,251
Rest of world	4,369	2,896

Total	$66,408	$70,204

At December 31, 2011 and 2010, property, plant and equipment (net) relating to operations in the United States and other countries are as follows (in thousands):

	2011	2010
United States	$20,869	$20,560
Thailand	1,737	401
Taiwan	395	101
Other	71	108

Total	$23,072	$21,170

NOTE 12.	DEFINED CONTRIBUTION PLAN:

The Company has a cash or deferred compensation plan (the “401(k) Plan”) intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), in which substantially all employees are participants. Participants in the 401(k) Plan may make maximum pretax contributions, subject to limitations imposed by the Code, of 100% of their compensation. The Company may make, at the Board of Directors’ discretion, an annual contribution on behalf of each participant. During 2011 and 2010, approximately $93,000 and $99,000 were charged to the various income statement classifications based upon the employee’s department classification for Company contributions under the 401(k) Plan, which were paid quarterly.

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of December 31, 2011.

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

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” to be included in our 2012 Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding our audit committee members, including the designated audit committee financial expert, is incorporated by reference from the information contained under the caption “Audit Committee Members” to be included in our 2012 Proxy Statement and information regarding current executive officers, is incorporated by reference from the information contained under the caption “Executive Officers of the Registrant” to be included in our 2012 Proxy Statement for the 2012 Annual Meeting of Stockholders. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2012 Proxy Statement.

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

The information required by this item is incorporated by reference from the information contained under the captions “Executive Compensation” and “Director Compensation” to be included in our 2012 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” to be included in our 2012 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained under the caption “Certain Transactions” and “Director Independence” to be included in our 2012 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Appointment of Independent Auditors” to be included in our 2012 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) Financial Statements:

See index to financial statements contained in Item 8—Financial Statements and Supplementary Data

(2) Financial Statement Schedules:

All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the financial statements or notes thereto.

(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

INDEX TO EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of Registrant, as amended.(3)

3.2	Bylaws of Registrant, as amended.(14)

4.5	Form of Rights Agreement, dated April 19, 2001, between Ramtron International Corporation and Citibank, N.A.(5)

4.51	Amendment No. 1 to Rights Agreement between Registrant and Computershare Trust Company, N.A., dated March 2, 2011.(24)

10.3**	1995 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10.6**	Amendment No. 1 to Registrant’s 1995 Stock Option Plan dated October 24, 1996.(1)

10.7*	Second Amendment to F-RAM Technology License Agreement between Fujitsu Limited and the Registrant dated September 20, 1999.(3)

10.8**	Amendment No. 2 to Registrant’s 1995 Stock Option Plan dated December 22, 1999.(3)

10.9**	Registrant’s 1999 Stock Option Plan.(3)

10.17**	Amendment No. 3 to Registrant’s 1995 Stock Option Plan, as amended, dated July 25, 2000.(4)

10.18**	Amendment No. 1 to Registrant’s 1999 Stock Option Plan, as amended, dated July 25, 2000.(4)

10.19*	Technology and Service Agreement between Infineon Technologies AG and the Registrant, dated December 14, 2000.(4)

10.21*	Joint Development and License Agreement between the Registrant and Texas Instruments, dated August 14, 2001.(6)

10.22*	F-RAM Technology License Agreement between the Registrant and NEC Corporation, dated November 15, 2001.(7)

10.31*	Settlement Agreement between National Semiconductor Corporation and the Registrant dated April 6, 2004. (8)

10.32	Patent Purchase Agreement between Purple Mountain Server LLC and the Registrant dated April 13, 2004.(8)

10.36	Promissory note between Ramtron LLC and American National Insurance Company dated December 8, 2005.(10)

10.37	Deed of Trust, Security Agreement and Financing Statement between Ramtron LLC and American National Insurance Company dated December 8, 2005.(10)

10.39	Loan Modification Agreement between Ramtron International Corporation and Silicon Valley Bank dated December 30, 2005.(11)

10.48	Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(9)

10.49	Intellectual Property Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated September 15, 2005.(9)

10.50	Third Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank, dated December 29, 2006.(12)

10.51	Fourth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank.(13)

10.53*	Manufacturing Agreement between the registrant and Texas Instruments dated March 6, 2007.(15)

10.54**	Amendment No. 2 to Registrant’s 1999 Stock Option Plan. (16)

10.55**	Amended and Restated 2005 Incentive Award Plan.(16)

10.56**	Form of Amended and Restated Change in Control Agreement Between Registrant and its executive officers dated December 23, 2008.(16)

10.57	Fifth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated March 13, 2009.(17)

10.58*	Custom Sales Agreement between Registrant and International Business Machines Corporation dated February 9, 2009. (18)

10.59	Sixth Amendment to Amended and Restated Loan and Security Agreement between Ramtron International Corporation and Silicon Valley Bank dated June 24, 2009. (19)

10.60	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.61	Amended and Restated Intellectual Property Security Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.62	Loan and Security Agreement (EX-IM Loan Facility) between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.63	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between the Registrant and Silicon Valley Bank dated August 18, 2009.(20)

10.64*	Semiconductor Services Attachment No. 4 to Custom Sales Agreement between Registrant and International Business Machines Corporation dated December 31, 2009.(21)

10.65	First Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 26, 2010.(22)

10.66	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated June 28, 2010.(23)

10.67	Fourth Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated March 2, 2011.(24)

10.68	Default Waiver and Fifth Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank, dated June 30, 2011.(25)

10.69	Loan and Security Agreement (EX-IM Loan Facility) between Registrant and Silicon Valley Bank, dated July 6, 2011.(25)

10.70	Export-Import Bank of the United States Working Capital Guarantee program Borrower Agreement between Registrant and Silicon Valley Bank dated July 6, 2011.(25)

10.71	Change in Control Severance Agreement between Registrant and Mark R. Kent dated August 31, 2011. (26)

10.72	Change in Control Severance Agreement between Registrant and Peter Zimmer dated August 31, 2011. (26)

10.73	Second Amended and Restated Change in Control Severance Agreement between Registrant and Eric A. Balzer dated August 31, 2011.(26)

10.74	Sixth Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 6, 2011.(27)

10.75	Seventh Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 31, 2011.(27)

10.76	First Amendment to Loan and Security Agreement (Ex-Im Loan Facility) between the Registrant and Silicon Valley Bank dated October 31, 2011.(27)

10.77	Eighth Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank, dated December 31, 2011. (28)

10.78	Second Amendment to Loan and Security Agreement (EX-IM Loan Facility) between the Company and Silicon Valley Bank, dated December 31, 2011. (28)

10.79	Release Agreement between the Company and Silicon Valley Bank, dated December 30, 2011. (28)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (Included on the Signature Page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance document ***

101.SCH	XBRL Taxonomy extension schema ***

101.CAL	XBRL Taxonomy extension calculation linkbase ***

101.DEF	XBRL Taxonomy extension definition linkbase ***

101.LAB	XBRL Taxonomy extension label linkbase ***

101.PRE	XBRL Taxonomy extension presentation linkbase ***

Notes to Exhibits List:

*	Confidential treatment has been granted or requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission.
**	Management compensatory plan or arrangement.
***	Submitted electronically herewith.
(1)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 26, 1997.
(2)	Incorporated by reference to our Form S-1 Registration Statement (Registration No. 33-99898) filed with the Securities and Exchange Commission on December 1, 1995.
(3)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.
(4)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.
(5)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 9, 2001.
(6)	Incorporated by reference to our Amendment No. 1 to Form 10-Q (Commission File No. 0-17739) for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 13, 2001, as amended on August 2, 2002.
(7)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002, as amended on June 17, 2002.
(8)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(9)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on September 21, 2005.
(10)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on December 21, 2005.
(11)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on January 5, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 21, 2007.
(13)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on April 4, 2007.
(14)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on May 1, 2007.
(15)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007.
(16)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 2, 2009.
(17)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 17, 2009.

(18)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.
(19)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on June 29, 2009.
(20)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on August 24, 2009.
(21)	Incorporated by reference to our Annual Report on Form 10-K (Commission File No. 0-17739) for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 18, 2010.
(22)	Incorporated by reference to our Form 10-Q (Commission File No. 0-17739) for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 10, 2010.
(23)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on July 1, 2010.
(24)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on March 7, 2011.
(25)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on July 7, 2011.
(26)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on September 7, 2011.
(27)	Incorporated by reference to our Form 10-Q/A (Commission File No. 0-17739) for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission on November 4, 2011.
(28)	Incorporated by reference to our Form 8-K (Commission File No. 0-17739) filed with the Securities and Exchange Commission on January 3, 2012.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2012.

RAMTRON INTERNATIONAL CORPORATION

By:	/s/ Eric A. Balzer
Eric A. Balzer
Director and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Eric A. Balzer and Gery E. Richards, his true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William G. Howard, Jr. William G. Howard, Jr.	Chairman of the Board	March 7, 2012

/s/ William L. George William L. George	Director	March 7, 2012

/s/ Theodore J. Coburn Theodore J. Coburn	Director	March 7, 2012

/s/ Eric Kuo Eric Kuo	Director	March 7, 2012

/s/ James E. Doran James E. Doran	Director	March 7, 2012

/s/ Eric A. Balzer Eric A. Balzer	Director and Chief Executive Officer (Principal Executive Officer)	March 7, 2012

/s/ Gery E. Richards Gery E. Richards	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012