Form 10-Q
period 2012-03-31
RAMTRON INTERNATIONAL CORP
filed 2012-05-04
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant’s telephone number, including area code: (719) 481-7000

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

35,326,202 shares	As of May 2, 2012
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Amounts in thousands, except par value and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,356	$4,736
Accounts receivable, less allowances of $2,607 and $2,307, respectively	6,258	7,556
Inventories	21,397	20,250
Deferred income taxes, net	933	338
Other current assets	1,119	1,187

Total current assets	34,063	34,067
Inventories, long-term	4,086	2,581
Property, plant and equipment, net	22,309	23,072
Intangible assets, net	2,684	2,703
Long-term deferred income taxes, net	4,727	5,687
Other assets	535	466

Total assets	$68,404	$68,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,295	$6,185
Accrued liabilities	2,659	2,601
Current portion of long-term debt	3,457	4,202
Line of credit	2,875	—

Total current liabilities	13,286	12,988
Other long-term liabilities	210	210
Long-term debt, less current portion	6,624	7,711

Total liabilities	20,120	20,909

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 35,344,702 and 34,838,240 shares issued and outstanding, respectively	353	348
Additional paid-in capital	266,841	266,668
Accumulated other comprehensive loss	(384)	(378)
Accumulated deficit	(218,526)	(218,971)

Total stockholders’ equity	48,284	47,667

Total liabilities and stockholders’ equity	$68,404	$68,576

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue:
Product sales	$14,918	$10,440
License and royalty revenue	43	204

	14,961	10,644

Costs and expenses:
Cost of product sales	7,160	5,461
Research and development	3,355	4,533
Sales and marketing	2,130	2,060
General and administrative	1,289	2,054

	13,934	14,108

Operating income (loss)	1,027	(3,464)
Interest expense	(221)	(213)
Other expense, net	(18)	(56)

Income (loss) before income tax (expense) benefit	788	(3,733)
Income tax (expense) benefit	(343)	1,355

Net income (loss)	$445	$(2,378)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6)	(8)

Comprehensive income (loss)	$439	$(2,386)

Net income (loss) per common share:
Basic and diluted:	$0.01	$(0.09)

Weighted average common shares outstanding:
Basic	33,886	27,462

Diluted	34,130	27,462

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in thousands, except par value amounts)

(Unaudited)

	Common Stock
	($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2011	34,838	$348	$266,668	$(378)	$(218,971)	$47,667
Stock-based compensation expense	—	—	433	—	—	433
Shares and cash issued for restricted stock and restricted stock units (1)	507	5	(260)	—	—	(255)
Cumulative foreign currency translation adjustments	—	—	—	(6)	—	(6)
Net income	—	—	—	—	445	445

Balances, March 31, 2012	35,345	$353	$266,841	$(384)	$(218,526)	$48,284

(1)	Includes shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Amounts in thousands)

(Unaudited)

	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$445	$(2,378)
Adjustments used to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	966	503
Amortization	64	63
Net loss from asset dispositions	11	—
Bad debt recovery	(3)	(23)
Stock-based compensation	433	347
Deferred income taxes	365	(1,369)
Imputed interest on note payable	7	10
Provision for inventory write-off and scrap	252	283
Changes in assets and liabilities:
Accounts receivable	1,301	2,495
Inventories	(2,904)	(1,883)
Accounts payable and accrued liabilities	(1,747)	602
Deferred revenue	—	(158)
Other	(1)	457

Net cash used in operating activities	(811)	(1,051)

Cash flows from investing activities:
Purchase of property, plant and equipment	(309)	(265)
Proceeds from sale of assets	10	—
Purchase of intellectual property	(45)	(52)

Net cash used in investing activities	(344)	(317)

Cash flows from financing activities:
Proceeds from line of credit	2,875	—
Principal payments on debt	(1,839)	(790)
Net issuance (purchase) of common stock	(255)	513

Net cash provided by (used in) financing activities	781	(277)

Effect of foreign currency	(6)	(8)

Net decrease in cash and cash equivalents	(380)	(1,653)
Cash and cash equivalents, beginning of period	4,736	9,945

Cash and cash equivalents, end of period	$4,356	$8,292

Supplemental information:
Cash paid for interest	$215	$202

Cash paid for income taxes	$32	$53

Amounts included in capital expenditures but not yet paid	—	$2,266

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

We also integrate with our memory products wireless communication capabilities as well as analog and mixed-signal functions such as microprocessor supervision, tamper detection, timekeeping, and power failure detection functions. This has enabled new classes of products that address the growing market need for more functional, efficient and cost effective semiconductor products.

Our revenue is derived from the sale of our products and from license, development and royalty arrangements entered into with a limited number of established semiconductor manufacturers involving the development and sale of specific applications and products based on our technologies. Product sales have been made to various customers for use in a variety of applications including utility meters, office equipment, automobiles, electronics, telecommunications, disk array controllers, and industrial control devices, among others.

The accompanying unaudited, interim consolidated financial statements at March 31, 2012, and for the three months ended March 31, 2012 and 2011, and the audited balance sheet at December 31, 2011, have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”). The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP. The results of operations for the period ended March 31, 2012, are not necessarily indicative of expected operating results for the full year.

Use of Estimates. The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. Examples include the estimate of useful lives of our property, plant and equipment, and intellectual property costs, valuation allowances associated with our deferred tax assets, valuation allowance for sales returns associated primarily with our sales to distributors, fair value estimates used in our intangible asset impairment tests, and the valuation of stock-based compensation. The statements reflect all normal recurring adjustments, which, in the opinion of the Company’s management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

New Accounting Standards. In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. The Company has elected the single statement approach. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 2.	INVENTORIES

Inventories consist of the following as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Finished goods	$5,754	$3,726
Work in process - current portion	15,643	16,524

	$21,397	$20,250

Work in process - long-term (1)	$4,086	$2,581

(1)	Long-term inventory relates to items that the Company does not forecast to sell within one year.

NOTE 3.	OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	March 31, 2012	December 31, 2011
Prepaid expenses	$631	$783
Prepaid insurance	132	170
Supplies inventory	249	231
Other	107	3

Total	$1,119	$1,187

Accrued Liabilities consist of:

(in thousands)	March 31, 2012	December 31, 2011
Accrued property taxes	$152	$188
Compensation-related liabilities	1,741	1,827
Other	766	586

Total	$2,659	$2,601

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	March 31, 2012	December 31, 2011
Land	—	$668	$668
Buildings and improvements	7, 10 and 18	7,343	7,343
Equipment	3 and 5	24,081	23,998
Office furniture and equipment	5 and 7	764	764
Leasehold Improvements	3 and 10	6,719	6,719
Construction in progress	—	1,157	1,046

		40,732	40,538
Less accumulated depreciation and amortization		(18,423)	(17,466)

		$22,309	$23,072

Depreciation expense for property, plant and equipment was $966,000 and $503,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	March 31, 2012	December 31, 2011
Patents and core technology	$4,717	$4,672
Accumulated amortization	(2,033)	(1,969)

Intangible assets, net	$2,684	$2,703

Amortization expense for intangible assets was $64,000 and $63,000 for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2012 through 2016 and a total of $1.4 million thereafter.

NOTE 6.	LONG-TERM DEBT

(in thousands)	March 31, 2012	December 31, 2011
Long-term debt:
Capital leases	$3,695	$4,246
National Semiconductor promissory note	485	478
Mortgage note	3,401	3,439
Term loan	2,500	3,750

	10,081	11,913
Current maturities of long-term debt	(3,457)	(4,202)

Total	$6,624	$7,711

On February 29, 2012, we executed an Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a maximum of $7.5 million working capital line of credit and a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The borrowing base under the line of credit includes eligible raw materials, work in process and finished goods inventory, capped at $1 million for domestic inventory and $3 million for export inventory, further reduced by 50% of the outstanding balance under our term loan. The Loan Agreement provides for interest on the line of credit at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances maintained at SVB and borrowing base availability, with an expiration date of February 28, 2013. The Loan Agreement also required an additional principal payment against the term loan of $875,000 before March 31, 2012, which reduced our remaining 27 monthly principal payments to approximately $93,000 each, plus accrued interest. Security for the Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The Company draws upon the line of credit for working capital purposes and to fund capital requirements as needed.

As of March 31, 2012, we had $2.9 million outstanding on the secured line of credit facility, and remaining net availability under this facility of $3.3 million.

We are required to comply with certain covenants under the Loan Agreement, calculated on a monthly basis. These covenants include requirements to maintain a minimum EBITDA level and a minimum liquidity ratio, and restrictions on certain business actions, such as payment of cash dividends, without the consent of SVB. As of March 31, 2012, we were in compliance with all covenant requirements.

The Company currently has six capital leases outstanding totaling $3.7 million, with terms between two and three years and effective interest rates between 9% and 10%. Under these leases, we have standby letters of credit in favor of four of the lessors for approximately $1.8 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of March 31, 2012, the present value of this promissory note was $485,000. We discounted the note at 5.75%. The face value of this note as of March 31, 2012 was $500,000.

On December 15, 2005, the Company, through its subsidiary, Ramtron LLC, for which Ramtron International Corporation serves as sole member and sole manager, closed on its mortgage loan facility with American National Insurance Company. Ramtron LLC entered into a promissory note evidencing the loan with the principal amount of $4,200,000, with a maturity date of January 1, 2016, bearing interest at 6.17%. We are obligated to make monthly principal and interest payments of $30,500 until January 2016, and a balloon payment of $2,757,000 in January 2016. Ramtron LLC also entered into an agreement for the benefit of American National Insurance Company securing our real estate as collateral for the mortgage loan facility.

Payments of our outstanding promissory notes and leases are as follows as of March 31, 2012:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Term loan	$833	$1,111	$556	$—	$—	$—	$2,500
National Semiconductor promissory note	250	250	—	—	—	—	500
Mortgage note	121	168	179	190	2,743	—	3,401
Capital leases	1,650	1,312	1,152	—	—	—	4,114
Less amount representing interest on the capital leases and promissory note							(434)

Total debt							$10,081

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$2,500	$2,498	$3,750	$3,758
National Semiconductor promissory note	485	480	478	473
Capital leases	3,695	3,815	4,246	4,271
Mortgage note	3,401	3,313	3,439	3,389

	$10,081	$10,106	$11,913	$11,891

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to changes in the weighted average interest rate used, subsequent to when the transactions occurred.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2014 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2012, are as follows:

Years Ending December 31:	Operating Leases (in thousands)
2012 (April to December)	$206
2013	189
2014	39

Total	$434

Total expense on all operating leases was $521,000 and $553,000 for the three months ending March 31, 2012 and 2011, respectively.

Manufacturing Alliances

In 2007, the Company and TI entered into a commercial manufacturing agreement for F-RAM memory products, which was amended in 2011 and 2012. Under that agreement, the Company provides certain design, testing and other activities associated with product development, and TI provides certain foundry and related services. As amended, the agreement provides for automatic renewals unless it is terminated for cause or notice of termination without cause is given prior to the end of any renewal period. If notice of termination without cause is given, the agreement terminates three years thereafter and the Company may place last orders and take delivery of product during the following year. The agreement contains various obligations of the parties, including obligations for us regarding minimum orders and negotiated pricing of products we purchase.

Purchase Commitments

At March 31, 2012, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $446,000 and wafer purchase commitments of approximately $2.7 million under current purchase orders and $3.8 million related to minimum monthly purchase commitments under an existing supplier contract.

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of March 31, 2012.

The Company is involved in other legal matters in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome would likely to have a material adverse effect upon the Company’s financial position or results of operations.

NOTE 8.	STOCK-BASED COMPENSATION

Stock-based Compensation Plans

We grant stock options and restricted stock under the 2005 Incentive Award Plan (the “2005 Plan”). The previous and expired 1995 Stock Option Plan (the “1995 Plan”) and 1999 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or in respect of the 1995 Stock Option Plan, forfeitures that increase the available shares under the 2005 Plan. The 2005 Plan reserves a total of 6,603,544 shares of our common stock for issuance, of which 1,603,544 shares were incorporated from our 1995 Plan. The additional shares from the 1995 Plan were incorporated into the 2005 Plan because the shares had not been issued, were subject to awards under the 1995 Plan that had expired, or were forfeited or became unexercisable for any reason. In accordance with the terms of the 2005 Plan, the shares were carried forward to and included in the reserve of shares available for issuance pursuant to the 2005 Plan. The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2005 Plan, and the maximum term of each grant is ten years. The 2005 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of March 31, 2012, we had not granted any incentive stock options.

The number of shares available for future grant under the 2005 Plan was 533,435 as of March 31, 2012.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

Income Statement Classifications

(in thousands)	March 31, 2012	March 31, 2011
Cost of product sales	$78	$35
Research and development	126	83
Sales and marketing	60	82
General and administrative	169	147

Total	$433	$347

Stock Options

Stock options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. As of March 31, 2012, there was approximately $920,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes stock option activity related to our Plans for the quarter ended March 31, 2012:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2011	3,962	$2.88
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(5)	$3.78

Outstanding at March 31, 2012	3,957	$2.88

The intrinsic value of $118,000 for outstanding options is the difference between the market value as of March 31, 2012, and the exercise price of the options that are below the market value. The closing market value as of March 31, 2012, was $1.99 as reported by the Nasdaq Global Market.

Restricted Stock

Restricted stock grants generally vest one to four years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair market value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of March 31, 2012, there was approximately $2.1 million of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 3.3 years.

A summary of non-vested restricted shares during the quarter ended March 31, 2012, is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2011	985	$2.53
Granted	540	$2.10
Forfeited	(19)	$2.88
Vested/Released	(264)	$2.43

Outstanding at March 31, 2012	1,242	$2.37

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

A summary of the Company’s restricted stock units, as of March 31, 2012, is as follows:

	Number of Restricted Units	Weighted Average Remaining Contractual Term
	(in thousands)	(in years)
Outstanding at December 31, 2011	252
Granted	—
Forfeited	(14)
Vested/Released	(68)

Outstanding at March 31, 2012	170	1.14

As of March 31, 2012, there was approximately $417,000 remaining in unrecognized compensation costs related to unvested outstanding restricted stock units, with a weighted-average recognition period of 1.5 years.

NOTE 9.	INCOME TAXES

The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the application and interpretation of tax laws, treaties and judicial developments, in collaboration with its tax advisors.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Income (loss) before income taxes	$788	($3,733)
(Provision for) benefit from income taxes	(343)	1,355
Effective tax rate	43.5%	36.3%

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

At March 31, 2012 and December 31, 2011, our deferred tax asset and related valuation allowance were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Gross deferred tax assets	$29,987	$30,384
Less valuation allowance	(24,327)	(24,359)

Net deferred tax assets	$5,660	$6,025

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

The following table sets forth the calculation of net income (loss) per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net income (loss)	$445	$(2,378)

Common shares outstanding:
Historical common shares outstanding at beginning of period	34,838	27,540
Less: Non-vested restricted stock at beginning of period	(985)	(191)
Weighted average common shares issued during period	33	113

Weighted average common shares at end of period—basic	33,886	27,462

Effect of other dilutive securities:
Options	48	—
Restricted stock awards and units	196	—

Weighted average common shares at end of period—diluted	34,130	27,462

Net income (loss) per share:
- basic and diluted	$0.01	$(0.09)

As of March 31, 2012 and March 31, 2011, we had equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2012	2011
Stock Options	3,725	5,126
Restricted stock/units	672	788

NOTE 11.	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Our operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, integrated products, and licenses the technology related to such products.

We sell our products to direct customers and to electronic components distributors. Net sales by customer type, by geographic area and to significant customers were as follows:

	Percentage of Net Sales
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Sales to distributors	81%	78%
Sales to direct customers	19%	22%

	100%	100%

Geographic area net revenue:
United States	21%	6%
International	79%	94%

	100%	100%

Significant distributors/customers: Tokyo Electron Device	14%	10%
Digi-Key	10%	—
MSC Vertriebs GMBH	8%	17%

Except as presented above, no other direct customer or distributor accounted for greater than 10%of our net sales for the three months ended March 31, 2012, or March 31, 2011.

Balances due from our significant distributors or direct customers at March 31, 2012 and December 31, 2011, as a percentage of total gross accounts receivable, were as follows:

	Percentage of Gross Accounts Receivable
	March 31, 2012	December 31, 2011
Digi-Key	15%	2%
MSC Vertriebs GMBH	12%	—
Tokyo Electron Device	10%	7%
Action Technology	8%	23%

No other direct customer or distributor accounted for more than 10% of our accounts receivable as of March 31, 2012 or December 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; FACTORS AFFECTING FUTURE RESULTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and, as

such, are based on current expectations and are subject to certain risks and uncertainties. You should not place undue reliance on these forward-looking statements for many reasons including those risks discussed under Part II- Item 1A “Risk Factors,” and elsewhere in our Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements may be identified by the use of forward-looking words or phrases such as “will,” “may,” “believe,” “expect,” “intend,” “anticipate,” “could,” “should,” “plan,” “estimate,” “targeting,” and “potential,” or other similar words. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.

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

An allowance for sales returns is established based on historical and current trends in product returns and customer rebates. Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates. Also, certain distributors are granted rebates if specific end customers purchase our products. We estimate these rebates at the time of sale and record a related allowance. At March 31, 2012 and December 31, 2011, the Company’s reserve for sales returns was $2.6 million and $2.3 million, respectively.

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

Long-lived Assets. We review the carrying values of long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than their carrying value, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived asset. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.

Warranty Costs. We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Share-based Payment Assumptions. We estimate volatility, forfeitures, and expected term of our options granted based upon historical data. All of these variables have an effect on the estimated fair value of our share-based awards.

RESULTS OF OPERATIONS

Business Highlights for the Quarter Ended March 31, 2012

•	Revenue for the first quarter of 2012 was 41% higher than the first quarter of 2011, and order flow began to normalize following last year’s supply constraints.

•

We expanded distribution by signing a global distribution agreement with Digi-Key Corporation, an electronic components distributor that is recognized by design engineers around the world as having the industry’s largest selection of electronic components available for immediate shipment. By taking advantage of Digi-Key’s comprehensive product launch, technical training, and online support infrastructure, the Company extends the worldwide reach of its F-RAM-based semiconductor solutions.

•

New product development was enhanced by entering into a partnership with Revere Security Corporation to enable the integration of Revere’s Hummingbird security technology into our nonvolatile F-RAM products. The Company and Revere Security are working together on joint product development and go-to-market approaches for secure semiconductor solutions that satisfy the growing need for industrial-strength cryptographic solutions in applications that benefit from fast communications and frequent key exchanges at very low energy consumption.

Product Highlights for the Quarter Ended March 31, 2012

•

Announced a 2-megabit (Mb) high-performance serial F-RAM device, which is a cost-effective drop-in replacement for 2Mb serial Flash and EEPROM memories in a large number of applications including industrial controls, metering, medical, military, gaming, and computing systems.

•

Unveiled and sampled to customers the world’s lowest energy nonvolatile memory products. The Ultra Low Energy F-RAM memories achieve levels of power consumption that are not possible with older and more power hungry nonvolatile memory technologies, such as EEPROM. The devices open up new possibilities in power-sensitive “green” system design and promise to pave the way for the development of ultra-efficient battery powered products and energy harvesting applications, among others.

•

Disclosed how the Ramtron FM31L278 F-RAM-enabled Processor Companion offers compelling benefits to users of thermal label printers made by cab Produkttechnik GmbH & Co KG (“cab”). Designed with industrial e-metering, electronic point-of-sales, and inventory management products in mind, the Ramtron Processor Companion provides the fast read/write performance and unlimited endurance of nonvolatile F-RAM with a real-time clock, processor supervisor, and other common peripherals in a single package. The cab printer takes full advantage of the FM31L278 to improve the user experience for cab customers by providing precision, operational continuity, and ease-of-control.

Financial Highlights for the Quarter Ended March 31, 2012

•	Total revenue for the three months ended March 31, 2012 was $15.0 million, an increase of 41% from $10.6 million in the three months ended March 31, 2011.

•	Net income was $445,000, or $0.01 per share, for the three months ended March 31, 2012, compared with a net loss of $2.4 million, or ($0.09) per share, for the three months ended March 31, 2011.

•	Product gross margin for the three months ended March 31, 2012 was 52%, which was 4% higher than a gross margin of 48% for the three months ended March 31, 2011.

•	We executed a revised loan agreement with Silicon Valley Bank to provide for a $7.5 million working capital line of credit through February 28, 2013.

Business Outlook for 2012

The following statements are based on our current expectations of results for the full-year 2012. These statements are forward looking, and actual results may differ materially from those set forth in these statements. We intend to continue our policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

With indications of improving demand and ample supply available for immediate delivery, we expect revenue and profits to grow throughout the year, which will reduce inventory and generate cash, strengthening our balance sheet.

For full-year 2012:

•	We are reaffirming our total revenue target of approximately $70 million with a gross product margin of 52%.

•

We expect total operating expenses of 46% of total revenue; by expense line item, sales and marketing to be 14% of total revenue, research and development to be 23% of total revenue, and general and administrative to be 9% of total revenue.

•	Reflecting first quarter 2012 earnings per share of $0.01, and operational efficiencies, management now expects net income of approximately $0.06 per share for the full-year 2012.

•	Based on our revenue forecast, we expect to reduce inventories by approximately $8 million by the end of the year.

For the remainder of 2012, management plans to:

•	Introduce an upgrade to our wireless memory product;

•	Introduce the Company’s first secure memory product;

•	Introduce the Company’s first system-on-chip platform product.

PERIOD COMPARISONS FOR THE

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue

	Three Months Ended March 31,
(in thousands, except average selling price)	2012	2011
Product sales	$14,918	$10,440
% change compared to prior period	43%
Units shipped	11,243	9,141
% change compared to prior period	23%
Average selling price	$1.33	$1.14
% change compared to prior period	17%
Other revenue	$43	$204
% change compared to prior period	(79%)
Total revenue	$14,961	$10,644
% change compared to prior period	41%

Product revenue was $14.9 million for the three months ended March 31, 2012, which was an increase of $4.5 million from the same period in 2011. This increase was due to the resolution of our supply constraints experienced in the first quarter of 2011, resulting in a 23% increase in units shipped. We also realized a 17% increase in average selling price as a result of a larger proportion of our higher density parts being sold in the current quarter, which have higher average selling prices.

Other revenue of $43,000 for the three months ended March 31, 2012 consisted solely of royalty revenue, compared to $204,000 of other revenue for the same period in 2011. The decrease resulted from less revenue from license and development fees, due to the expiration of a technology licensing agreement that we entered into 10 years ago.

Cost of Product Sales

	Three Months Ended March 31,
(in thousands)	2012	2011
Cost of product sales	$7,160	$5,461
Gross margin percentage	52%	48%

Cost of product sales was $7.2 million, which was an increase of $1.7 million from the same period in 2011. This increase was due to a $4.5 million increase in product sales. Gross product margin increased from 48% to 52%, which was due to yield improvements, coupled with lower overhead costs on increased volumes, compared to the prior year quarter.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2012	2011
Research and development expense	$3,355	$4,533
Percent of total revenue	22%	43%

Research and development expense was $3.4 million, which was a decrease of $1.2 million from the same period in 2011. This decrease was due primarily to reduced operating expenses, combined with reduced cost of engineering wafers associated with the IBM foundry of approximately $700,000, reduced mask charges of $130,000, and salary reductions of $140,000, during the three months ended March 31, 2012.

Sales and Marketing Expense

	Three Months Ended March 31,
(in thousands)	2012	2011
Sales and marketing expense	$2,130	$2,060
Percent of total revenue	14%	19%

Sales and marketing expense was $2.1 million, which was flat with the same period in 2011. For the three months ended March 31, 2012, salary and commission reductions were offset by increased accrued severance payments.

General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2012	2011
General and administrative expense	$1,289	$2,054
Percent of total revenue	9%	19%

General and administrative expenses were $1.3 million, which was a decrease of $765,000 from the same period in 2011. This decrease was due primarily to an accrual of $400,000 in the first quarter of 2011 for salary and benefits relating to the resignation of our former CEO, combined with reduced salary and benefits of approximately $60,000 in connection with salary reductions taken during the first quarter of 2012, and a decrease in miscellaneous operating expenses and fees of $160,000 in 2012.

Other Non-Operating Income (Expenses)

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest expense	$(221)	$(213)
Other expense	$(18)	$(56)
Income tax (expense) benefit	$(343)	$1,355

Interest expense was $221,000 for the three months ended March 31, 2012, which was essentially flat with the same period in 2011.

Other expense was $18,000 for the three months ended March 31, 2012, compared to $56,000 for the same period in 2011. The decrease of $38,000 is primarily due to a decrease in foreign exchange losses incurred in the current quarter.

For the three months ended March 31, 2012, the Company recorded a $343,000 income tax expense, compared to a $1.4 million income tax benefit for the three months ended March 31, 2011, as a result of our operating loss for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the quarters ended March 31, 2012 and 2011, are summarized as follows:

(in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$(811)	$(1,051)
Investing activities	(344)	(317)
Financing activities	781	(277)
Effect of exchange rate changes on cash	(6)	(8)

Net decrease in cash and cash equivalents	$(380)	$(1,653)

Cash Flow from Operating Activities

The net amount of cash used in operating activities during the quarter ended March 31, 2012 was $811,000, which was due primarily to increases in inventory of $2.9 million, offset by our net income and non-cash charges of $2.5 million.

The net amount of cash used in operating activities during the quarter ended March 31, 2011 was $1.1 million, which was due primarily to our net loss of $2.4 million, less adjustments for non-cash items and changes in working capital. Contributions to operating cash flow included a decrease in accounts receivable of $2.5 million. Uses of operating cash included an increase in our inventory of $1.9 million from the prior fiscal quarter.

Cash Flows from Investing Activities

The net amount of cash used in investing activities, during the quarters ended March 31, 2012 and March 31, 2011, was $344,000 and $317,000, respectively, which was primarily related to capital equipment purchases.

Cash Flow from Financing Activities

For the quarter ending March 31, 2012, the primary source of cash from financing activities was a $2.9 million net advance under our line of credit. This was partially offset by $1.8 million of principal payments on our term loan and capital leases.

The net amount of cash used in financing activities, for the quarter ending March 31, 2011, was $277,000. This was due to principal payments of debt of $800,000, partially offset by proceeds from issuance of common stock related to stock option exercises.

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

The Company had $4.4 million in cash and cash equivalents at March 31, 2012. We also have approximately $3.3 million available to us under our $7.5 million secured line of credit facility. As of March 31, 2012, we had $2.9 million outstanding under this facility, which has been extended until February 28, 2013.

Our cash and cash equivalents decreased by $5.2 million during 2011, primarily due to the funding of an $18.7 million increase in total inventories. As the semiconductor industry began to weaken toward the end of 2011, we reduced wafer orders during the fourth quarter of 2011, but some were non-cancellable, which caused the increase in our inventory at year-end. Inventories further increased by $2.9 million during the first quarter of 2012, but we expect to decrease inventories through the remainder of 2012. We are focused on returning to desired inventory levels and converting the inventory into cash through product sales.

Expenditures incurred for capital and engineering support for our IBM foundry project from inception to date have been approximately $32 million. Wafer production began on this line during 2011 and initial commercial shipments to customers began during the quarter ended March 31, 2012.

Our existing loan agreement with SVB requires SVB to approve any additional debt financing we may seek to obtain, other than specific approved debt, such as lease lines of credit. We may be required to seek additional debt or equity funds to repay our existing debt or execute our business strategy. Any issuance of equity securities to obtain additional funds would result in dilution of our existing stockholders’ interests.

Debt Instruments

On February 29, 2012, we executed an Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a maximum of $7.5 million working capital line of credit and a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The borrowing base under the line of credit includes eligible raw materials, work in process and finished goods inventory, capped at $1 million for domestic inventory and $3 million for export inventory, further reduced by 50% of the outstanding balance under our term loan. The Loan Agreement provides for interest on the line of credit at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances maintained at SVB and borrowing base availability, with an expiration date of February 28, 2013. The Loan Agreement also required an additional principal payment against the term loan of $875,000 before March 31, 2012, which reduced our remaining 27 monthly principal payments to approximately $93,000 each, plus accrued interest. Security for the Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The Company draws upon the loan facility for working capital purposes and to fund capital requirements as needed.

As of March 31, 2012 we had $2.9 million outstanding on the secured line of credit facility, with a remaining net availability under this facility of $3.3 million.

If we cannot sell and ship product consistently throughout the quarter, our borrowing base relating to accounts receivable could be materially impacted. If we cannot generate sufficient cash from operations or obtain a sufficient borrowing base on our secured line of credit facility, we may seek to obtain additional equity or debt financing. Additional debt financing would require approval from SVB in accordance with the covenants in our existing agreements. In addition, since our covenants are measured on a monthly basis, we could be at risk of violating our liquidity ratio covenant if our revenue is not consistent throughout the quarter.

We currently have six capital leases outstanding, totaling approximately $3.7 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have standby letters of credit in favor of four of the lessors for approximately $1.8 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. As of March 31, 2012, the present value of this promissory note is $485,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of March 31, 2012 was $500,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. money market accounts and cash deposits. Our policy is to invest in instruments that meet high credit quality standards and have maturities of less than one and one half years with an overall average maturity of less than 90 days. These securities are subject to interest rate risk and could decline in value if there is a major change in interest rates. Due to the short duration of the securities in which we have balances outstanding, and the conservative nature of our debt instruments, a 10% move in interest rates over a one-year period would have an immaterial effect on our financial position, results of operations and cash flows.

The interest rate on our current secured line of credit facility is set as a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per year. If we had outstanding borrowings of $7.5 million under our existing secured line of credit facility, the current credit limit, a 10% move in the interest rate over a one-year period would have an approximate $30,000 effect on our results of operations and cash flow.

Foreign Currency Exchange Rate Risk. The majority of our sales and research and development and marketing expenses are now transacted in U.S. dollars. We have a small amount of open sales orders relating to Yen based sales. These open orders are immaterial and are expected to be completed by the end of the second quarter of 2012.

Interest payable on the Company’s mortgage note is fixed at 6.17% over the term of the loan. In addition, our capital leases are based upon fixed rates negotiated at the inception of the lease.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing in 2010 and the second in 2011, all parties will submit their final motions in 2013. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of March 31, 2012.

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

We had net income of $445,000 during the quarter ended March 31, 2012, which followed a net loss of $1.8 million for the year ended December 31, 2011. Our ability to generate a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At March 31, 2012, our accumulated deficit was $219 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

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

We are required to comply with certain covenants under our loan agreement, as amended, and our line of credit, as amended, including requirements to maintain a minimum EBITDA and maintain certain liquidity ratios, and restrictions on certain business actions without the consent of SVB. SVB may require new and more restrictive covenants in the future, with increased costs to the Company. If we are not able to comply with such covenants at a point of time in the future, our outstanding loan balance will become due and payable immediately, our existing line of credit could be cancelled, and unless we are able to obtain a waiver from the bank for such covenant violations, our business, financial condition and results of operations would be harmed.

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

We are a highly automated business and rely on our network infrastructure and enterprise applications, internal technology systems, and our Web site for our development, marketing, operational, support, hosted services and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, flood, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, delays in our product development, breaches of data security and loss of critical data, and could prevent us from fulfilling our customers’ orders. We have developed certain disaster recovery plans and certain backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the quarter ended March 31, 2012, was $3.4 million, or 22% of our total revenue.

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

We have licensed the right to fabricate and sell products based on our F-RAM technology and memory architecture to certain independent semiconductor device manufacturers. Fujitsu and TI, who are currently licensed to use our F-RAM technology, market certain F-RAM memory products that compete with certain of our F-RAM products. Some of our licensees have suspended or terminated their F-RAM initiatives, while others may still be pursuing a possible F-RAM based technology initiative or product development without our knowledge. We expect manufacturers that develop products based on our technology to sell such products worldwide. We are entitled to royalties from sales of F-RAM products by some but not all of these licensees. We are not entitled to royalties from TI and TI may give the development and manufacture of their own F-RAM products a higher priority than given to our products. Any competition in the marketplace from F-RAM products manufactured and marketed by our licensees could reduce our product sales and harm our operating results.

We may not be able to replace our expected revenue from significant customers, which could adversely affect our business.

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the quarter ended March 31, 2012, approximately 46% of our total product sales revenue was generated by five customers. Our top customers include our distributors. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

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

In addition, approximately 80% of our product sales for 2011 and the first quarter of 2012 are through our distributor network. These distributors have a right of return for a percentage of their purchases and we could overstate our revenues if we underestimate the potential rate of returns.

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

The market price of our common stock has fluctuated widely in recent periods and is likely to continue to be volatile. A number of other factors and contingencies can affect the market price for our common stock, including the following:

•	actual or anticipated variations in our operating results;

•	the low daily trading volume of our stock, which has in recent years traded at prices below $5 per share;

•	announcements of technological innovations or new products by us or our competitors;

•	competition, including pricing pressures and the potential impact of competitors’ products on our sales;

•	conditions or trends in the semiconductor memory products industry;

•	unexpected design or manufacturing difficulties;

•	any announcement of potential design or manufacturing defects in our products;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures; and additions or departures of our senior management; and

•	one shareholder owning approximately 11% of our outstanding common stock, the sale of which could affect the stock price.

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

We also entered into a preferred shares rights agreement with Citicorp N.A., as rights agent on April 19, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of us in a transaction not approved by our board of directors. On July 1, 2007, Computershare Trust Company, N.A., assumed these duties as rights agents. On March 2, 2011, the rights agreement was amended and its expiration extended to April 19, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012 (1)	16,969	$2.07	—	—
February 1 – February 29, 2012 (1)	84,715	2.13	—	—
March 1 – March 31, 2012	—	—	—	—

Total	101,684	$2.12	—	—

(1)	Represents shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

***	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION

(Registrant)

/s/ Gery E. Richards
Gery E. Richards
Interim Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date: May 4, 2012