Form 10-Q
period 2012-06-30
RAMTRON INTERNATIONAL CORP
filed 2012-08-03
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

35,432,809 shares	As of July 31, 2012
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Amounts in thousands, except par value and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,150	$4,736
Accounts receivable, less allowances of $2,382 and $2,307, respectively	5,142	7,556
Inventories	20,713	20,250
Deferred income taxes, net	398	338
Other current assets	993	1,187

Total current assets	31,396	34,067

Inventories, long-term	3,388	2,581
Property, plant and equipment, net	22,040	23,072
Intangible assets, net	2,699	2,703
Long-term deferred income taxes, net	5,137	5,687
Other assets	469	466

Total assets	$65,129	$68,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,261	$6,185
Accrued liabilities	1,718	2,601
Current portion of long-term debt	3,393	4,202
Line of credit	1,500	—

Total current liabilities	9,872	12,988
Other long-term liabilities	210	210
Long-term debt, less current portion	6,258	7,711

Total liabilities	16,340	20,909

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 35,448,386 and 34,838,240 shares issued and outstanding, respectively	354	348
Additional paid-in capital	267,288	266,668
Accumulated other comprehensive loss	(397)	(378)
Accumulated deficit	(218,456)	(218,971)

Total stockholders’ equity	48,789	47,667

Total liabilities and stockholders’ equity	$65,129	$68,576

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue:
Product sales	$14,203	$16,581	$29,164	$27,046
License fees	—	179	—	358

	14,203	16,760	29,164	27,404

Costs and expenses:
Cost of product sales	6,837	8,854	13,998	14,315
Research and development	3,232	4,234	6,586	8,767
Sales and marketing	2,293	2,605	4,422	4,665
General and administrative	1,394	1,826	2,683	3,880

	13,756	17,519	27,689	31,627

Operating income (loss)	447	(759)	1,475	(4,223)
Interest expense	(215)	(206)	(436)	(420)
Other income (expense), net	4	12	(13)	(44)

Income (loss) before income tax (provision) benefit	236	(953)	1,026	(4,687)
Income tax (provision) benefit	(167)	270	(511)	1,625

Net income (loss)	$69	$(683)	$515	$(3,062)

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(11)	(13)	(19)	(21)

Comprehensive income (loss)	$58	$(696)	$496	$(3,083)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.02)	$0.02	$(0.11)

Weighted average shares outstanding:
Basic	34,102	27,964	34,042	27,714

Diluted	34,344	27,964	34,287	27,714

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in thousands, except par value amounts)

(Unaudited)

	Common Stock ($.01 Par Value)
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2011	34,838	$348	$266,668	$(378)	$(218,971)	$47,667
Exercise of options	47	1	106	—	—	107
Stock-based compensation expense	—	—	801	—	—	801
Shares and cash issued for restricted stock and restricted stock units (1)	563	5	(287)	—	—	(282)
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Net income	—	—	—	—	515	515

Balances, June 30, 2012	35,448	$354	$267,288	$(397)	$(218,456)	$48,789

(1)	Includes shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands)

	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$515	$(3,062)
Adjustments used to reconcile net income to net cash used in operating activities:
Depreciation	1,962	1,029
Amortization	126	126
Net loss from asset dispositions	7	—
Bad debt recovery	(6)	(28)
Stock-based compensation	801	788
Deferred income taxes	490	(1,653)
Imputed interest on note payable	11	19
Provision for inventory write-off and scrap	340	531

Changes in assets and liabilities:
Accounts receivable	2,420	(478)
Inventories	(1,610)	(5,824)
Accounts payable and accrued liabilities	(4,005)	3,520
Deferred revenue	—	(319)
Other	191	640

Net cash provided by (used in) operating activities	1,242	(4,711)

Cash flows from investing activities:
Purchase of property, plant and equipment	(349)	(2,762)
Proceeds from sale of assets	14	—
Purchase of intellectual property	(122)	(116)

Net cash used in investing activities	(457)	(2,878)

Cash flows from financing activities:
Proceeds from line of credit	4,375	1,500
Payments on line of credit	(2,875)	—
Principal payments on debt	(2,677)	(1,812)
Net issuance (purchase) of common stock	(175)	1,252

Net cash provided by (used in) financing activities	(1,352)	940

Effect of foreign currency	(19)	(23)

Net decrease in cash and cash equivalents	(586)	(6,672)

Cash and cash equivalents, beginning of period	4,736	9,945

Cash and cash equivalents, end of period	$4,150	$3,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$402	$432

Cash paid for income taxes	$72	$70

Property, plant and equipment financed by capital leases	$404	—

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The accompanying unaudited, interim consolidated financial statements at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, and the audited balance sheet at December 31, 2011, have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”). The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP. The results of operations for the period ended June 30, 2012, are not necessarily indicative of expected operating results for the full year.

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

NOTE 2.	INVENTORIES

Inventories consist of the following as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Finished goods	$6,606	$3,726
Work in process - current portion	14,107	16,524

	$20,713	$20,250

Work in process - long-term (1)	$3,388	$2,581

(1)	Long-term inventory relates to items that the Company does not forecast to sell within one year, based upon expected sales as a result of our analysis of current orders, backlog and forecast of future demand. Management believes this inventory will be sold in the future and is fully recoverable.

NOTE 3.	OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	June 30, 2012	December 31, 2011

Prepaid expenses	$549	$783
Prepaid insurance	116	170
Supplies inventory	244	231
Other	84	3

Total	$993	$1,187

Accrued Liabilities consist of:

(in thousands)	June 30, 2012	December 31, 2011

Compensation-related liabilities	$641	$1,827
Accrued property taxes	84	188
Accrued external commissions	319	230
Other	674	356

Total	$1,718	$2,601

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	June 30, 2012	December 31, 2011

Land	—	$668	$668
Buildings and improvements	7, 10 and 18	7,343	7,343
Equipment	3 and 5	23,465	23,998
Office furniture and equipment	5 and 7	385	764
Leasehold Improvements	3 and 10	7,101	6,719
Construction in progress	—	1,152	1,046

		40,114	40,538
Less accumulated depreciation and amortization		(18,074)	(17,466)

		$22,040	$23,072

Depreciation expense for property, plant and equipment was $996,000 and $526,000 for the three months ended June 30, 2012 and 2011, respectively and $1.9 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5.	INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	June 30, 2012	December 31, 2011

Patents and core technology	$4,795	$4,672
Accumulated amortization	(2,096)	(1,969)

Intangible assets, net	$2,699	$2,703

Amortization expense for intangible assets was $63,000 for each of the three month periods ended June 30, 2012 and 2011, and $126,000 for each of the six month periods ended June 30, 2012 and 2011. Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2012 through 2016 and a total of $1.6 million thereafter.

NOTE 6.	LONG-TERM DEBT

(in thousands)	June 30, 2012	December 31, 2011

Long-term debt:
Capital leases	$3,578	$4,246
National Semiconductor promissory note	490	478
Mortgage note	3,361	3,439
Term loan	2,222	3,750

	9,651	11,913
Current maturities of long-term debt	(3,393)	(4,202)

Total	$6,258	$7,711

On February 29, 2012, we executed an Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a maximum of $7.5 million working capital line of credit and a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The borrowing base under the line of credit includes eligible accounts receivable and eligible raw materials, work in process and finished goods inventory, capped at $1.0 million for domestic inventory and $3.0 million for export inventory, further reduced by 50% of the outstanding balance under our term loan. The Loan Agreement provides for interest on the line of credit at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances maintained at SVB and borrowing base availability, with an expiration date of February 28, 2013. The Loan Agreement also required an additional principal payment against the term loan of $875,000 before March 31, 2012, which reduced our remaining 27 monthly principal payments to approximately $93,000 each, plus accrued interest. Security for the Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The Company draws upon the line of credit for working capital purposes and to fund capital requirements as needed.

As of June 30, 2012, we had $1.5 million outstanding on the secured line of credit facility, at an interest rate of 5.75%, and remaining net availability under this facility of $3.2 million.

We are required to comply with certain covenants under the Loan Agreement, calculated on a monthly basis. These covenants include requirements to maintain a minimum EBITDA level and a minimum liquidity ratio, and restrictions on certain business actions, such as payment of cash dividends, without the consent of SVB. As of June 30, 2012, we were in compliance with all covenant requirements.

The Company currently has seven capital leases outstanding totaling $3.6 million, with terms between two and three years and effective interest rates between 9% and 10%. Under these leases, we have standby letters of credit in favor of five of the lessors for approximately $1.7 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of June 30, 2012, the present value of this promissory note was $485,000. We discounted the note at 5.75%. The face value of this note as of June 30, 2012 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of June 30, 2012:

(in thousands)	2012	2013	2014	2015	2016	Total

Term loan	$556	$1,110	$556	$—	$—	$2,222
National Semiconductor promissory note	250	250	—	—	—	500
Mortgage note	81	168	179	190	2,743	3,361
Capital leases	1,143	1,467	1,388	—	—	3,998
Less amount representing interest on the capital leases and promissory note						(430)

Total debt						$9,651

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Term loan	$2,222	$2,215	$3,750	$3,758
National Semiconductor promissory note	490	485	478	473
Capital leases	3,578	3,679	4,246	4,271
Mortgage note	3,361	3,258	3,439	3,389

	$9,651	$9,637	$11,913	$11,891

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to changes in the weighted average interest rate used, subsequent to when the transactions occurred.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2014 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2012, are as follows:

Years Ending December 31:	Operating Leases (in thousands)

2012 (July to December)	$133
2013	189
2014	39

Total	$361

Total expense on all operating leases was $552,000 and $515,000 for the three months ending June 30, 2012 and 2011, respectively, and $1.1 million for the each of the six month periods ending June 30, 2012 and 2011.

Manufacturing Alliances

In 2007, the Company and Texas Instruments (“TI”) entered into a commercial manufacturing agreement for F-RAM memory products, which was amended in 2011 and 2012. Under that agreement, the Company provides certain design, testing and other activities associated with product development, and TI provides certain foundry and related services. As amended, the agreement provides for automatic renewals unless it is terminated for cause or notice of termination without cause is given prior to the end of any renewal period. If notice of termination without cause is given, the agreement terminates three years thereafter and the Company may place last orders and take delivery of product during the following year. The agreement contains various obligations of the parties, including obligations for us regarding minimum orders and negotiated pricing of products we purchase.

On July 20, 2012, we executed a long-term, multi-year Manufacturing and License Partnering Agreement with ROHM Co., Ltd. (“ROHM”), which provides for ROHM to manufacture F-RAM semiconductor product wafers for us on ROHM’s established manufacturing line, as well as for our distribution of certain products manufactured by ROHM. Under the terms of the Agreement, the Company and ROHM also cross-licensed their F-RAM and certain related intellectual property and technology. There are currently no purchase commitments or contingencies in connection with this agreement.

Purchase Commitments

At June 30, 2012, the Company had certain commitments which were not included on the consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $70,000 and wafer purchase commitments of approximately $2.7 million under current purchase orders, and $4.0 million related to minimum monthly purchase commitments under an existing supplier contract, through June 30, 2015.

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of June 30, 2012.

In June 2012, Paul Dent (“Plaintiff”), a purported Ramtron stockholder, filed a putative class action complaint against the Company and certain of its officers and directors (the “Individual Defendants” or, collectively with the Company, the “Defendants”), in the District Court for El Paso County, Colorado, captioned Dent v. Ramtron International Corporation, et al., Docket No. 44906737. Plaintiff purports to bring this action as a class action on behalf of himself and other similarly situated Ramtron stockholders. The complaint alleges that Defendants breached their fiduciary duties in connection with the June 12, 2012 proposal by Cypress Semiconductor Corporation (“Cypress”), pursuant to which Cypress would acquire all of the outstanding shares of the Company for $2.48 in cash. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by rejecting all approaches by Cypress and refusing to engage in any negotiations with Cypress or by failing to seek any higher offer that could be achieved through negotiations. The complaint seeks, among other things, injunctive relief as follows: an order declaring the action to be properly maintainable as a class action, a declaration that Defendants have breached their fiduciary duties to the Plaintiff and the class, an order directing Defendants to consider and respond in good faith to acquisition offers that would maximize value to the Plaintiff and the class, an order permanently enjoining the Defendants from initiating any further defensive measures that may render the acquisition of the company unduly burdensome or expensive for a potential acquirer, an order directing the Individual Defendants to account to the Plaintiff and the class for all damages suffered as a result of the Individual Defendants’ wrongdoing, and an award of attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend it vigorously.

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

Stock-based Compensation Plans

On June 5, 2012, our stockholders approved the 2012 Incentive Award Plan (the “2012 Plan”), which reserves a total of 3,879,864 shares of our common stock for issuance under stock option or restricted stock grants. Of these reserved shares, 379,864 remained available for issuance under our previous 2005 Incentive Award Plan (the “2005 Plan”) at June 5, 2012. In accordance with the terms of the 2012 Plan, these shares were carried forward to and included in the reserve of shares available for issuance pursuant to the 2012 Plan. From January 1, 2012 through June 5, 2012, stock option and restricted stock grants were made under the 2005 Plan. As of June 5, 2012, the 2005 Plan and the previous and expired 1995 Stock Option Plan, as amended, are only relevant to grants outstanding under these plans or forfeitures that increase the available shares under the 2012 Plan.

The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of June 30, 2012, we had not granted any incentive stock options under either the 2012 Plan or the 2005 Plan.

At June 30, 2012, the number of shares available for future grant under the 2012 Plan was 3,830,863.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income Statement Classifications:
Cost of Sales	$74	$38	$152	$73
Research and development	98	125	224	208
Sales and marketing	72	82	132	164
General and administrative	124	196	293	343

Total	$368	$441	$801	$788

Stock Options

Stock options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. As of June 30, 2012, there was approximately $990,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For grants issued during 2012, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our stock over the past 6 years, which approximates the calculated expected term of our options over the past 10 years, a period we considered a fair indicator of future exercises. We based the risk-free interest rate that we use in the option valuation model on U.S. Treasury Notes with remaining terms similar to the expected terms on the options. Forfeitures are estimated at the time of grant based upon historical experience. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

The assumptions used to value option grants for the quarter ended June 30, 2012 are as follows:

Risk free interest rate	1.0%
Expected dividend yield	0%
Expected term (in years)	5.0 – 6.0 years
Expected volatility	68%

The weighted average fair value per share of options granted during the six months ended June 30, 2012 and 2011 were $1.27 and $1.68, respectively.

The following table summarizes stock option activity related to our plans for the six months ended June 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)

Outstanding at December 31, 2011	3,962	$2.88
Granted	158	$2.15
Forfeited	—	—
Exercised	(48)	$2.26
Expired	(63)	$3.44

Outstanding at June 30, 2012	4,009	$2.85

The intrinsic value of $1,827,000 for outstanding options is the difference between the market value as of June 30, 2012, and the exercise price of the options that are below the market value. The closing market value as of June 30, 2012, was $3.02 as reported by the Nasdaq Global Market.

Restricted Stock

Restricted stock grants generally vest one to four years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair market value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of June 30, 2012, there was approximately $2.1 million of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 3.2 years.

A summary of non-vested restricted shares during the six months ended June 30, 2012, is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding at December 31, 2011	985	$2.53
Granted	628	$2.09
Forfeited	(19)	$2.88
Vested/Released	(301)	$2.48

Outstanding at June 30, 2012	1,293	$2.32

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

A summary of the Company’s restricted stock units, as of June 30, 2012, is as follows:

	Number of Restricted Units	Weighted Average Remaining Contractual Term
	(in thousands)	(in years)
Outstanding at December 31, 2011	252
Granted	—
Forfeited	(18)
Vested/Released	(68)

Outstanding at June 30, 2012	166	0.90

As of June 30, 2012, approximately $344,000 remained in unrecognized compensation costs related to unvested outstanding restricted stock units, with a weighted-average recognition period of 1.3 years.

NOTE 9.	INCOME TAXES

The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the application and interpretation of tax laws, treaties and judicial developments, in collaboration with its tax advisors.

The following table presents the provision for income taxes and the effective tax rates:

	Six months ended
(in thousands)	June 30, 2012	June 30, 2011

Income (loss) before income taxes	$1,026	$(4,687)
(Provision for) benefit from income taxes	(511)	1,625
Effective tax rate	49.8%	34.7%

The 49.8% effective tax rate for the six months ended June 30, 2012 differs from the statutory federal rate of 35% due primarily to state taxes of 3.5% and permanent tax differences of 11.5% related to nondeductible expenses, stock compensation and research and development credits.

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

At June 30, 2012 and December 31, 2011, our deferred tax asset and related valuation allowance were as follows:

(in thousands)	June 30, 2012	December 31, 2011

Gross deferred tax assets	$29,570	$30,384
Less valuation allowance	(24,035)	(24,359)

Net deferred tax assets	$5,535	$6,025

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

The following table sets forth the calculation of net income (loss) per common share for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$69	$(683)	$515	$(3,062)

Common shares outstanding:
Historical common shares outstanding at beginning of period	35,345	28,107	34,838	27,540
Less: Non-vested restricted stock at beginning of period	(1,261)	(432)	(985)	(191)
Weighted average common shares issued during period	18	289	189	365

Weighted average common shares at end of period - basic	34,102	27,964	34,042	27,714

Effect of other dilutive securities:
Options	63	—	55	—
Restricted stock	179	—	190	—

Weighted average common shares at end of period - diluted	34,344	27,964	34,287	27,714

Net income (loss) per share:
- basic and diluted	$0.00	$(0.02)	$0.02	$(0.11)

As of June 30, 2012 and June 30, 2011, we had equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Stock Options	3,750	4,270	3,773	4,270
Restricted stock/units	432	734	456	734

NOTE 11.	SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Our operations are conducted through one business segment. Our business develops, manufactures and sells ferroelectric nonvolatile random access memory products, integrated products, and licenses the technology related to such products.

We sell our products to direct customers and to electronic components distributors. Net sales by customer type, by geographic area based on product shipping destination, and to significant customers were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Percentage of net sales:

Sales to distributors	73%	69%	77%	72%
Sales to direct customers	27%	31%	23%	28%

	100%	100%	100%	100%

Geographic area net sales:

United States	10%	12%	16%	10%
International	90%	88%	84%	90%

	100%	100%	100%	100%

Significant distributors/customers:

Tokyo Electron Device	14%	8%	14%	10%
MSC Vertriebs GMBH	3%	12%	6%	14%

Except as presented above, no other direct customer or distributor accounted for greater than 10% of our net sales for the three or six months ended June 30, 2012, or June 30, 2011.

Balances due from our significant distributors or direct customers at June 30, 2012 and December 31, 2011, as a percentage of total gross accounts receivable, were as follows:

	Percentage of Gross Accounts Receivable
	June 30, 2012	December 31, 2011

Tokyo Electron Device	12%	7%
Action Technology	12%	23%

No other direct customer or distributor accounted for more than 10% of our accounts receivable as of June 30, 2012 or December 31, 2011.

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

Our forecasts, including forecasts for future demand, are developed using a bottom-up approach with input from our field sales force and supply chain management teams. These forecasts, coupled with our backlog, are then compared to our inventory levels. Any excess is included in our inventory allowance reserve.

In recent periods, estimates of future demand were difficult to determine due to the supply constraints we experienced when our previous wafer foundry ceased the production of wafers for us. During the transition to another wafer foundry, we underestimated demand, as well as the amount of time it would take to establish the new foundry for production. This situation forced us to put customers on allocation. As a result of this allocation, some customers placed orders beyond their actual needs at the time. As we began to fill those orders, many customers rescheduled shipments to later dates, which caused our inventory levels to rise. We have since revised our policy and require customers to give a 60-day notice when revising shipment dates, which is an industry standard.

Allowance for Doubtful Accounts and Returns. We seek to maintain a stringent credit approval process although our management must make significant judgments in assessing our customers’ ability to pay at the time of shipment. Despite this assessment, from time to time, customers are unable to meet their payment obligations. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due and collection attempts. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. We continue to monitor our customers’ credit worthiness, and use judgment in establishing the estimated amounts of customer receivables that will ultimately not be collected.

An allowance for sales returns is established based on historical and current trends in product returns and customer rebates. Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates. Also, certain distributors are granted rebates if specific end customers purchase our products. We estimate these rebates at the time of sale and record a related allowance. At June 30, 2012 and December 31, 2011, the Company’s reserve for sales returns was $2.4 million and $2.3 million, respectively.

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

RESULTS OF OPERATIONS

Business Highlights for the Three Months Ended June 30, 2012

•

We named Gery E. Richards as chief financial officer in May, 2012. Mr. Richards joined the Company in 2004, became controller in 2008, and was appointed interim chief financial officer in October 2011.

•

We appointed Erik Wood as director of business development, bringing 17 years of solution sales and high-tech market development experience with expertise in the defense/aerospace, supply chain, transportation, oil and gas, healthcare, identification and security markets.

Product Highlights for the Three Months Ended June 30, 2012

•	The Company was added to NVIDIA’s Preferred Vendor List and participated in the 2012 GPU Technology Conference in San Jose, CA.

•

We announced availability of the MaxReader Development Kit (the “Kit”) to enhance the adoption of our wireless memory products. The Kit allows system designers to quickly evaluate, thoroughly test, and rapidly prototype Ramtron’s MaxArias™ wireless memory for a broad range of RF-enabled applications.

Financial Highlights for the Three Months Ended June 30, 2012

•	Total revenue for the three months ended June 30, 2012 was $14.2 million, which was a decrease of 15% from $16.8 million in the three months ended June 30, 2011.

•	Net income was $69,000, or $0.00 per share, for the three months ended June 30, 2012, compared with net loss of $683,000, or $(0.02) per share, for the three months ended June 30, 2011.

•	Product gross margin for the three months ended June 30, 2012 was 52%, which was 5% higher than a gross margin of 47% for the three months ended June 30, 2011.

Financial Highlights for the Six Months Ended June 30, 2012

•	Total revenue for the six months ended June 30, 2012 was $29.2 million, which was an increase of 7% from $27.4 million in the six months ended June 30, 2011.

•	Net income was $515,000, or $0.02 per share, for the six months ended June 30, 2012, compared with a net loss of $3.1 million, or ($0.11) per share, for the six months ended June 30, 2011.

•	Product gross margin for the six months ended June 30, 2012 was 52%, which was 5% higher than a gross margin of 47% for the six months ended June 30, 2011.

Unsolicited Tender Offer by Cypress Semiconductor

On June 21, 2012, Cypress Semiconductor Corporation (“Cypress”) and Rain Acquisition Corp., a wholly-owned subsidiary of Cypress, commenced an unsolicited tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of the Company at a purchase price of $2.68 net per share in cash. As amended, the Offer will expire on August 3, 2012. The Company’s Board of Directors (“Board”) has engaged legal and financial advisors to assist the Company in evaluating and responding to the Offer. The Board has reviewed the Offer with the assistance of the Company’s management and legal and financial advisors and, after careful consideration, the Board has unanimously determined that the Offer is inadequate, does not reflect the intrinsic value of the Company, and is not in the best interest of the Company and its stockholders.

Business Outlook for 2012

In light of limited near-term visibility, we are modifying our guidance policy from providing an outlook for full-year 2012 to an outlook for the next reportable quarter. As visibility and industry conditions improve, management will re-evaluate its guidance policy.

The following statements are based on current expectations of results for the third quarter of 2012. These statements are forward looking, and actual results may differ materially from those set forth in these statements. We intend to continue our policy of not updating forward-looking statements other than in publicly available documents, even if experience or future changes show that anticipated results or events will not be realized.

For the three months ended September 30, 2012:

•	Management expects revenue of approximately $14.0 to $14.5 million with a gross product margin of 52%.

•

In terms of operating expenses, by expense line item as a percent of total revenue, management expects sales and marketing to be 18% of total revenue, research and development to be 22%, and general and administrative to be 16%. Included in general and administrative expenses are expected fees and expenses totaling approximately 5% of total revenue, associated with the tender offer commenced by Cypress Semiconductor Corporation.

During the remainder of 2012, management plans to:

•	Focus on driving demand creation activities to place the Company in the best position to accelerate global adoption of F-RAM and achieve our growth objectives;

•	Introduce an upgrade to our wireless memory product;

•	Introduce the Company’s first secure memory product;

•	Introduce the Company’s first system-on-chip platform product.

PERIOD COMPARISONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

(in thousands, except average selling price)	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011

Product sales	$14,203		$16,581	$29,164		$27,046
% change compared to prior period		(14%)			8%
Units shipped	12,056		15,974	23,299		25,114
% change compared to prior period		(25%)			(7%)
Average selling price	$1.18		$1.04	$1.25		$1.08
% change compared to prior period		13%			17%
Other revenue	—		$179	—		$358
% change compared to prior period		(100%)			(100%)
Total revenue	$14,203		$16,760	$29,164		$27,404
% change compared to prior period		(15%)			6%

Three Months:

Product revenue decreased $2.4 million, or 14%, for the three months ended June 30, 2012, compared to the same period last year. The revenue decrease was due to shipping 3.9 million fewer units than the same quarter last year as a result of softening demand in the semiconductor industry and a general decline in the worldwide economy. The decrease in shipments was partially offset by an increase in our average selling price due to increased sales of higher-density products.

For the three months ended June 30, 2012, we had no other revenue, compared to license and development fees of $179,000 for the three months ended June 30, 2011, which was in connection with a license fee arrangement that ended in 2011.

Six Months:

Product revenue increased $2.1 million for the six months ended June 30, 2012, compared to the same period last year. Although our units shipped decreased 7% from the same period of 2011, our average selling price increased 17%, from $1.08 to $1.25 per unit. The increase in our average selling price was due to increased sales of higher-density products.

For the six months ended June 30, 2012, we had no other revenue, compared to license and development fees of $358,000 during the same period of 2011, which was in connection with a license fee arrangement that ended in 2011.

Cost of Product Sales

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Cost of product sales	$6,837	$8,854	$13,998	$14,315
Gross margin percentage	52%	47%	52%	47%

Three Months:

Cost of product sales was $6.8 million for the three months ended June 30, 2012, which was a decrease of $2.0 million from the same period in 2011. This decrease was due to a 25% decrease in units shipped, combined with improved gross product margins. Gross product margin increased to 52%, compared with 47% for the same period last year. The increase in gross margin was due primarily to improved cost control measures and a change in product mix, toward higher-margin, high-density products.

Six Months:

Cost of product sales for the six months ended June 30, 2012 was $14.0 million, which was a decrease of $317,000 from the same period in 2011. This decrease was due to a reduction in units shipped, combined with improved gross product margins. Product gross margin for the six months ended June 30, 2012 increased by 5%, to 52%, compared with 47% for the same period last year. The increase in gross margin was due primarily to improved cost control measures and a change in product mix toward sales of higher-margin, high-density products.

Research and Development Expense

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Research and development expense	$3,232	$4,234	$6,586	$8,767
Percent of total revenue	23%	25%	23%	32%

Three Months:

Research and development expense for the three months ended June 30, 2012 was $3.2 million, which was a $1.0 million decrease from the same period of 2011. This decrease was primarily due to a $950,000 decrease in engineering wafers, supplies, consulting fees, and a $215,000 decrease in labor costs due to reduced headcount. These cost reductions were partially offset by increased depreciation expense of approximately $300,000.

Six Months:

Research and development expense for the six months ended June 30, 2012 was $6.6 million, which was a $2.2 million decrease from the same period in 2011. This decrease was due primarily to a $350,000 decrease in mask revision charges, a $1.4 million decrease in engineering wafers, and a $300,000 decrease in maintenance costs in connection with our wafer foundry in Burlington, Vermont. We also had a decrease in compensation-related expenses and outside services of approximately $570,000, which was offset by increased depreciation of a similar amount.

Sales and Marketing Expense

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales and marketing expense	$2,293	$2,605	$4,422	$4,665
Percent of total revenue	16%	16%	15%	17%

Three Months

Sales and marketing expense was $2.3 million for the three months ended June 30, 2012, which was a decrease of $312,000 from the same period of 2011. This decrease was primarily the result of a reduction in sales commissions and travel expenses.

Six Months

Sales and marketing expense was $4.4 million for the six months ended June 30, 2012, which was a $243,000 decrease from the same period of 2011. This decrease was primarily due to a reduction in internal and external sales commissions totaling approximately $500,000, and a decrease of $140,000 in travel costs. These reductions were partially offset by increased compensation-related costs as a result of personnel additions, and increased costs relating to trade shows and outside services.

General and Administrative Expense

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

General and administrative expense	$1,394	$1,826	$2,683	$3,880
Percent of total revenue	10%	11%	9%	14%

Three Months

General and administrative expense for the three months ended June 30, 2012 was $1.4 million, which was a $432,000 decrease from the same period of 2011. This decrease was due primarily to reductions in variable and stock-based compensation expenses of $230,000, and legal and consulting expenses of approximately $200,000.

Six Months

General and administrative expense for the six months ended June 30, 2012 was $2.7 million, compared to $3.9 million for the same period of 2011. The $1.2 million decrease was primarily the result of a $400,000 decrease in salary and benefits relating to the resignation of our former CEO, combined with a $350,000 reduction in variable compensation expenses, and a decrease in relocation, travel, staff selection, and other miscellaneous expenses totaling approximately $350,000.

Other Non-Operating Income (Expenses)

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest expense	$(215)	$(206)	$(436)	$(420)
Other income (expense)	$4	$12	$(13)	$(44)
Income tax (provision) benefit	$(167)	$270	$(511)	$1,625

Three Months

Interest expense was $215,000 for the three months ended June 30, 2012, which was an increase of $9,000 from the three months ended June 30, 2011. This increase was due to an increase in interest in connection with capital leases and borrowings against our line of credit.

Other income was $4,000 for the three months ended June 30, 2012, compared with $12,000 for the same period in 2011. The decrease in other income was due primarily to reduced foreign exchange gains.

For the three months ended June 30, 2012, the Company recorded a $167,000 income tax provision. During the three months ended June 30, 2011, the Company recorded a $270,000 income tax benefit due to an operating loss for the period.

Six Months

Interest expense was $436,000 during the six months ended June 30, 2012, which was a $16,000 increase from the six months ended June 30, 2011. This increase was due to increased borrowings against our line of credit and an increase in interest expense in connection with capital leases.

Other expense was $13,000 for the six months ended June 30, 2012, which was a decrease of $31,000 compared to the six months ended June 30, 2011. This decrease was due to reduced foreign exchange losses in the six months ended June 30, 2012, compared to the same period of 2011.

Income tax provision for the six months ended June 30, 2012 was $511,000, with an effective tax rate of 49.8%. During the six months ended June 30, 2011, the Company recorded an income tax benefit of $1.6 million as a result of our operating loss for that period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, are summarized as follows:

(in thousands)	2012	2011

Cash provided by (used in):
Operating activities	$1,242	$(4,711)
Investing activities	(457)	(2,878)
Financing activities	(1,352)	940
Effect of exchange rate changes on cash	(19)	(23)

Net (decrease) increase in cash and cash equivalents	$(586)	$(6,672)

Cash Flows from Operating Activities

The net amount of cash provided by operating activities during the six months ended June 30, 2012 was $1.2 million and was primarily due to net income of $515,000, adjusted for non-cash charges to depreciation, stock-based compensation and deferred income taxes. Working capital used a net of $3.0 million in cash due primarily to an increase in inventory of $1.6 million and a decrease in accounts payable and accrued liabilities of $4.0 million, partially offset by a decrease in accounts receivable of $2.4 million.

The net amount of cash used in operating activities during the six months ended June 30, 2011 was $4.7 million and was primarily due to our loss from operations of $3.1 million, after adjusting for non-cash items of $800,000, resulting in a net use of cash of $2.3 million. Working capital used an additional $2.4 million in cash due primarily to an increase in inventory of $5.8 million. This was offset by a $3.5 million increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the six months ended June 30, 2012 was $457,000, which was primarily related to photomask capital purchases.

The net amount of cash used in investing activities during the six months ended June 30, 2011 was $2.9 million, which was primarily related to capital purchases associated with our Burlington, Vermont wafer foundry and test equipment to expand our back-end capacity.

Cash Flows from Financing Activities

The net amount of cash used in financing activities during the six months ended June 30, 2012 of $1.3 million was due to principal payments on debt, partially offset by net proceeds from our line of credit facility of $1.5 million.

The net amount generated by financing activities during the six months ended June 30, 2011 of $900,000 was due to a $1.5 million draw on our line of credit and $1.3 million in proceeds from the exercise of stock options. This was partially offset by principal payments on our debt, primarily our capital leases and term loan, of $1.8 million.

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

The Company had $4.2 million in cash and cash equivalents at June 30, 2012. We also had approximately $3.2 million available to us under our $7.5 million secured line of credit facility. As of June 30, 2012, we had $1.5 million outstanding under this facility, which has been extended until February 28, 2013.

Inventories increased by $2.7 million during the first quarter of 2012, and decreased $1.4 million in the second quarter of 2012. We expect further decreases in inventories through the remainder of 2012, as we focus on returning to desired inventory levels and converting inventory into cash through product sales.

If the Cypress tender offer, as described earlier in this Item 2., and subsequent acquisition is not consummated, we expect payments due in connection with the transaction during the second half of 2012 and the first quarter of 2013 to total in excess of $750,000, and further required payments during the second quarter of 2013 to be in excess of $1.25 million. These payments include primarily legal, advisory, and other professional fees, as well as proxy solicitation costs.

Our existing loan agreement with SVB requires SVB to approve any additional debt financing we may seek to obtain, other than specific approved debt, such as lease lines of credit. We may be required to seek additional debt or equity funds to repay our existing debt, execute our business strategy, or pay expenses associated with the Cypress tender offer. Any issuance of equity securities to obtain additional funds would result in dilution of our existing stockholders’ interests.

Debt Instruments

On February 29, 2012, we executed an Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a maximum of $7.5 million working capital line of credit and a $6.0 million term loan with a fixed interest rate of 6.5% per annum. The borrowing base under the line of credit includes eligible accounts receivable and eligible raw materials, work in process and finished goods inventory, capped at $1 million for domestic inventory and $3 million for export inventory, further reduced by 50% of the outstanding balance under our term loan. The Loan Agreement provides for interest on the line of credit at a floating rate equal to the SVB prime lending rate plus 1.75% to 2.25% per annum depending upon cash balances maintained at SVB and borrowing base availability, with an expiration date of February 28, 2013. The Loan Agreement also required an additional principal payment against the term loan of $875,000 before March 31, 2012, which reduced our remaining 27 monthly principal payments to approximately $93,000 each, plus accrued interest. Security for the Loan Agreement includes all of the Company’s assets except for real estate and leased equipment. The Company draws upon the loan facility for working capital purposes and to fund capital requirements as needed.

As of June 30, 2012 we had $1.5 million outstanding on the secured line of credit facility, with a remaining net availability under this facility of $3.2 million.

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

We currently have seven capital leases outstanding, totaling approximately $3.6 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have standby letters of credit in favor of five of the lessors for approximately $1.7 million.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. We expect to make the 2012 payment, which was due in April, during the second half of 2012. As of June 30, 2012, the present value of this promissory note is $485,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of June 30, 2012 was $500,000.

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

Foreign Currency Exchange Rate Risk. The majority of our sales, research and development and marketing expenses are now transacted in U.S. dollars. We have a small amount of open sales orders relating to Yen based sales, which are immaterial.

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing in 2010 and the second in 2011, all parties will submit their final motions in 2013. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as a result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of June 30, 2012.

In June 2012, Paul Dent (“Plaintiff”), a purported Ramtron stockholder, filed a putative class action complaint against the Company and certain of its officers and directors (the “Individual Defendants” or, collectively with the Company, the “Defendants”), in the District Court for El Paso County, Colorado, captioned Dent v. Ramtron International Corporation, et al., Docket No. 44906737. Plaintiff purports to bring this action as a class action on behalf of himself and other similarly situated Ramtron stockholders. The complaint alleges that Defendants breached their fiduciary duties in connection with the June 12, 2012 proposal by Cypress Semiconductor Corporation (“Cypress”), pursuant to which Cypress would acquire all of the outstanding shares of the Company for $2.48 in cash. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by rejecting all approaches by Cypress and refusing to engage in any negotiations with Cypress or by failing to seek any higher offer that could be achieved through negotiations. The complaint seeks, among other things, injunctive relief as follows: an order declaring the action to be properly maintainable as a class action, a declaration that Defendants have breached their fiduciary duties to the Plaintiff and the class, an order directing Defendants to consider and respond in good faith to acquisition offers that would maximize value to the Plaintiff and the class, an order permanently enjoining the Defendants from initiating any further defensive measures that may render the acquisition of the company unduly burdensome or expensive for a potential acquirer, an order directing the Individual Defendants to account to the Plaintiff and the class for all damages suffered as a result of the Individual Defendants’ wrongdoing, and an award of attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend it vigorously.

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

We had net income of $69,000 and $445,000 during the quarters ended June 30, 2012 and March 31, 2012, respectively, which followed a net loss of $1.8 million for the year ended December 31, 2011. Our ability to generate a profit from ongoing operations in future periods is subject to significant risks and uncertainties, including, but not limited to, our ability to successfully sell our products at prices that are sufficient to cover our operating costs, to enter into additional technology development and license arrangements, to obtain sufficient contract manufacturing capacity and, if necessary, to raise additional financing to fund our growth. There is no guarantee that we will be successful in reducing these risks.

We have spent substantial amounts of money in developing our products and in our efforts to obtain commercial manufacturing capabilities for those products. At June 30, 2012, our accumulated deficit was $218 million. Our ability to increase revenue and achieve profitability in the future will depend substantially on our ability to increase sales of our products by gaining new customers and increasing sales to our existing customers, our success in reducing manufacturing costs, while increasing our contract manufacturing capacity, our ability to significantly increase sales of existing products, and our success in introducing and profitably selling new products.

Cypress Semiconductor’s (“Cypress”) unsolicited tender offer and unsolicited acquisition proposal may continue to distract our management and employees, result in substantial legal and other advisory expenses, and create uncertainty that may adversely affect our business and results.

On June 21, 2012, Cypress and Rain Acquisition Corp., made an unsolicited tender offer to purchase all of the outstanding shares of common stock of the Company for $2.68 per share. As amended, the Offer will expire on August 3, 2012. As more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on July 5, 2012 in response to the offer, the Company’s board of directors unanimously recommended that the Company’s stockholders reject the offer and not tender their shares to Cypress for purchase. As of June 30, 2012, the Company has recorded approximately $200,000 of expenses incurred in connection with the offer, consisting primarily of legal, advisory and other professional fees as well as proxy solicitation costs.

The review, consideration, and response to Cypress’ efforts to gain control of our company require the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. Acquisition efforts have also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. In addition, Cypress’ acquisition efforts have created and may continue to create uncertainty for current and potential partners, suppliers and customers. Also, we, certain of our executive officers and our board of directors have been named in a lawsuit relating to Cypress’ acquisition efforts as more fully described under “Legal Proceedings” in Part II., Item 1. of this Form 10-Q. This lawsuit or any future lawsuits may be time consuming and expensive.

The impact of Cypress’ acquisition efforts due to these or other factors may undermine our business and have a material adverse effect on our results of operations, and may cause increased volatility and wide price fluctuations in our stock price.

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

We currently rely on foundry services from TI and IBM for commercial manufacturing of our F-RAM products, and have recently executed a contract with ROHM Co., Ltd. for additional foundry capacity in the near future. Our foundry agreements with TI and with IBM may not be renewed at the end of the contract term or negotiation of new contract terms may not be acceptable. In this event, the engagement of alternative foundry services will become necessary, which would require capital investment and related cash funding, and would likely result in our inability to fill our customers’ orders. In addition, we rely on a small number of other contract manufacturers and foundries to manufacture our other products. Reliance on a limited number of foundries involves several risks, including capacity constraints or delays in the timely delivery of our products, reduced control over delivery schedules and the cost of our products, variations in manufacturing yields, dependence on the foundries for quality assurance, and the potential loss of production and a slowdown in filling our orders due to seismic activity, other force majeure events and other factors beyond our control, including increases in the cost of the wafers we purchase from our foundries.

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

Our F-RAM semiconductor memory and integrated semiconductor products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Our research and development expense, for the quarter ended June 30, 2012, was $3.2 million, or 23% of our total revenue.

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

We depend on IBM, Texas Instruments, and ROHM, our F-RAM product contract manufacturers, to supply components of the new products, and, if the new products are ordered in substantial quantities, or, if for any other reason, those contract manufacturers are not able timely to supply sufficient components for the new products, our new products may be unsuccessful in the markets, which would result in our not achieving expected revenue from the new products.

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

Our success depends upon continuing relationships with significant customers who, directly or indirectly, purchase significant quantities of our products. For the quarter ended June 30, 2012, approximately 43% of our total product sales revenue was generated by five customers. Our top customers include our distributors. Any reduction of product sales to our significant customers, without a corresponding increase in revenue from existing and new customers, may result in significant decreases in our revenue, which would harm our cash flows, operating results and financial condition. We cannot assure that we would be able to replace these relationships in a timely manner or at all.

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

In addition, approximately 75% of our product sales for the first six months of 2012 are through our distributor network. These distributors have a right of return for a percentage of their purchases and we could overstate our revenues if we underestimate the potential rate of returns.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	—	—	—	—
May 1 – May 31, 2012	13,230	$1.94	—	—
June 1 – June 30, 2012(1)	—	—	—	—

Total	13,230	$1.94	—	—

(1)	Represents shares withheld from vested restricted stock awards to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

101.INS	XBRL Instance document *

101.SCH	XBRL Taxonomy extension schema *

101.CAL	XBRL Taxonomy extension calculation linkbase *

101.DEF	XBRL Taxonomy extension definition linkbase *

100.LAB	XBRL Taxonomy extension label linkbase *

101.PRE	XBRL Taxonomy extension presentation linkbase *

Notes to Exhibits List:

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION

(Registrant)

/s/ Gery E. Richards
Gery E. Richards
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date: August 3, 2012