Form 10-Q
period 2012-09-30
RAMTRON INTERNATIONAL CORP
filed 2012-11-09
CIK 849502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of the issuer’s outstanding common stock, as of the latest practicable date:

35,528,425 shares	As of October 31, 2012
Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

(Except for December 31, 2011 Balance Sheet)

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Amounts in thousands, except par value and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,255	$4,736
Accounts receivable, less allowances of $2,766 and $2,307, respectively	5,064	7,556
Inventories	16,670	20,250
Deferred income taxes, net	—	338
Other current assets	833	1,187

Total current assets	23,822	34,067
Inventories, long-term	4,368	2,581
Property, plant and equipment, net	21,055	23,072
Intangible assets, net	2,765	2,703
Long-term deferred income taxes, net	—	5,687
Other assets	374	466

Total assets	$52,384	$68,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,077	$6,185
Accrued liabilities	2,333	2,601
Current portion of long-term debt	3,139	4,202

Total current liabilities	8,549	12,988
Other long-term liabilities	210	210
Long-term debt, less current portion	5,613	7,711

Total liabilities	14,372	20,909

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized: 35,450,311 and 34,838,240 shares issued and outstanding, respectively	355	348
Additional paid-in capital	267,677	266,668
Accumulated other comprehensive loss	(416)	(378)
Accumulated deficit	(229,604)	(218,971)

Total stockholders’ equity	38,012	47,667

Total liabilities and stockholders’ equity	$52,384	$68,576

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue:
Product sales	$11,963	$21,736	$41,127	$48,712
License fees	—	227	—	655

	11,963	21,963	41,127	49,367

Costs and expenses:
Cost of product sales	8,154	10,729	22,152	25,044
Research and development	3,485	4,988	10,071	13,756
Sales and marketing	2,527	2,648	6,949	7,313
General and administrative	3,075	1,786	5,758	5,666

	17,241	20,151	44,930	51,779

Operating income (loss)	(5,278)	1,812	(3,803)	(2,412)
Interest expense	(202)	(192)	(638)	(612)
Other income (expense), net	(2)	81	(15)	37

Income (loss) before income tax (provision) benefit	(5,482)	1,701	(4,456)	(2,987)
Income tax (provision) benefit	(5,665)	(529)	(6,177)	1,097

Net income (loss)	$(11,147)	$1,172	$(10,633)	$(1,890)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(19)	(16)	(38)	(37)

Comprehensive income (loss)	$(11,166)	$1,156	$(10,671)	$(1,927)

Net income (loss) per share:
Basic and diluted	$(0.33)	$0.04	$(0.31)	$(0.07)

Weighted average shares outstanding:
Basic	34,200	31,748	34,095	29,073

Diluted	34,200	32,102	34,095	29,073

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in thousands, except par value amounts)

(Unaudited)

	Common Stock ($.01 Par Value)		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances, December 31, 2011	34,838	$348	$266,668	$(378)	$(218,971)	$47,667
Exercise of options	94	1	213			214
Stock-based compensation expense			1,146			1,146
Shares and cash issued for restricted stock and restricted stock units (1)	518	6	(350)			(344)
Foreign currency translation adjustments				(38)		(38)
Net loss					(10,633)	(10,633)

Balances, September 30, 2012	35,450	$355	$267,677	$(416)	$(229,604)	$38,012

(1) Includes shares withheld from vested restricted stock and restricted stock units to satisfy the minimum withholding requirement for federal and state taxes.

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

(Unaudited)

(Amounts in thousands)

	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,633)	$(1,890)
Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,994	1,571
Amortization	190	190
Bad debt expense	156	(33)
Stock-based compensation	1,146	1,346
Deferred income taxes	6,025	(1,153)
Imputed interest on note payable	15	25
Provision for inventory write-off and scrap	881	659
Net loss from asset disposals	7	—
Changes in assets and liabilities:
Accounts receivable	2,336	(1,714)
Inventories	912	(11,937)
Accounts payable and accrued liabilities	(3,359)	7,313
Deferred revenue	—	(484)
Other	446	947

Net cash provided by (used in) operating activities	1,116	(5,160)

Cash flows from investing activities:
Purchase of property, plant and equipment	(611)	(5,269)
Proceeds from sale of assets	14	—
Purchase of intellectual property	(252)	(194)

Net cash used in investing activities	(849)	(5,463)

Cash flows from financing activities:
Proceeds from line of credit	4,375	1,500
Payments on line of credit	(4,375)	(1,500)
Principal payments on debt	(3,580)	(2,588)
Net issuance (purchase) of common stock	(131)	11,484

Net cash provided by (used in) financing activities	(3,711)	8,896

Effect of foreign currency	(37)	(45)

Net decrease in cash and cash equivalents	(3,481)	(1,772)

Cash and cash equivalents, beginning of period	4,736	9,945

Cash and cash equivalents, end of period	$1,255	$8,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$577	$620

Cash paid for income taxes	$104	$86

Property, plant and equipment financed by capital leases	$404	$370

See accompanying notes to consolidated financial statements.

RAMTRON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The accompanying unaudited, interim consolidated financial statements at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, and the audited balance sheet at December 31, 2011, have been prepared from the books and records of Ramtron International Corporation (the “Company,” “we,” “our,” or “us”). The preparation of our consolidated financial statements and related disclosures are in conformity with generally accepted accounting principles in the United States. Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP. The results of operations for the period ended September 30, 2012, are not necessarily indicative of expected operating results for the full year.

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

NOTE 2. INVENTORIES

Inventories consist of the following as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Finished goods	$4,703	$4,018
Work in process - current portion	12,419	16,930
Provision for scrap and obsolescence	(452)	(698)

	$16,670	$20,250

Work in process - long-term (1)	$4,368	$2,581

(1)	Long-term inventory relates to items that the Company does not forecast to sell within one year, based upon expected sales as a result of our analysis of current orders, backlog and forecast of future demand. Management believes this inventory will be sold in the future and is fully recoverable.

NOTE 3. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Other Current Assets consist of:

(in thousands)	September 30, 2012	December 31, 2011
Prepaid expenses	$511	$783
Prepaid insurance	57	170
Supplies inventory	244	231
Other	21	3

Total	$833	$1,187

Accrued Liabilities consist of:

(in thousands)	September 30, 2012	December 31, 2011
Compensation-related liabilities	$631	$1,827
Accrued property taxes	128	188
Accrued external commissions	221	230
Merger related liabilities	921	—
Other	432	356

Total	$2,333	$2,601

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(in thousands)	Estimated Useful Lives (In Years)	September 30, 2012	December 31, 2011
Land	—	$668	$668
Buildings and improvements	7, 10 and 18	7,343	7,343
Equipment	3 and 5	23,691	23,998
Office furniture and equipment	5 and 7	385	764
Leasehold Improvements	3 and 10	7,101	6,719
Construction in progress	—	946	1,046

		40,134	40,538
Less accumulated depreciation and amortization		(19,079)	(17,466)

		$21,055	$23,072

Depreciation expense for property, plant and equipment was $1.0 million and $.5 million for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of:

(in thousands)	September 30, 2012	December 31, 2011
Patents and core technology	$4,925	$4,672
Accumulated amortization	(2,160)	(1,969)

Intangible assets, net	$2,765	$2,703

Amortization expense for intangible assets was $64,000 for each of the three month periods ended September 30, 2012 and 2011, and $190,000 for each of the nine month periods ended September 30, 2012 and 2011. Estimated amortization expense for intangible assets is $250,000 annually for the years ending 2012 through 2016, and a total of $1,600,000 thereafter.

NOTE 6. LONG-TERM DEBT

(in thousands)	September 30, 2012	December 31, 2011
Long-term debt:
Capital leases	$2,994	$4,246
National Semiconductor promissory note	493	478
Mortgage note	3,321	3,439
Term loan	1,944	3,750

	8,752	11,913
Current maturities of long-term debt	(3,139)	(4,202)

Total	$5,613	$7,711

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

As of September 30, 2012, we did not have an outstanding balance on the secured line of credit facility and had net availability of $3.2 million.

We are required to comply with certain covenants under the Loan Agreement, calculated on a monthly basis. These covenants include requirements to maintain a minimum EBITDA level, a minimum liquidity ratio and restrictions on certain business actions, such as payment of cash dividends, without the consent of SVB. As of September 30, 2012, we were in compliance with all such covenants except for our minimum EBITDA covenant requirement for the month ended September 30, 2012. We have obtained a waiver from SVB on this covenant for the months ending September 30, 2012 and October 31, 2012. We have also received consent for our change in control and merger with Cypress Semiconductor Corporation. See “Note 12” Subsequent Events.

The Company currently has six capital leases outstanding totaling $3.0 million, with terms between two and three years and effective interest rates between 9% and 10%. Under these leases, we have standby letters of credit in favor of three of the lessors for approximately $800,000. As a result of the merger with Cypress and the change of control provisions in the capital lease agreements, on October 10, 2012 we became in default on five of these leases. One lessor has agreed to waive the default if we pay our accelerated buy out and rent totaling approximately $300,000. We are currently negotiating with one other lessor who holds four capital leases.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. The Company is required to pay National Semiconductor Corporation $250,000 annually through 2013. As of September 30, 2012, the present value of this promissory note was $489,000. We discounted the note at 5.75%. The face value of this note as of September 30, 2012 was $500,000.

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

Payments of our outstanding promissory notes and leases are as follows as of September 30, 2012:

(in thousands)	2012	2013	2014	2015	2016	Total
Term loan	$278	$1,110	$556	$0	$0	$1,944
National Semiconductor promissory note	250	250	0	0	0	500
Mortgage note	41	168	179	190	2,743	3,321
Capital leases	473	1,467	1,388	0	0	3,328
Less amount representing interest on the capital leases and promissory note						(341)

Total debt						$8,752

The carrying amounts and estimated fair values of our long-term debt, which are our only material financial instruments, are as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term loan	$1,944	$1,942	$3,750	$3,758
National Semiconductor promissory note	493	489	478	473
Capital leases	2,994	3,094	4,246	4,271
Mortgage note	3,321	3,238	3,439	3,389

	$8,752	$8,763	$11,913	$11,891

The above fair values were estimated based on discounted future cash flows. Differences from carrying amounts are attributable to changes in the weighted average interest rate used, subsequent to when the transactions occurred.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has commitments under non-cancelable operating leases expiring through 2014 for various equipment, software, and facilities. Minimum future annual lease payments for leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2012, were as follows:

Years Ending December 31:	Operating Leases (in thousands)
2012 (October to December)	$63
2013	189
2014	39

Total	$291

Total expense on all operating leases was $611,000 and $528,000 for the three months ending September 30, 2012 and 2011, respectively, and $1.7 and $1.6 million for the nine months ending September 30, 2012 and 2011, respectively.

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

On July 20, 2012, we executed a manufacturing and license partnering agreement with ROHM Co., Ltd. (“ROHM”), which provides for ROHM to manufacture F-RAM semiconductor product wafers for us on ROHM’s established manufacturing line, as well as for our distribution of certain products manufactured by ROHM. Under the terms of the agreement, the Company and ROHM also cross-licensed our F-RAM and certain related intellectual property and technology. There are currently no material purchase commitments or contingencies in connection with this agreement.

Purchase Commitments

At September 30, 2012, the Company had certain commitments which were not included on the consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $75,000 and wafer purchase commitments of approximately $2.2 million under current purchase orders, and $4.9 million related to minimum monthly purchase commitments under an existing supplier contract, through September 30, 2015. The Company also has approximately $1.8 million of additional investment banking and legal fees associated with the Cypress Semiconductor Corporation merger (the “Merger”) that are due at the time of the closing of the merger, which is expected to take place during the fourth quarter of 2012. See “Note 12” Subsequent Events.

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

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of September 30, 2012.

On October 15, 2012, Paul Dent (“Plaintiff Dent”) filed a complaint in the Court of Chancery in the State of Delaware, captioned Dent v. Ramtron International Corporation, et al., Docket No. 7950-VCP (the “Delaware Action”). Plaintiff purports to bring this action as a class action on behalf of himself and other similarly situated Ramtron stockholders. Plaintiff Dent alleges that the Individual Defendants breached their fiduciary duties in connection with the Merger Agreement reached with Cypress in which Cypress would acquire all of the outstanding shares of the Company for $3.10 in cash, and the Board of Directors’ recommendation that Ramtron shareholders tender their shares in Cypress’ tender offer. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by failing to engage in a competitive process and failing to disclose fully all material information relating to the recommendation to stockholders to tender shares to Cypress. The complaint seeks, among other things, injunctive relief as follows: an order declaring the action to be properly maintainable as a class action, an order enjoining Defendants from consummating the Merger, an order rescinding, to the extent already implemented, the Merger or any of the terms thereof, or granting Plaintiffs and the Class rescissory damages, an order directing Defendants to account to Plaintiff and the class for all damages suffered as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. On October 22, 2012, Plaintiff Dent moved for Expedited Proceedings in the Delaware Action. Also on November 5, 2012, Plaintiff Dent moved for a Preliminary Injunction in the Delaware Action. A hearing on plaintiff Dent’s motion for Preliminary Injunction has been set for November 19, 2012. The Company believes the lawsuit is without merit and intends to defend it vigorously.

In October 2012, Allan P. Weber (“Plaintiff Weber”), a purported Ramtron stockholder, filed a putative class action complaint against the Company, certain of its officers and directors (the “Individual Defendants” or, collectively with the Company, the “Defendants”), and Cypress and its wholly-owned subsidiary Rain Acquisition Corporation, in the District Court for El Paso County, Colorado, captioned Weber v. Balzer, et al., Docket No. 2012cv4782. Plaintiff Weber alleges that the Individual Defendants breached their fiduciary duties in connection with the Merger

Agreement reached with Cypress in which Cypress would acquire all of the outstanding shares of the Company for $3.10 in cash, and the Board’s recommendation that Ramtron shareholders tender their shares in Cypress’ tender offer. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by failing to take steps to maximize the value of Ramtron to its public stockholders and took steps to avoid competitive bidding, failed to properly value Ramtron, and ignored or did not protect against conflicts of interest. The complaint seeks, among other things, relief as follows: an order declaring the action to be a class action and certifying Plaintiff Weber as the class representative and his counsel as class counsel, an order enjoining preliminarily and permanently the Merger, an order rescinding the Merger or awarding Plaintiff and the class rescissory damages in the event the Merger is consummated prior to entry of the court’s final judgment, an order directing Defendants to account to Plaintiff and the class for all damages suffered and profits and any special benefits obtained by Defendants as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend it vigorously.

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

The exercise price of all non-qualified stock options must be no less than 100% of the Fair Market Value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized unissued common stock or treasury stock. As of September 30, 2012, we had not granted any incentive stock options under either the 2012 Plan or the 2005 Plan.

At September 30, 2012, the number of shares available for future grant under the 2012 Plan was 3,877,864.

Total stock-based compensation recognized in our consolidated statement of income was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income Statement Classifications:
Cost of Sales	$66	$76	$218	$150
Research and development	96	161	320	368
Sales and marketing	76	53	208	217
General and administrative	107	268	400	611

Total	$345	$558	$1,146	$1,346

Stock Options

Stock options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. As of September 30, 2012, there was approximately $920,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to our employees and directors, which will be recognized over a weighted-average period of three years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The assumptions used to value option grants for the quarter ended September 30, 2012 are as follows:

Risk free interest rate	1.0%
Expected dividend yield	0%
Expected term (in years)	6.0 years
Expected volatility	68%

The weighted average fair value per share of options granted during the nine months ended September 30, 2012 and 2011 were $1.28 and $1.60, respectively.

The following table summarizes stock option activity related to our plans for the nine months ended September 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2011	3,962	$2.88
Granted	163	$2.17
Forfeited	—	—
Exercised	(106)	$2.31
Cancellations	(88)	$3.50

Outstanding at September 30, 2012	3,931	$2.85

The intrinsic value of $1,943,000 for outstanding options is the difference between the market value as of September 28, 2012, and the exercise price of the options that are below the market value. The closing market value of the Company’s common stock as of September 28, 2012, was $3.08 as reported by the Nasdaq Global Market composite index.

Restricted Stock

Restricted stock grants generally vest one to four years from the date of grant. No exercise price or cash payment is required for the release of the restricted stock. The fair value of the Company’s common stock at the time of grant is amortized to expense on a straight-line basis over the vesting period. As of September 30, 2012, there was approximately $1.9 million of unrecognized compensation cost related to non-vested restricted shares, which will be recognized over a weighted-average period of 2.9 years.

A summary of non-vested restricted shares during the nine months ended September 30, 2012, is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2011	985	$2.53
Granted	628	$2.09
Forfeited	(381)	$2.52
Vested/Released	(40)	$2.56

Outstanding at September 30, 2012	1,192	$2.30

Restricted Stock Units

Restricted stock units represent rights to receive shares of common stock at a future date. No exercise price or cash payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The fair value of the Company’s common stock at the time of the grant is amortized to expense on a straight-line basis over the vesting period.

A summary of the Company’s restricted stock units, as of September 30, 2012, is as follows:

	Number of Restricted Units	Weighted Average Remaining Contractual Term
	(in thousands)	(in years)
Outstanding at December 31, 2011	252
Granted	—
Forfeited	(21)
Vested/Released	(68)

Outstanding at September 30, 2012	163	.66

As of September 30, 2012, approximately $280,000 remained in unrecognized compensation costs related to unvested outstanding restricted stock units, with a weighted-average recognition period of 1 year.

NOTE 9. INCOME TAXES

The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the application and interpretation of tax laws, treaties and judicial developments, in collaboration with its tax advisors.

The following table presents the provision for income taxes and the effective tax rates:

	Nine months ended
(in thousands)	September 30, 2012	September 30, 2011
Loss before income taxes	$(4,456)	$(2,987)
(Provision for) benefit from income taxes	(6,177)	1,097
Effective tax rate	(138.6%)	36.7%

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s net deferred tax asset is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain the benefit of net operating loss carry forwards. Management considers the projected future taxable income and tax planning strategies in making this assessment.

Due to the recent softness in the semiconductor industry, uncertainty surrounding the tender offer which caused certain of our distributors to take a cautious stance in regards to placing orders, and uncertainty surrounding future tax strategies, we have determined that it is more likely than not that our deferred tax asset will not be realized based upon available evidence. Therefore, we have established a full valuation allowance against this deferred tax asset, resulting in an increase to the tax provision of $5.6 million for the quarter ended September 30, 2012.

Any significant increase or reduction in estimated future taxable income may require the Company to record additional adjustments to the valuation allowance. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on the period’s earnings.

At September 30, 2012 and December 31, 2011, our deferred tax asset and related valuation allowance were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Gross deferred tax assets	$28,565	$30,384
Less valuation allowance	(28,565)	(24,359)

Net deferred tax assets	$—	$6,025

NOTE 10. EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing reported net income (loss) available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

The following table sets forth the calculation of net income (loss) per common share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(11,147)	$1,172	$(10,633)	$(1,890)

Common shares outstanding:
Historical common shares outstanding at beginning of period	35,448	28,442	34,838	27,540
Less: Non-vested restricted stock at beginning of period	(1,293)	(391)	(985)	(191)
Weighted average common shares issued during period	45	3,697	242	1,724

Weighted average common shares at end of period - basic	34,200	31,748	34,095	29,073

Effect of other dilutive securities:
Options	—	115	—	—
Restricted stock	—	239	—	—

Weighted average common shares at end of period - diluted	34,200	32,102	34,095	29,073

Net income (loss) per share:
- basic and diluted	$(0.33)	$0.04	$(0.31)	$(0.07)

As of September 30, 2012 and September 30, 2011, we had equity instruments or obligations that could create future dilution to the Company’s common stockholders and are not currently classified as outstanding common shares of the Company. The following table details the shares of common stock that are excluded from the calculation of earnings per share (prior to the application of the treasury stock method) due to their impact being anti-dilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock Options	3,931	2,603	3,931	4,173
Restricted stock/units	1,355	581	1,355	1,256

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

We sell our products to direct customers and to electronic components distributors. Net sales by customer type, by geographic area based on product shipping destination, and to significant customers were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Percentage of net sales:

Sales to distributors	70%	85%	75%	78%
Sales to direct customers	30%	15%	25%	22%

	100%	100%	100%	100%

Geographic area net sales:

United States	14%	9%	14%	9%
International	86%	91%	86%	91%

	100%	100%	100%	100%

Significant distributors/customers:

Tokyo Electron Device	13%	10%	14%	10%
MSC Vertriebs GMBH	5%	8%	5%	11%

Except as presented above, no other direct customer or distributor accounted for greater than 10% of our net sales for the three or nine months ended September 30, 2012, or September 30, 2011.

Balances due from our significant distributors or direct customers at September 30, 2012 and December 31, 2011, as a percentage of total gross accounts receivable, were as follows:

	Percentage of Gross Accounts Receivable
	September 30, 2012	December 31, 2011
Tokyo Electron Device	13%	11%
Action Technology	7%	23%

No other direct customer or distributor accounted for more than 10% of our accounts receivable as of September 30, 2012 or December 31, 2011.

NOTE 12. SUBSEQUENT EVENTS

On September 19, 2012, we announced that the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cypress Semiconductor Corporation, a Delaware corporation (“Cypress”), and Rain Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Cypress (“Purchaser”), pursuant to which, among other things, Cypress caused Purchaser to amend its June 21, 2012 offer to purchase all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), including associated preferred stock purchase rights (the “Rights” and, together with the Company Common Stock, the “Shares”), for $3.10 per Share (the “Offer Price”), net to the seller in cash (as amended, the “Offer”).

On October 10, 2012, at the closing of the Offer, Purchaser accepted for payment 23,290,666 shares of common stock that had been validly tendered and not withdrawn pursuant to the offer and commenced a subsequent offering period for all remaining untendered shares of common stock. An additional 559,785 shares of common stock were tendered subject to guarantee delivery procedures. Also on October 10, 2012, immediately following the closing of the offer, all of the directors of Ramtron resigned from our board of directors, other than Theodore J. Coburn, William G. Howard, Jr. and William L. George. Immediately following the resignation of such directors, the remaining directors of Ramtron appointed T.J. Rodgers, Brad W. Buss, Dana C. Nazarian, Neil Weiss, Cathal Phelan and Thomas Surrette, each of whom was designated by Purchaser, to our board of directors.

On October 17, 2012, the subsequent offering period expired, and Purchaser acquired an additional 2,622,273 shares of common stock that were validly tendered during the subsequent offering period. Included in this amount were 478,150 shares of common stock originally tendered in the Offer pursuant to guaranteed delivery procedures. The subsequent merger of Purchaser into the Company pursuant to the Merger Agreement is expected to occur in the fourth quarter of 2012, and, if the merger is consummated, we will thereafter become a wholly-owned subsidiary of Cypress.

As a result of the purchase of Shares in the Offer, Cypress controls approximately 78% of our outstanding common stock as of the date of this report. Due to the change in control that has occurred as a result of the purchase of the Shares by Purchaser in the Offer, the Company’s management is currently assessing additional cash requirements and other issues relating to assignment of leases, our mortgage, change of control contracts with officers and management of the company, severance payments, and outstanding equity awards.

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

In recent periods, estimates of future demand were difficult to determine due to the supply constraints we experienced when our previous wafer foundry ceased the production of wafers for us. During the transition to another wafer foundry, we underestimated demand, as well as the amount of time it would take to establish the new foundry for production. This situation forced us to put customers on allocation. As a result of this allocation, some customers placed orders beyond their actual needs at the time. As we began to fill those orders, many customers rescheduled shipments to later dates, which caused our inventory levels to rise. We have since revised our policy and require customers to give a 60-day notice when rescheduling shipment dates, which is an industry standard.

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

An allowance for sales returns is established based on historical and current trends in product returns and customer rebates. Our distributors have a right to return products under certain conditions. We recognize revenue on shipments to distributors at the time of shipment, along with a reserve for estimated returns based on historical data and future estimates. Also, certain distributors are granted rebates if specific end customers purchase our products. We estimate these rebates at the time of sale and record a related allowance. At September 30, 2012 and December 31, 2011, the Company’s allowance for sales returns and bad debt expense was $2.8 million and $2.3 million, respectively.

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

In assessing the potential to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences. Therefore, we have fully reserved our deferred tax asset.

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

RESULTS OF OPERATIONS

Highlights:

Merger with Cypress Semiconductor Corporation

On September 19, 2012, we announced that the Company had entered into Merger Agreement with Cypress Semiconductor Corporation and Rain Acquisition Corp, pursuant to which, among other things, Cypress caused Purchaser to amend its June 21, 2012 offer to purchase all of the outstanding shares of common stock, par value $0.01 per share, of the Company, including associated preferred stock purchase rights, for $3.10 per Share, net to the seller in cash.

On October 10, 2012, at the closing of the Offer, Purchaser accepted for payment 23,290,666 shares of common stock that had been validly tendered and not withdrawn pursuant to the offer and commenced a subsequent offering period for all remaining untendered shares of common stock. An additional 559,785 shares of common stock were tendered subject to guarantee delivery procedures. Also on October 10, 2012, immediately following the closing of the offer, all of the directors of Ramtron resigned from our board of directors, other than Theodore J. Coburn, William G. Howard, Jr. and William L. George. Immediately following the resignation of such directors, the remaining directors of Ramtron appointed T.J. Rodgers, Brad W. Buss, Dana C. Nazarian, Neil Weiss, Cathal Phelan and Thomas Surrette, each of whom was designated by Purchaser, to our board of directors.

On October 17, 2012, the subsequent offering period expired, and Purchaser acquired an additional 2,622,273 shares of common stock that were validly tendered during the subsequent offering period. Included in this amount were 478,150 shares of common stock originally tendered in the Offer pursuant to guaranteed delivery procedures. The subsequent merger of Purchaser into the Company pursuant to the Merger Agreement is expected to occur in the fourth quarter of 2012, and, if the merger is consummated, we will thereafter become a wholly-owned subsidiary of Cypress.

Due to the recent softness in the semiconductor industry, uncertainty surrounding the tender offer which caused certain of our distributors to take a cautious stance in regards to placing orders, and uncertainty surrounding future tax strategies, we have determined that it is more likely than not that our deferred tax asset will not be realized based upon available evidence. Therefore, we have established a full valuation allowance against this deferred tax asset, resulting in an increase to the tax provision of $5.6 million for the quarter ended September 30, 2012.

PERIOD COMPARISONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

(in thousands, except average selling price)	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Product sales	$11,963		$21,736	$41,127		$48,712
% change compared to prior period		(45%)			(16%)
Units shipped	12,034		18,872	35,333		43,986
% change compared to prior period		(36%)			(20%)
Average selling price	$0.99		$1.15	$1.16		$1.11
% change compared to prior period		(14%)			5%
Other revenue	—		$227	—		$655
% change compared to prior period		%			%
Total revenue	$11,963		$21,963	$41,127		$49,367
% change compared to prior period		(46%)			(17%)

Three Months:

For the three months ended September 30, 2012, product revenue decreased $9.7 million, or 45%, compared to the same period last year. The decrease in revenue resulted from shipping 6.8 million fewer units than the same quarter last year, as demand in the semiconductor industry softened and the worldwide economy declined. In addition, increased revenue for the prior year quarter was primarily driven by the fulfillment of delinquent backlog created by supply constraints we experienced during 2011. Compared to the year-ago quarter, our average selling price decreased 14%, from $1.15 to $.99 per unit, due to a relative increase in low-density product sales, which have a lower average selling price.

We reported no other revenue for the three months ended September 30, 2012, compared to $227,000 for license and development fees during the same quarter last year in connection with a license fee arrangement that expired in 2011.

Nine Months:

For the nine months ended September 30, 2012, product revenue decreased $7.6 million, or 16%, compared to the same period last year. Total units shipped decreased 20% and our average selling price increased 5%, from $1.11 to $1.16 per unit, compared to the same period last year. The increase in average selling price for the nine months ended September 30, 2012 was due to an increase in high-density product sales.

We reported no other revenue for the nine months ended September 30, 2012, compared to $665,000 for license and development fees during the same period last year in connection with a license fee arrangement that expired in 2011.

Cost of Product Sales

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of product sales	$8,154	$10,729	$22,152	$25,044
Gross margin percentage	32%	51%	46%	49%

Three Months:

Cost of product sales was $8.2 million for the three months ended September 30, 2012, which was a decrease of $2.6 million from the same quarter last year. This decrease was due to a 36% decrease in units shipped. Product gross margin for the three months ended September 30, 2012 decreased by 19%, to 32%, compared with 51% for the same period last year. This decrease was due primarily to under applied fixed manufacturing overhead, combined with an increase in scrap provision.

Nine Months:

Cost of product sales for the nine months ended September 30, 2012 was $22.2 million, which was a decrease of $2.9 million from the same period in 2011. This decrease was due to a 20% decrease in units shipped. Product gross margin for the nine months ended September 30, 2012 decreased by 3%, to 46%, compared with 49% for the same period last year. This decrease was due primarily to under applied fixed manufacturing overhead.

Research and Development Expense

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Research and development expense	$3,485	$4,988	$10,071	$13,756
Percent of total revenue	29%	23%	25%	28%

Three Months:

Research and development expense for the three months ended September 30, 2012 was $3.5 million, which was a $1.5 million decrease from the same period in 2011. This decrease was due primarily to purchasing fewer engineering wafers and target materials as well as lower consulting costs. These cost reductions were partially offset by increased depreciation expense.

Nine Months:

Research and development expense for the nine months ended September 30, 2012 was $10.1 million, which was a $3.7 million decrease from the same period in 2011. This decrease was due primarily to a reduction in engineering wafer costs and lower contract maintenance costs at our wafer foundry in Burlington, Vermont. These cost reductions were partially offset by increased depreciation expense.

Sales and Marketing Expense

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales and marketing expense	$2,527	$2,648	$6,949	$7,313
Percent of total revenue	21%	12%	17%	15%

Three Months

Sales and marketing expense was $2.5 million for the three months ended September 30, 2012, which was a decrease of $121,000 from the same period in 2011. This decrease was due primarily to a reduction in sales commissions and travel expenses.

Nine Months

Sales and marketing expense was $6.9 million for the nine months ended September 30, 2012, which was a $364,000 decrease from the same period in 2011. This decrease was due primarily to a reduction in sales commissions and variable compensation. These reductions were partially offset by higher compensation costs due to head count increases in our sales and marketing departments.

General and Administrative Expense

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
General and administrative expense	$3,075	$1,786	$5,758	$5,666
Percent of total revenue	26%	8%	14%	11%

Three Months

General and administrative expense in the three months ended September 30, 2012 was $3.1 million, which was a $1.3 million increase from the same period in 2011. This increase was due primarily to Merger-related fees of $1.9 million, partially offset by decreased variable compensation expenses of $450,000.

Nine Months

General and administrative expense for the nine months ended September 30, 2012 was $5.8 million, which was a $92,000 increase from the same period in 2011. Merger-related expenses of $2.1 million contributed to this increase, which were partially offset by decreases in salary and variable compensation expenses of $1.6 million and travel expenses of $200,000.

Other Non-Operating Income (Expenses)

	Three months ended		Nine months ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest expense	$(202)	$(192)	$(638)	$(612)
Other income (expense)	$(2)	$81	$(15)	$37
Income tax (provision) benefit	$(5,665)	$(529)	$(6,177)	$1,097

Three Months

Interest expense was $202,000 for the three months ended September 30, 2012, which was a slight increase from the three months ended September 30, 2011.

Other expense was $2,000 for the three months ended September 30, 2012, compared with $81,000 in other income for the same period in 2011. During 2011 the company recorded $80,000 in foreign exchange gains.

For the three months ended September 30, 2012, we recorded a $5.7 million income tax provision in connection with the write-off of our deferred tax asset. During the three months ended September 30, 2011, the Company recorded a $529,000 income tax provision.

Nine Months

Interest expense was $638,000 during the nine months ended September 30, 2012, which was a $26,000 increase from the nine months ended September 30, 2011.

Other expense was $15,000 for the nine months ended September 30, 2012, compared to $37,000 in other income for the nine months ending September 30, 2011. The income in 2011 was due primarily to foreign exchange gains.

During the nine months ended September 30, 2012, we recorded an income tax provision of $6.2 million, primarily due to the write-off of our deferred tax asset during the third quarter of 2012. During the nine months ended September 30, 2011, we recorded an income tax benefit of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, are summarized as follows:

(in thousands)	2012	2011
Cash provided by (used in):
Operating activities	$1,116	$(5,160)
Investing activities	(849)	(5,463)
Financing activities	(3,711)	8,896
Effect of exchange rate changes on cash	(37)	(45)

Net decrease in cash and cash equivalents	$(3,481)	$(1,772)

Cash Flows from Operating Activities

The net amount of cash provided by operating activities during the nine months ended September 30, 2012 was $1.1 million, which was due primarily to our net loss adjusted by non-cash items resulting in a cash increase of $800,000. Working capital provided a net increase in cash of $300,000 due primarily to a decrease in accounts receivable and inventory for the year.

Cash used for operating activities during the nine months ended September 30, 2011 was $5.2 million. Cash generated from operations, after adjusting for non-cash items, was $700,000. Cash was used to fund a $13.6 million increase in inventory and accounts receivable, which was partially offset by a $7.3 million increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the nine months ended September 30, 2012 was $849,000, which was primarily related to photomask capital purchases.

The net amount of cash used in investing activities during the nine months ended September 30, 2011 was $5.5 million, which was primarily related to capital purchases related to photomasks and test equipment to expand our back-end test and assembly capacity.

Cash Flows from Financing Activities

The net amount of cash used in financing activities during the nine months ended September 30, 2012 of $3.7 million was primarily for principal payments on debt.

The net amount generated by financing activities during the nine months ended September 30, 2011 of $8.9 million was due to the receipt of proceeds from an $11.5 million issue of common stock, offset by $2.6 million of principal payments on debt.

Liquidity

The Company had $1.3 million in cash and cash equivalents at September 30, 2012. We also had approximately $3.2 million available to us under our $7.5 million secured line of credit facility with SVB. As of September 30, 2012, we had no borrowings outstanding under this line of credit facility, which currently is scheduled to expire on February 28, 2013.

Our future liquidity depends primarily on revenue, gross margins, control of operating expenses, management of our working capital and capital expenditures, and our ability to borrow under our secured line of credit facility or obtain additional financing.

As of September 30, 2012, we have recorded liabilities associated with transaction fees for the Merger in excess of $1.7 million, and estimate an additional $1.8 million to be incurred in the quarter ending December 31, 2012. As a result of the Merger, we could also incur accelerated payments on our leases and other debt due to change of control provisions in the associated agreements. We may also incur additional cash requirements relating to the assignment of leases, our mortgage, change in control agreements with officers and management of the company, severance payments to employees, and payments relating to outstanding equity awards. For example, estimated golden parachute payments to the officers of the Company in connection with their change in control agreements could be in excess of $3.5 million. The above payments, combined with an expected reduction in revenue associated with the softening in the semiconductor industry and overall economy, as well as reduced orders due to the uncertainty associated with the Merger, could severely impact the funding of our operations. However, the expected closing of the Merger with Cypress during the quarter ending December 31, 2012 will alleviate this risk.

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

As of September 30, 2012 we did not have a balance outstanding on the secured line of credit facility and a net availability $3.2 million.

We are required to comply with certain covenants under the Loan Agreement, calculated on a monthly basis. These covenants include requirements to maintain a minimum EBITDA level, a minimum liquidity ratio and restrictions on certain business actions, such as payment of cash dividends, without the consent of SVB. As of September 30, 2012, we were in compliance with all such covenants except for our minimum EBITDA covenant requirement for the month ended September 30, 2012. We have obtained a waiver from SVB on this covenant for the months ending September 30, 2012 and October 31, 2012. We have also received consent for our change in control and Merger with Cypress Semiconductor Corporation.

We currently have six capital leases outstanding, totaling approximately $3.0 million, with terms between two and three years and effective interest rates between 9% and 10%. These leases have standby letters of credit in favor of three of the lessors for approximately $800,000. As a result of the Merger with Cypress and the change of control provisions in the capital lease agreements, on October 10, 2012 we became in default on five of these leases. One lessor has agreed to waive the default if we pay our accelerated buy out and rent totaling approximately $300,000. We are currently negotiating with one other lessor who holds four capital leases.

In April 2004, we entered into a patent interference settlement agreement with National Semiconductor Corporation. We are required to pay National Semiconductor Corporation $250,000 annually through 2013. We expect to make the 2012 payment, which was due in April, during the second half of 2012. As of September 30, 2012, the present value of this promissory note is $489,000. We recorded this note at the discounted present value assuming an annualized discount rate of 5.75%. The face value of this note as of September 30, 2012 was $500,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2009, the Company received a summons by the trustee in the bankruptcy of Finmek S.p.A. and its affiliates (Finmek) to appear before the Padua, Italy court overseeing the bankruptcy. The claims of the trustee in bankruptcy are that payments totaling approximately $2.8 million made to the Company for products shipped to Finmek prior to its bankruptcy filing in May 2004 are recoverable based on an alleged awareness of the Finmek affiliates’ insolvency at the time the payments were made. After the first hearing held in 2010 and the second hearing in 2011, in 2013 all parties will submit their final motions. We intend to vigorously contest the trustee’s claims. We are unable to estimate a range of possible liability, if any, that we may incur as result of the trustee’s claims and have not recorded any expense or liability in the consolidated financial statements as of September 30, 2012.

On October 15, 2012, Paul Dent (“Plaintiff Dent”) filed a complaint in the Court of Chancery in the State of Delaware, captioned Dent v. Ramtron International Corporation, et al., Docket No. 7950-VCP (the “Delaware Action”). Plaintiff purports to bring this action as a class action on behalf of himself and other similarly situated Ramtron stockholders. Plaintiff Dent alleges that the Individual Defendants breached their fiduciary duties in connection with the Merger Agreement reached with Cypress Semiconductor Corporation (“Cypress”) in which Cypress would acquire all of the outstanding shares of the Company for $3.10 in cash, and the Board’s recommendation that Ramtron shareholders tender their shares in Cypress’ tender offer. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by failing to engage in a competitive process and failing to disclose fully all material information relating to the recommendation to stockholders to tender shares to Cypress. The complaint seeks, among other things, injunctive relief as follows: an order declaring the action to be properly maintainable as a class action, an order enjoining Defendants from consummating the Merger, an order rescinding, to the extent already implemented, the Merger or any of the terms thereof, or granting Plaintiffs and the Class rescissory damages, an order directing Defendants to account to Plaintiff and the class for all damages suffered as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. On October 22, 2012, Plaintiff Dent moved for Expedited Proceedings in the Delaware Action. Also on November 5, 2012, Plaintiff Dent moved for a Preliminary Injunction in the Delaware Action. A hearing on plaintiff Dent’s motion for Preliminary Injunction has been set for November 19, 2012. The Company believes the lawsuit is without merit and intends to defend it vigorously.

In October 2012, Allan P. Weber (“Plaintiff Weber”), a purported Ramtron stockholder, filed a putative class action complaint against the Company, certain of its officers and directors (the “Individual Defendants” or, collectively with the Company, the “Defendants”), and Cypress and its wholly-owned subsidiary Rain Acquisition Corporation, in the District Court for El Paso County, Colorado, captioned Weber v. Balzer, et al., Docket No. 2012cv4782. Plaintiff Weber alleges that the Individual Defendants breached their fiduciary duties in connection with the Merger Agreement reached with Cypress in which Cypress would acquire all of the outstanding shares of the Company for $3.10 in cash, and the Board’s recommendation that Ramtron shareholders tender their shares in Cypress’ tender offer. Specifically, the complaint alleges that the Individual Defendants violated their fiduciary duties by failing to take steps to maximize the value of Ramtron to its public stockholders and took steps to avoid competitive bidding, failed to properly value Ramtron, and ignored or did not protect against conflicts of interest. The complaint seeks, among other things, relief as follows: an order declaring the action to be a class action and certifying Plaintiff Weber as the class representative and his counsel as class counsel, an order enjoining preliminarily and permanently the Merger, an order rescinding the Merger or awarding Plaintiff and the class rescissory damages in the event the Merger is consummated prior to entry of the court’s final judgment, an order directing Defendants to account to Plaintiff and the class for all damages suffered and profits and any special benefits obtained by Defendants as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. The Company believes the lawsuit is without merit and intends to defend it vigorously.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks and uncertainties described in our Annual Report, and within this and other subsequent Quarterly Reports, we believe our business and results of operations are subject to the following risks:

The time required of our management and employees, the general disruption to our operations, and additional cost due to the proposed Merger transaction with Cypress could adversely affect our business and results of operations.

While the Merger is pending, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and transition activities and, therefore, may be diverted from day-to-day operations which could adversely affect our relationship with customers, suppliers, and other strategic partners and negatively impact our revenues and earnings. In addition, current and prospective employees may be uncertain about their future roles following the completion of the Merger, which could impair our ability to attract prospective employees and retain and motivate current employees. Further, significant additional costs have been and may continue to be incurred for professional fees, including legal fees for related litigation that has been or may be filed, and other investment banking and legal fees related to the Merger transaction. The impact of these factors could adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31 2012 (1)	16,408	$2.83	—	—
Aug 1 – Aug 31 2012 (1)	4,956	$2.63	—	—
Sept 1 – Sept 30 2012(1)	1,722	$2.88	—	—

Total	23,086	$2.77	—	—

(1)	Represents shares withheld from vested restricted stock awards to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMTRON INTERNATIONAL CORPORATION (Registrant)

/s/ Gery E. Richards
Gery E. Richards
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer of the Registrant)

Date: November 9, 2012